Form 10QSB
period 1999-03-31
TRIAD WARRANTY CORPORATION INC
filed 2000-04-17
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended Sept. 30, 1999

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                Commission File No.  33-33263-NY

                TRIAD WARRANTY CORPORATION, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          62-1407521
(State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes of common equity, as April 10, 2000:   263,411 shares of
common stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                TRIAD WARRANTY CORPORATION, INC.

                              INDEX

                                                       Page

PART I.        Financial Information                    3

          Unaudited Condensed Balance Sheets as of
          Sept. 30, 1999                                4

          Unaudited Condensed Statements of
          Operations as of Sept. 30, 1999               5

          Unaudited Condensed Statements of
          Cash Flows as of Sept. 30, 1999               6

          Notes to Unaudited Consolidated
          Financial Statements                          7

          Management's Discussion and Analysis of       11
          Financial Condition or Plan of Operation

PART II.  Other Information                             11

Signatures                                              12

                             PART I.
                      Financial Information

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                         September 30December 31,
                                            1999         1998
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations $   56,380   $   56,380
                                         ___________  ___________
        Total Current Liabilities             56,380       56,380
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,25,000,000
   shares authorized, 264,886 shares issued
   and outstanding                               265          265
  Capital in excess of par value              77,206       77,206
  Retained deficit                           (76,335)     (76,353)
Deficit accumulated during the
    development stage                        (57,498)     (57,498)
                                         ___________  ___________

Total Stockholders' (Deficit)                (56,380)     (56,380)
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________




NOTE: The Balance Sheet at December 31, 1998 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               Cumulative from
                                                              the Re-entering of
                               For the Three  For the Nine   Development Stage
                               Months Ended   Months ended     on December 27,
                               September 30,  September 30,      1993 through
                               ___________________________        September 30,
                               1999    1998    1999     1998            1999
                               ________ ___________________________________
REVENUE:
  Sales                        $   -   $   -   $   -    $   -     $       -
                               ________ ___________________________________

  Total Revenue                    -       -       -        -             -
                               ________ ___________________________________

EXPENSES:
 General and administrative        -       -       -        -         1,118
                               ________ ___________________________________

   Total Expenses                  -       -       -        -         1,118
                               ________ ___________________________________

LOSS FROM OPERATIONS               -       -       -        -        (1,118)

CURRENT INCOME TAXES               -       -       -        -             -

DEFERRED INCOME TAX                -       -       -        -             -
                               ________ ___________________________________
DISCONTINUED OPERATIONS:
 Loss from operations of warranty
  service business of former
  subsidiary                       -       -      -         -       (56,380)
                               ________ ___________________________________

NET LOSS                       $   -    $  -   $  -   $     -    $  (57,498)
                               ________ ___________________________________
LOSS PER SHARE
 Loss from continuing
  operations                   $   -    $  -   $  -    $    -    $     (.00)
 Loss from discontinued
  operations of former
  subsidiary                   $   -    $  -   $  -    $    -   $ (.22)
                                ________ ___________________________________
 Total Loss Per Share          $   -    $  -   $  -    $    -   $ (.22)
                                ________ ___________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Cumulative from
                                                             For the    the Re-entering of
                                          For the Three    Nine Months   Development Stage
                                           Months Ended        Ended       on December 27,
                                           September 30,    September 30,   1993 through
                                              _______________________       September 30,
                                           1999     1998    1999     1998       1999
                                          ___________________________________________
Cash Flows Provided by Operating
 Activities:
  Net loss                                 $   -    $   -   $    -   $     -     $ (57,498)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                               -        -        -         -         1,059
    Stock issued for services                  -        -        -         -            50
    Changes in assets and liabilities:
      Increase in accounts payable             -        -        -         -        56,380
                                         ___________________________________________
        Net Cash (Used) by
          Operating Activities                 -        -        -         -             -
                                         ___________________________________________
Cash Flows Provided by Investing
 Activities:
                                               -        -        -         -             -
                                         ___________________________________________
        Net Cash (Used) by
          Investing Activities                 -        -        -         -             -
                                         ___________________________________________
Cash Flows Provided by Financing
 Activities:
                                               -        -        -         -             -
                                         ___________________________________________
        Net Cash Provided by
          Financing Activities                 -        -        -         -             -
                                         ___________________________________________
Net Increase (Decrease) in Cash                -        -        -         -             -

Cash at Beginning of the Year                  -        -        -         -             -
                                         ___________________________________________
Cash at End of the Year                 $      -  $     -  $     -   $     -     $       -
                                         ___________________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                            $      -  $     -  $     -   $      -    $       -
    Income taxes                        $      -  $     -  $     -   $      -    $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For 1999:
  None

  For 1998:
  None
 The accompanying notes are an integral part of these Unaudited
                 Condensed Financial Statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Triad Warranty Corporation, Inc. (formerly "Fulton Ventures, Inc.") was organized under the laws of the State of Nevada on September 21, 1989. Triad Warranty Corporation, Inc. (the Company) was formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. On June 14, 1990, the Company exchanged 2,464,829 of its common shares for all the outstanding share of Triad Warranty Corporation.

  Triad Warranty Corporation was organized under the laws of the state of Texas on November 21, 1988. The purpose of this Company was to provide extended warranty service coverage for heating and air conditioning units and their component parts and various other consumer products. This Company began operations in January 1989, in Dallas Texas. The Board of Directors met on December 27, 1993, and determined it was in the best interest of Triad Warranty Corporation, Inc. (Nevada) and its sole operating subsidiary, Triad Warranty Corporation, to separate ownership. To effect this transaction, selected shareholders in the Company were issued his or her pro rata shares in Triad Warranty Corporation, and the original 2,464,829 shares of common stock were returned to the Company for cancellation. This transaction was accounted for in the financial statements of the Company as a discontinued operation as of December 27, 1993. The Company is considered to have re-entered into a new development stage on December 27,1993.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position,, results of operations and cash flows at September 30, 1999 and for all the periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Consequently, cumulative numbers have been provided from December 27,1993 forward to reflect the change in control and the change in the Company's planned operations. During 2000 the Company under went a change in ownership control which has resulted in a change in the officers and Board of Director's of the Company.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 7].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting  Estimates  - The preparation of  Unaudited  Condensed
  Financial Statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Unaudited Condensed Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or hold contributions for others", "accounting for derivative instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.),"and SFAS No. 137 were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the Unaudited Condensed Financial Statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  The accompanying Unaudited Condensed Financial Statements as of September 30, 1999 and for the period ended September 30, 1999, have been classified to reflect management's decision to discontinue the Company's operations in the Warranty Service Business on December 27, 1993. The Company's previous operations through its former subsidiary in the Warranty Service Business are included as Discontinued Operations in the Unaudited Condensed Financial Statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at September 30, 1999:

                                                      September 30,
                                                           1999
                                                       __________
  Assets  of Discontinued Operations                  $         -

  Liabilities  of Discontinued  Operation                       -
           Judgement payable                               56,380
                                                       __________
                   Totals                              $   56,380
                                                       __________

  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                         For the         For the            From the
                       Three Months    Nine Months       Re-entering of
                          Ended           Ended         Development Stage
                      September 30,   September 30,     on December 27,
                     ___________________________________  1993 through
                       1999    1998   1999      1998    September 30, 1999
                     ________________________________________________

Net Sales             $   -    $   -  $   -   $   -       $      -

Cost of Goods Sold        -        -      -   $   -       $      -

Other Operating Expenses  -        -      -       -        (57,498)

                     ________________________________________________
Net Loss             $   -    $    -  $   -   $   -       $(57,448)
                     ________________________________________________
Loss per Share       $   -    $    -  $   -   $   -       $ (.22)
                     ________________________________________________

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK

  Common Stock - During 1994, the Company issued 50,000 shares of its previously authorized, but unissued common stock for services rendered, valued at $50.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at September 30, 1999, unused operating loss carryforwards of approximately $57,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $19,500) at September 30, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 and $0 for 1999 and 1998, respectively).

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

  The accompanying Unaudited Condensed Financial Statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The Unaudited Condensed Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 1999 and 1998 and for the period from the re-entering of development stage on December 27, 1993 through September 30, 1999:

                                                              Cumulative from
                                                  For the     the Re-entering of
                                For the Three   Nine Months    DevelopmentStage
                                 Months Ended    Ended          on December 27,
                                 September 30, September 30,     1993through
                           ___________________________________   September 30,
                             1999     1998   1999    1998            1999
                                ___________________________________________
Loss from continuing
 operations available
 to  common stockholders
 (numerator)               $     -  $    -  $    -  $    -    $      (1,118)
                                  ___________________________________________
Loss from discontinued
 operations available
 to common stockholders
 (numerator)$              $     -  $    -  $    -  $    -    $     (56,380)
                                   ___________________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
 (denominator)              264,886  264,886  264,886  264,886        264,886

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

  Treasury   stock  which  was  being  held  by  the  Company   for
  cancellation has not been included in the calculations as it was considered cancelled for all periods presented.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash. The Company did not generate any revenue during the quarterly period ended Sept. 30, 1999.
The Company has no material commitments for capital expenditures for the next twelve months.

     The Company is currently in negotiations to settle an outstanding judgment. The Company believes that its current cash needs can be met with the cash on hand for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

                            PART II.
                        OTHER INFORMATION

Legal Proceedings:

     Warren Supply Company vs. Triad Warranty Corporation, Inc.,
Triad Warranty Corporation, and Harold Scott. In June 1995, the
Company became subject to a judgment in the amount of $56,379 in favor of Warren Supply Company. The Company is currently negotiating a settlement for the outstanding judgment.

Changes in Securities and Use of Proceeds:

     None

Defaults upon Senior Securities:

     None

Submission of Matters to a Vote of Securities Holders:

     None

Other Information:

     None

Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended Sept. 30, 1999 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIAD WARRANTY CORPORATION,INC.


Date:April 14, 2000                By:/s/ Kip Eardley
                                        President, Secretary, Treasurer and
                                        Sole Director