Form 10QSB
period 1999-06-30
TRIAD WARRANTY CORPORATION INC
filed 2000-04-17
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                           FORM 10-QSB
                TRIAD WARRANTY CORPORATION, INC.

                              INDEX

                                                       Page

PART I.        Financial Information                     3

          Unaudited Condensed Balance Sheets as
          of June 30, 1999                               4

          Unaudited Condensed Statements of Operations
          as of June 30, 1999                            5

          Unaudited Condensed Statements of Cash Flows
          as of June 30, 1999                            6

          Notes to Unaudited Consolidated Financial
          Statements                                     7

          Management's Discussion and Analysis of        11
          Financial Condition or Plan of Operation

PART II.  Other Information                              11

Signatures                                               12

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

                                           June 30   December 31,
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
  Common stock, $.001 par value, 25,000,000
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

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                               Cumulative from
                                                              the Re-entering of
                                 For the Three   For the Six  Development Stage
                                 Months Ended   Months ended    on December 27,
                                   June 30,       June 30,       1993 through
                               ________________________________     June 30,
                                1999    1998   1999    1998            1999
REVENUE:
  Sales                       $    -  $    -  $   -  $    -       $       -
                                ________ ___________________________________

 Total Revenue                     -       -      -       -               -
                                ________ ___________________________________

EXPENSES:
  General and administrative       -       -      -       -           1,118
                                ________ ___________________________________

        Total Expenses             -       -      -       -           1,118
                                ________ ___________________________________

LOSS FROM OPERATIONS               -       -      -      -           (1,118)

CURRENT INCOME TAXES               -       -      -      -                -

DEFERRED INCOME TAX                -       -      -      -                -
                                ________ ___________________________________
DISCONTINUED OPERATIONS:
 Loss from operations of warranty
 service business of former
 subsidiary                        -       -      -      -          (56,380)
                                ________ ___________________________________

NET LOSS                      $    -     $  -   $ -  $   -        $ (57,498)
                                ________ ___________________________________
LOSS PER SHARE:
Loss from continuing operations $  -     $  -   $ -  $   -        $(.00)
Loss from discontinued operations
 of former subsidiary           $  -     $  -   $ -  $   -        $(.22)
                                ________ ___________________________________
 Total Loss Per Share         $    -     $  -   $ -  $   -        $(.22)
                                ________ ___________________________________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                               Cumulative from
                                                    For the   the Re-entering of
                                     For the Three  Six Months Development Stage
                                     Months Ended     Ended      on December 27,
                                       June 30,      June 30,    1993 through
                                   __________________________      June 30,
                                    1999    1998    1999    1998     1999
                                ___________________________________________

Cash Flows Provided by Operating
  Activities:
   Net loss                      $    -  $    -   $    -   $   -     $(57,498)
   Adjustments to reconcile
    net loss to net cash used
    by operating activities:
     Depreciation                     -       -        -       -        1,059
     Stock issued for services        -       -        -       -           50
    Changes in assets and liabilities:
      Increase in accounts payable    -       -        -       -       56,380
                                   ___________________________________________
  Net Cash (Used) by
      Operating Activities            -       -        -       -            -
                                   ___________________________________________
Cash Flows Provided by Investing
 Activities:                          -       -        -       -            -
                                   ___________________________________________
Net Cash (Used) by Investing
  Activities                          -       -        -       -            -
                                   ___________________________________________
Cash Flows Provided by Financing
 Activities:                          -       -        -       -            -
                                   ___________________________________________
Net Cash Provided by
  Financing Activities                -       -        -       -            -
                                   ___________________________________________
Net Increase (Decrease) in Cash       -       -        -       -            -

Cash at Beginning of the Year         -       -        -       -            -
                                   ___________________________________________
Cash at End of the Year           $   -  $    -   $    -   $   -     $      -
                                   ___________________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                      $   -  $   -    $    -   $   -     $      -
    Income taxes                  $   -  $   -    $    -   $   -     $      -

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

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Triad Warranty Corporation, Inc. (formerly "Fulton Ventures, Inc.") was organized under the laws of the State of Nevada on June 21, 1989. Triad Warranty Corporation, Inc. (the Company) was formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. On June 14, 1990, the Company exchanged 2,464,829 of its common shares for all the outstanding share of Triad Warranty Corporation.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUTNIGN POLICIES [Continued]

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

NOTE 2 - DISCONTINUED OPERATIONS

  The accompanying Unaudited Condensed Financial Statements as of June 30, 1999 and for the periods ended June 30, 1999 and 1998, have been classified to reflect management's decision to discontinue the Company's operations in the Warranty Service Business on December 27, 1993. The Company's previous operations through its former subsidiary in the Warranty Service Business are included as Discontinued Operations in the Unaudited Condensed Financial Statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at June 30, 1999:

                                                         June 30,
                                                           1999
                                                       __________
  Assets  of Discontinued Operations                   $      -

  Liabilities of Discontinued Operations                      -
          Judgement payable                              56,380
                                                       __________
                   Totals                              $ 56,380
                                                       __________

  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                  For the         For the       From the
                               Three Months     Six Months   Re-entering of
                                  Ended           Ended    Development Stage
                                 June 30,        June 30,   on December 27,
                           _________________________________ 1993 through
                            1999     1998    1999      1998  June 30, 1999
                         ________________________________________________

 Net Sales                 $   -    $   -    $     -   $     -   $       -

 Cost of Goods Sold            -        -          -   $     -   $       -

 Other Operating Expenses      -        -          -         -     (57,498)

                        ________________________________________________
 Net Loss                 $    -   $    -    $     -   $     -   $ (57,448)
                        ________________________________________________
 Loss per Share           $    -   $    -    $     -   $     -   $    (.22)
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

  The Company has available at June 30, 1999, unused operating loss carryforwards of approximately $57,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $19,500) at June 30, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 and $0 for 1999 and 1998, respectively).

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

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 1999 and 1998 and for the period from the re-entering of development stage on December 27, 1993 through June 30, 1999:

                                                              Cumulative from
                                                            the Re-entering of
                                 For the Three  For the Six  Development Stage
                                  Months Ended  Months Ended  on December 27,
                                     June 30,    June 30,       1993 through
                                   __________________________       June 30,
                                   1999    1998    1999     1998      1999
                                  __________________________________________
Loss from continuing operations
 available to  common stockholders
 (numerator)                     $     -  $    -  $    -    $    - $   (1,118)
                           ___________________________________________
Loss from discontinued operations
 available to common stockholders
 (numerator)$                    $     -  $    -  $    -    $    - $  (56,380)
                           ___________________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
(denominator)                    264,886    264,886  264,886  264,886 264,886

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash. The Company did not generate any revenue during the quarterly period ended June 30, 1999. The
Company has no material commitments for capital expenditures for the next twelve months.

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

     None

Defaults upon Senior Securities:

     None

Submission of Matters to a Vote of Securities Holders:

     None

Other Information:

     None

Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended June 30, 1999 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIAD WARRANTY CORPORATION, INC.


Date:April 14, 2000                By:/s/ Kip Eardley
                                          President, Secretary,Treasurer
                                          and Sole Director