Form 10KSB
period 1999-12-31
TRIAD WARRANTY CORPORATION INC
filed 2000-04-17
CIK 860543

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]      Annual report pursuant to section 13 or 15(d)  of  the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999

[   ]      Transition  report under section 13 or  15(d)  of  the
     Securities Exchange Act of 1934
      For  the  transition  period  from    to

               Commission File Number 33-33263-NY

                TRIAD WARRANTY CORPORATION, INC.
         (Name of small business issuer in its charter)

        Nevada                              62-1407521
(State or other jurisdiction of      (I.R.S. Employer I.D. No.)
incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, Utah          84121
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code 801-269-9500

Securities  registered pursuant to Section 12(b) of the  Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

                              None
                         (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of April 10, 2000, by non-affiliates of the issuers was $-0-.
There was no active trading market and no quote for Triad
Warranty Corporation, Inc. during fiscal year 1999, therefore the value is deemed to be $-0-.


As of April 10, 2000, the issuer had 263,411 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

      The Company was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc. Since 1993, the Company has not engaged in any business operations. At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company=s shareholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a Astart up@ or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation in the real value of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures
     As part of the Company=s investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2.  Description of Property.

      The  Company  does  not  own  any  property.   The  Company
currently utilizes office space, free of charge, from officers and directors of the Company.

Item 3.  Legal Proceedings.

     Warren Supply Company vs. Triad Warranty Corporation, Inc.,
Triad Warranty Corporation, and Harold Scott. In June 1995, the
Company became subject to a judgment in the amount of $56,379 in favor of Warren Supply Company. The Company is currently negotiating a settlement for the outstanding judgment.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item  5.   Market  for  Common  Equity  and  Related  Stockholder
Matters.

     The Company's common stock is listed on the Over the Counter
Bulletin  Board ("OTCBB"), under the symbol "TDWY". As  of  April
10, 2000, the Company had 17 shareholders holding 263,411 shares of common stock.

      The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.
                               CLOSING BID          CLOSING ASK
                              HIGH      LOW       HIGH      LOW

1998
First Quarter                 None      None      1.00      1.00
Second Quarter                None      None      1.00      1.00
Third Quarter                 None      None      1.00      1.00
Fourth Quarter                None      None      1.00      1.00


1999
First Quarter                 None      None      1.00      1.00
Second Quarter                None      None      1.00      1.00
Third Quarter                 None      None      1.00      1.00
Fourth Quarter                None      None      1.00      1.00

2000
First Quarter                 None      None      1.00      1.00

      The Company has never declared a dividend on its Common Stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item  6.   Management's  Discussion  and  Analysis  or  Plan   of
Operation.

     The Company has $-0- cash .

      The Company did not generate any revenue during fiscal year
1999.   The  Company  has  no material  commitments  for  capital
expenditures for the next twelve months.

      The Company believes that its current cash needs can be met with advances from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by loans from the principals of the Company, debt financing, equity financing or a combination of financing options.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item  8.   Changes  In  and  Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following tables sets forth as of March 10, 2000, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

     Name                Age  Position               Director or Officer Since

Kip Eardley              40   President/ Secretary/         March 2000
                              Treasurer and Director

     All Directors hold their positions for one year or until their successors are duly elected and qualified. All officers holds their positions at the will of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Kip Eardley, Secretary/Treasurer and Director. Since 1989, Mr. Eardley has been self employed as the president and owner of Capital Consulting of Utah, Inc. which is a consulting firm to various public and private companies. Mr. Eardley is also president and director of Holmes Microsystems, Inc., a publicly traded corporation.

      To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2)  was convicted in a criminal proceeding or named subject
     of   a   pending  criminal  proceeding  (excluding   traffic
     violations or other minor offenses);

     (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities;
     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

     (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 10.  Executive Compensation.

     No compensation has been paid to any officer or director of the Company in the past three years. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any officers or directors of the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of April 10, 2000, the name and the number of shares of the Company's Common Stock, $.001 value per share, held of record, or was known by the Company to own beneficially, more than 5% of the 263,411 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of  Name and Address of      Amount and Nature of    Percentage of Class
Class     Beneficial Owner         Beneficial Ownership

Common   Kip Eardley (1)                    -0-                       -0-
         5882 S. 900 E., Suite 202
         Salt Lake City,  UT  84121

Common   Charles Barkley                    90,489                   34.35%
         3001 Planters Walk Ct.
         Charlotte, NC  28210

Common   Steven Surrell                     50,000                   18.98%
         8100 Barbour Manor
         Louisville, KY  40241

Common   Deborah A. Salerno                 90,690                   34.43%


Common   Officers, Directors and              -0-                      -0-
          Nominees as a Group:
          1 persons


(1)  Officer and/or director of the Company.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last calendar quarter of 1999.

Exhibits

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.    SEC Ref. No.   Title of Document                    Location
1              (3)(i)         Articles of Incorporation            Attached
2              (3)(i)         Articles of Amendment to the
                              Articles of Incorporation            Attached
3              (3)(ii)        By Laws                              Attached
4              (27)           Financial Data Schedule              Attached

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIAD WARRANTY CORPORATION, INC.



Date:  April 14, 2000              By:  /s/Kip Eardley
                                        President, Secretary,Treasurer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:April 14, 2000                By:/s/Kip Eardley
                                   Sole Director

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]


                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                    F-2


        -  Balance Sheet, December 31, 1999                F-3


        -  Statements of Operations, for the years ended
             December 31, 1999 and 1998 and from the       F-4
             re-entering of development stage on
             December 27, 1993 through December 31, 1999

             Statement of Stockholders' (Deficit), from
            the re-entering of development stage on
             December 27, 1993 through December 31, 1999   F-5


        - Statements of Cash Flows, for the years ended December 31, 1999 and 1998 and from the re-entering of development stage on December 27, 1993 through
           December 31, 1999                               F-6


        -  Notes to Financial Statements                   F-7-10

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
TRIAD WARRANTY CORPORATION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Triad Warranty Corporation, Inc. [a development stage company] at December 31, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on December 27, 1993 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Triad Warranty Corporation, Inc. [a development stage company] as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on December 27, 1993 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 6 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 11, 2000
Salt Lake City, Utah

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS

                                                     December 31,
                                                         1999
                                                      ___________
CURRENT ASSETS:
  Cash in bank                                         $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations              $   56,380
                                                      ___________
        Total Current Liabilities                          56,380
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,25,000,000
   shares authorized, 264,886 shares issued
   and outstanding                                            265
  Capital in excess of par value                           77,206
   Retained  deficit                                      (76,353)
Deficit accumulated during the
    development stage                                     (57,498)
                                                      ___________

Total Stockholders' (Deficit)                             (56,380)
                                                      ___________
                                                       $        -
                                                     ____________

  The accompanying notes are an integral part of this financial statement.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                          Cumulative from
                                                        the Re-entering of
                                                        Development Stage
                                     For the Year Ended  on December 27,
                                         December 31,       1993 through
                                   ______________________   December 31,
                                        1999      1998          1999
                                    __________ __________   ___________
REVENUE:
  Sales                              $      -   $      -     $       -
                                    __________ __________    __________

        Total Revenue                       -          -             -
                                    __________ __________    __________

EXPENSES:
  General and administrative                -          -         1,118
                                    __________ __________    __________

        Total Expenses                      -          -         1,118
                                    __________ __________    __________

LOSS FROM OPERATIONS                        -          -        (1,118)

CURRENT INCOME TAXES                        -          -             -

DEFERRED INCOME TAX                         -          -             -
                                    __________ __________    __________
DISCONTINUED OPERATIONS:
Loss from operations of warranty
 service business of former
    subsidiary                              -          -       (56,380)
                                    __________ __________   ___________

NET LOSS                             $      -   $      -      $(57,498)
                                    __________ __________   ___________
LOSS PER SHARE:
 Loss  from continuing operations    $      -   $      -     $ (.00)
 Loss from discontinued operations
  of former subsidiary               $      -   $      -     $ (.22)
                                   __________ __________   ___________
      Total Loss Per Share           $      -   $      -     $ (.22)
                                   __________ __________   ___________

 The accompanying notes are an integral part of these financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

           DECEMBER 27, 1993 THROUGH DECEMBER 31, 1999


                                                                     Deficit
                                                                    Accumulated
                                Common Stock   Capital in           During the
                             __________________ Excess of Treasury  Development
                              Shares   Amount   Par Value   Stock      Stage
                              ______________________________________________
BALANCE, December 27, 1993     2,679,715  $ 2,680  $ 83,338  $ 8,597 $ (76,353)

Net loss for the period ended
 December 31, 1993                     -        -         -        -         -
Balance, December 31, 1993     2,679,715    2,680    83,338    8,597   (76,353)

50,000 shares common stock
 issued for services at $.001     50,000       50         -        -         -

Net loss for the year ended
  December 31, 1994                    -        -         -        -   (57,498)

BALANCE,  December  31, 1994   2,729,715    2,730    83,338    8,597  (133,851)

Net loss for the year ended
  December 31, 1995                    -        -         -        -         -

BALANCE, December 31, 1995     2,729,715    2,730    83,338    8,597  (133,851)

Net loss for the year ended
   December 31, 1996                   -        -         -        -         -

BALANCE,  December  31, 1996   2,729,715    2,730    83,338    8,597  (133,851)

Net loss for the year ended
  December 31, 1997                    -        -         -        -         -

BALANCE, December 31, 1997     2,729,715    2,730    83,338   (8,597) (113,581)

Net loss for the year ended
  December 31, 1998                    -        -         -        -         -

BALANCE, December 31, 1998     2,729,715    2,730    83,338   (8,597) (113,581)

Cancellation of treasury stock
   December  31,  1999        (2,464,829)  (2,465)   (6,132)   8,597         -

Net loss for the year ended
  December 31, 1999                    -        -         -        -         -

BALANCE, December 31, 1999       264,886  $   265  $ 77,206 $      -  $(133,851)

The accompanying notes are an integral part of this financial statement .

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                           For the Year Ended   on December 27,
                                              December 31,        1993 through
                                                                   December 31,
                                             1999       1998          1999
Cash Flows Provided by Operating Activities:
   Net loss                                 $     -    $    -      $  (57,498)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                                  -         -           1,059
    Stock issued for services                     -         -              50
    Changes in assets and liabilities:
      Increase in accounts payable                -         -          56,380

        Net Cash (Used) by
          Operating Activities                    -         -               -

Cash Flows Provided by Investing Activities:
                                                  -         -               -

  Net Cash (Used) by  Investing Activities        -         -               -

Cash Flows Provided by Financing Activities:      -         -               -

 Net Cash Provided by Financing Activities        -         -               -

Net Increase (Decrease) in Cash                   -         -               -

Cash at Beginning of the Year                     -         -               -

Cash at End of the Year                      $    -   $     -        $      -

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                 $    -   $     -        $      -
    Income taxes                             $    -   $     -        $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For 1999:
  None

  For 1998:
  None




 The accompanying notes are an integral part of these financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  Triad Warranty Corporation was organized under the laws of the state of Texas on November 21, 1988. The purpose of this Company was to provide extended warranty service coverage for heating and air conditioning units and their component parts and various other consumer products. This Company began operations in January 1989, in Dallas Texas. The Board of Directors met on December 27, 1993, and determined it was in the best interest of Triad Warranty Corporation, Inc. (Nevada) and its sole operating subsidiary, Triad Warranty Corporation, to separate ownership. To effect this transaction, selected shareholders in the Company were issued his or her pro rata shares in Triad Warranty Corporation, and the original 2,464,829 shares of common stock were returned to the Company for cancellation. This transaction was accounted for in the financial statement of the Company as a discontinued operation as of December 31, 1993. The Company is considered to have re-entered into a new development stage on December 27,1993.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Consequently, cumulative numbers have been provided from December 27,1993 forward to reflect the change in control and the change in the Company's planned operations which was effective as of 1994. During 2000 the Company under went a change in ownership control which has resulted in a change in the officers and Board of Director's of the Company.

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

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or hold contributions for others", "accounting for derivative instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.),"and SFAS No. 137 were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

The accompanying financial statements as of December 31, 1999 and for the years ended December 31, 1999 and 1998, have been reclassified to reflect management's decision to discontinue the Company's operations in the Warranty Service Business on December 27, 1993. The Company's previous operations through its former subsidiary in the Warranty Service Business are included as Discontinued Operations in the financial statements of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at December 31, 1999:


                                                       December 31,
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
                                                       __________

The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:

                                                           From the
                                       For the           Re-entering of
                                      Year Ended       Development Stage
                                     December 31,       on December 27,
                                   __________________    1993 through
                                     1999     1998     December 31, 1999
                                   __________________________________

  Net Sales                        $     -   $    -          $      -

  Cost of Goods Sold                     -        -                 -

  Other Operating Expenses               -        -           (57,498)

                                   ___________________________________
  Net Loss                         $     -   $    -           (57,448)
                                   __________________________________
  Loss per Share                   $     -   $    -          $   (.22)
                                   __________________________________

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $57,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $19,500) at December 31, 1999 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 and $0 for 1999 and 1998, respectively).

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 1999 and 1998 and for the period from the re-entering of development stage on December 27, 1993 through December 31, 1999:

                                                           Cumulative from
                                                         the Re-entering of
                                                         Development Stage
                                      For the Year Ended   on December 31,
                                          December 31,      1993 through
                                      ____________________   December 27,
                                         1999       1998          1999
                                 ________________________________
Loss from continuing operations available
 to  common stockholders (numerator)    $   -      $    -   $   (1,118)
                                 ________________________________
Loss from discontinued operations available
 to common stockholders (numerator)     $   -      $    -   $  (56,380)
                                 ________________________________
Weighted average number of
  common shares outstanding
  used in earnings per share
  during  the period (denominator)       264,886    264,88      264,886

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

  Treasury   stock  which  was  being  held  by  the  Company   for
  cancellation has not been included in the calculations as it was considered cancelled for all periods presented.