Form 10QSB
period 2000-03-31
TRIAD WARRANTY CORPORATION INC
filed 2000-04-17
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                           FORM 10-QSB
                TRIAD WARRANTY CORPORATION, INC.

                              INDEX

                                                       Page

PART I.        Financial Information                     3

          Management's Discussion and Analysis of        14
          Financial Condition or Plan of Operation

PART II.  Other Information                              14

Signatures                                               15

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

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2000

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]


                            CONTENTS

                                                          PAGE

        -  Accountants' Review Report                        5


           Unaudited Condensed Balance Sheets,
           March 31, 2000 and December 31, 1999              6


           Unaudited Condensed Statements of
           Operations, for the three month
           periods ended March 31, 2000 and
           1999 and from the re-entering of                  7
           development stage on December 27,
           1993 through March 31, 2000


           Unaudited Condensed Statements of Cash
           Flows, for the three month periods ended
           March 31, 2000 and 1999 and from the
           re-entering of development stage on
           December 27, 1993 through March 31, 2000         8


        -  Notes to Unaudited Condensed Financial
           Statements                                       9 - 13

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
TRIAD WARRANTY CORPORATION, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Triad Warranty Corporation, Inc. (A Development Stage Company) as of March 31, 2000, and the related condensed statements of operations, stockholders (deficit), and cash flows for the three months ended March 31, 2000 and 1999, and for the period from the re-entering of development stage on December 27, 1993 through March 31, 2000. All information included in these financial statements is the representation of the management of Triad Warranty Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 11, 2000
Salt Lake City, Utah

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountant's Review Report]

                             ASSETS

                                          March 31,  December 31,
                                            2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Liabilities of discontinued operations $   56,380   $   56,380
                                         ___________  ___________
        Total Current Liabilities             56,380       56,380
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 25,000,000
   shares authorized, 264,886 shares issued
   and outstanding                               265          265
  Capital in excess of par value              77,206       77,206
  Retained deficit                           (76,335)     (76,353)
Deficit accumulated during the
    development stage                         57,498      (57,498)
                                         ___________  ___________

Total Stockholders' (Deficit)                 56,380      (56,380)
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


Note: The Balance Sheet of December 31, 1999 was taken from the audited financial statement at that date.

 The accompanying notes are an integral part of these unaudited financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountant's Review Report]


                                                    Cumulative from
                                                   the Re-entering of
                                  For the Three    Development Stage
                                   Months Ended     on December 27,
                                    March 31,         1993 through
                             ______________________    March 31,
                                  2000      1999          2000
                              __________ __________   ___________
REVENUE:
  Sales                         $      -  $      -     $       -
                              __________ __________    __________

        Total Revenue                  -          -             -
                              __________ __________    __________

EXPENSES:
  General and administrative           -         -         1,118
                              __________ __________    __________

        Total Expenses                 -         -         1,118
                              __________ __________    __________

LOSS FROM OPERATIONS                   -         -        (1,118)

CURRENT INCOME TAXES                   -         -             -

DEFERRED INCOME TAX                    -         -             -
                              __________ __________    __________
DISCONTINUED OPERATIONS:
 Loss from operations of warranty
 service business of former
 subsidiary                            -         -       (56,380)
                              __________ __________   ___________

NET LOSS                        $      -  $      -     $ (57,498)
                              __________ __________   ___________
LOSS PER SHARE:
Loss from continuing operations  $    -   $      -     $  (.00)
  Loss from discontinued operations
    of former subsidiary         $    -   $      -     $  (.22)
                              __________ __________   ___________
   Total Loss Per Share          $    -   $      -     $  (.22)
                              __________ __________   ___________

 The accompanying notes are an integral part of these unaudited financial statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS
          [Unaudited - See Accountant's Review Report]

                                                              Cumulative from
                                                              the Re-entering of
                                                For the Three  Development Stage
                                                Months Ended  on December 27,
                                                   March 31,   1993 through
                                               _________________  March 31,
                                                   2000    1999    2000
                                             ________________________________
Cash Flows Provided by Operating Activities:
  Net loss                                        $   -  $  -    $(57,498)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation                                      -     -       1,059
    Stock issued for services                         -     -          50
    Changes in assets and liabilities:
      Increase in accounts payable                    -     -      56,380
                                          ________________________________
        Net Cash (Used) by
          Operating Activities                        -     -           -
                                          ________________________________
Cash Flows Provided by Investing Activities:
                                                      -     -           -
                                          ________________________________
        Net Cash (Used) by
          Investing Activities                        -     -           -
                                          ________________________________
Cash Flows Provided by Financing Activities:
                                                      -     -           -
                                          ________________________________
        Net Cash Provided by
          Financing Activities                        -     -           -
                                           ________________________________
Net Increase (Decrease) in Cash                       -     -           -

Cash at Beginning of the Year                         -     -           -
                                            ________________________________
Cash at End of the Year                          $    -  $  -  $        -
                                            ________________________________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                     $   -   $  -   $  -
    Income taxes                                 $   -   $  -   $  -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For 2000:
  None

  For 1999:
  None
The accompanying notes are an integral part of these Unaudited
Financial Statements.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

  Triad Warranty Corporation was organized under the laws of the state of Texas on November 21, 1988. The purpose of this Company was to provide extended warranty service coverage for heating and air conditioning units and their component parts and various other consumer products. This Company began operations in January 1989, in Dallas Texas. The Board of Directors met on December 27, 1993, and determined it was in the best interest of Triad Warranty Corporation, Inc. (Nevada) and its sole operating subsidiary, Triad Warranty Corporation, to separate ownership. To effect this transaction, selected shareholders in the Company were issued his or her pro rata shares in Triad Warranty Corporation, and the original 2,464,829 shares of common stock were returned to the Company for cancellation. This transaction was accounted for in the financial statement of the Company as a discontinued operation as of December 27, 1993. The Company is considered to have re-entered into a new development stage on December 27,1993.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

  Accounting Estimates - The preparation of financial statement in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Financial Statement, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or hold contributions for others", "accounting for derivative instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.),"and SFAS No. 137 recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statement would not have been significant.

NOTE 2 - CAPITAL STOCK

  Common Stock - During 1994, the Company issued 50,000 shares of its previously authorized, but unissued common stock for services rendered, valued at $50.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at March 31, 2000, unused operating loss carryforwards of approximately $57,000, which may be applied against future taxable income and which expire in various three month periods through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $19,500) at March 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $0 and $0 for 2000 and 1999, respectively).

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - DISCONTINUED OPERATIONS

  The accompanying Financial Statement as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, have been reclassified to reflect management's decision to discontinue the Company's operations in the Warranty Service Business on December 27, 1993. The Company's previous operations through its former subsidiary in the Warranty Service Business are included as Discontinued Operations in the financial statement of the Company.

  Assets (liabilities) of discontinued operations consisted of the following at March 31, 2000:


                                                  March 31,
                                                    2000
                                                 _________
        Assets of Discontinued Operations         $      -

        Liabilities of Discontinued Operations:
              Judgement payable                     56,380
                                                 _________
                   Totals                         $ 56,380
                                                __________

  The following is a condensed, proforma statement of operations that reflects what the presentation would have been without the reclassifications required by "discontinued operations" accounting principles:



                                    For the Three      From the
                                        Months       Re-entering of
                                        Ended      Development Stage
                                      March 31,     on December 27,
                                 __________________   1993 through
                                     2000    1999    March 31, 2000
                                  _________________ ______________

  Net Sales                        $     - $     -   $          -

  Cost of Goods Sold                     -       -              -

  Other Operating Expenses               -       -        (57,498)

                                  _________________ ______________
  Net Loss                         $     - $     -        (57,448)
                                  _________________ ______________
  Loss per Share                   $     - $     -   $       (.22)
                                  _________________ ______________

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods presented, the Company did not pay any compensation to its officers and directors.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2000 and 1999 and for the period from the re-entering of development stage on December 27, 1993 through March 31, 2000:

                                                               Cumulative from
                                                             the Re-entering of
                                              For the Three  Development Stage
                                                Months Ended   on December 27,
                                                  March 31,      1993 through
                                              _________________   March 31,
                                               2000       1999       2000
                                              ________________________________
 Loss from continuing operations available
  to  common stockholders (numerator)         $  -     $  -   $     (1,118)
                                              ________________________________
 Loss from discontinued operations available
  to common stockholders (numerator)          $  -     $  -   $    (56,380)
                                              ________________________________
 Weighted average number of
  common shares outstanding
  used in earnings per share
  during  the period (denominator)            264,886   264,88      264,886

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

  Treasury   stock  which  was  being  held  by  the  Company   for
  cancellation has not been included in the calculations as it was considered cancelled for all periods presented.

                TRIAD WARRANTY CORPORATION, INC.
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 7 - GOING CONCERN

  The accompanying financial statement have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statement do not include any adjustments that might result from the outcome of these uncertainties.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

     The Company has -0- in cash. The Company did not generate any revenue during the quarterly period ended March 31, 2000.
The Company has no material commitments for capital expenditures for the next twelve months.

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

     None

Defaults upon Senior Securities:

     None

Submission of Matters to a Vote of Securities Holders:

     None

Other Information:

     None

Exhibits and Reports on Form 8-K:

     Reports on Form 8-K:  None

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIAD WARRANTY CORPORATION,
INC.




Date:April 14, 2000
                                   By:/s/  Kip Eardley
                                           President, Secretary,
                                           Treasurer and Sole Director