Form 10QSB
period 2000-06-30
GTM HOLDINGS INC
filed 2000-08-21
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                 Commission File No. 33-33263-NY

                       GTM HOLDINGS, INC.
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          62-1407521
(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 229-1288
                   (Issuer's telephone number)

                TRIAD WARRANTY CORPORATION, INC.
   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
(Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of August 18,  2000:   2,299,886
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]
Documents incorporated by reference:  None

                           FORM 10-QSB
                       GTM HOLDINGS, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Accountant's Review Report                      4

          Condensed  Balance Sheets for the  Period
          Ending  June  30, 2000 and  December  31,
          1999 (unaudited)                                5

          Condensed  Statement of  Operations  from
          for  the Three and Six Months Ended  June
          30,  2000  and  1999  and  from  the  re-
          entering of development stage on December
          27,    1993   through   June   30,   2000
          (unaudited)                                     6

          Condensed Statement of Cash Flows for the
          Three and Six Months Ended June 30,  2000
          and  1999  and  from the  re-entering  of
          development  stage on December  27,  1993
          through June 30, 2000 (unaudited)               7

          Notes  to  Unaudited Condensed  Financial
          Statements                                      8

          Management's Discussion and  Analysis  of
          Financial Condition                            13


PART II.  Other Information                              13

          Legal Proceedings                              13

          Changes in Securities and Use of Proceeds      14

          Submission  of  Matters  to  a  Vote   of
          Securities Holders                             14

          Defaults upon Senior Securities                14

          Exhibits and Reports on Form 8-K               14

          Signatures                                     15

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

                     ACCOUNTANTS' REVIEW REPORT



Board of Directors
GTM HOLDINGS, INC.
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of GTM Holdings, Inc. (formerly Triad Warranty Corporation) [A Development Stage Company] as of June 30, 2000, and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from the re-entering of development stage on December 27, 1993 through June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and for the period from the re-entering of development stage on December 27, 1993 through June 30, 2000. All information included in these financial statements is the representation of the management of GTM Holdings, Inc.

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

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception and has no working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

August 11, 2000
Salt Lake City, Utah

                             GTM HOLDINGS, INC.
                (Formerly Triad Warranty Corporation)
                     [A Development Stage Company]

                          CONDENSED BALANCE SHEETS

                [Unaudited - See Accountant's Review Report]

                                ASSETS

                                             June 30,    December 31,
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
                                          ____________   ____________


              LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
   Liabilities of discontinued
   operations                             $       -      $  56,380
                                          ___________    ___________

  Total Current Liabilities                       -         56,380
                                          ___________    ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value,
  25,000,000 shares authorized,
  2,289,886 and 264,886 shares
  issued and outstanding,
  respectively                                2,290            265
  Capital in excess of par value            112,431         77,206
  Retained deficit                          (76,353)       (76,353)
Deficit accumulated during the
    development stage                       (38,368)       (57,498)
                                          ___________    ___________

Total Stockholders' (Deficit)                     -        (56,380)
                                          ___________    ___________

                                          $       -      $       -
                                          ____________   ____________

Note: The Balance Sheet of December 31, 1999 was taken from the audited financial statement at that date.

The accompanying notes are an integral part of these unaudited financial statements.

                               GTM HOLDINGS, INC.
                     (Formerly Triad Warranty Corporation)
                          [A Development Stage Company]

                       CONDENSED STATEMENTS OF OPERATIONS

                    [Unaudited - See Accountant's Review Report]


                                                            Cumulative from
                                                            the Re-entering of
                           For the Three     For the Six    Development Stage
                           Months Ended      Months Ended   on December 27, 1993
                             June 30,          June 30,     through June 30,
                        __________________  __________________
                           2000     1999       2000     1999       2000
                          ______  ________    _______  ________ ___________
REVENUE                  $    -   $     -     $    -   $     -   $     -
                          _______ ________    _______  ________ ___________
EXPENSES:
 General and
   administrative         29,750        -     29,750         -    30,868
                          _______ ________    _______  ________ ___________
LOSS FROM
  OPERATIONS             (29,750)       -    (29,750)        -   (30,868)

CURRENT
  INCOME TAXES                 -        -          -         -         -

DEFERRED
  INCOME TAX                   -        -          -         -         -
                          _______  ________     _______  ________ ___________
LOSS FROM
  CONTINUING
  OPERATIONS             (29,750)       -     (29,750)       -    (30,868)
                          _______  ________   _______  ________  ___________
DISCONTINUED
  OPERATIONS:
 Gain (loss) from
   operations of
   warranty service
   business of former
   subsidiary             48,880        -      48,880        -     (7,500)
                         _______   ________  _______  ________ ___________
NET INCOME (LOSS)        $19,130   $    -    $19,130  $      -  $ (38,368)
                         ________  _________ ________ _____________________
INCOME (LOSS) PER SHARE:
 Income (loss) from
   continuing
   operations            $   .01   $    -    $   .01  $      -  $    (.01)
 Loss from
   discontinued
   operations
   former subsidiary        (.00)       -       (.00)        -       (.00)
                         _______   ________    _______  ________ ___________
   Total Income
   (Loss)
   Per Share             $   .01   $    -    $   .01  $      -   $   (.01)
                         ________   _________  ________ __________ __________


The accompanying notes are an integral part of these unaudited financial statements.

                            GTM HOLDINGS, INC.
                     (Formerly Triad Warranty Corporation)
                        [A Development Stage Company]

                       CONDENSED STATEMENTS OF CASH FLOWS

                    [Unaudited - See Accountant's Review Report]

                                                            Cumulative from
                                                            the Re-entering of
                                        For the Six         Development Stage
                                       Months Ended         on December 27, 1993
                                         June 30,           through June 30,
                                     ____________________
                                       2000       1999           2000
                                     _________  _________    ___________
Cash Flows Provided by
Operating Activities:
  Net income (loss)                   $ 19,130  $      -      $ (38,368)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
      Depreciation                           -         -          1,068
    Non-cash expenses                   37,250         -         37,300
    Changes in assets and liabilities:
     Increase (decrease) in
     accounts payable                  (56,380)        -              -
                                      _________  _________  ___________
        Net Cash (Used) by
        Operating Activities                 -         -              -
                                      _________  _________  ___________
Cash Flows Provided by
Investing Activities:                        -         -              -
                                      _________  _________  ___________
        Net Cash (Used) by
        Investing Activities                 -         -              -
                                      _________  _________  ___________
Cash Flows Provided by Financing
Activities:                                  -         -              -
                                      _________  _________  ___________
        Net Cash Provided by
        Financing Activities                 -         -              -
                                      _________  _________  ___________
Net Increase (Decrease) in Cash              -         -              -

Cash at Beginning of the Year                -         -              -
                                      _________  _________  ___________
Cash at End of the Year               $      -   $     -     $        -
                                      _________  _________  ___________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                          $      -   $     -     $        -
    Income taxes                      $      -   $     -     $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the six months ended June 30, 2000:  The Company issued
  2,000,000 shares of common stock to reduce a payable to related party of $36,790, and also issued 25,000 shares of common stock for services rendered.
  For the six months ended June 30, 1999:  None

 The accompanying notes are an integral part of these Unaudited
Financial Statements.

                          GTM HOLDINGS, INC.
                  (Formerly Triad Warranty Corporation)
                      [A Development Stage Company]

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Triad Warranty Corporation, Inc. (formerly "Fulton Ventures, Inc.") was organized under the laws of the State of Nevada on September 21, 1989. On May 22, 2000 Triad Warranty Corporation changed their name to GTM Holdings, Inc. GTM Holdings, Inc. (the Company) was formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. On June 14, 1990, the Company exchanged 2,464,829 of its common shares for all the outstanding shares of Triad Warranty Corporation.

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

   Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.
  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

   Certain information and footnote disclosures normally
  included in financial   statements prepared in accordance with
  generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Consequently, cumulative numbers have been provided from December 27, 1993 forward to reflect the change in control and the change in the Company's planned operations which was effective as of 1994. During 2000 the Company under went a change in ownership control which has resulted in a change in the officers and Board of Director's of the Company.

                          GTM HOLDINGS, INC.
                  (Formerly Triad Warranty Corporation)
                      [A Development Stage Company]

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities.", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or hold contributions for others", "accounting for derivative instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 (an amendment of FASB Statement No. 133.),"and SFAS No. 137 recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statement would not have been significant.


NOTE 2 - CAPITAL STOCK

  Common Stock - During May 2000, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock to reimburse a related party for Company expenses paid by the related party in the amount of $36,790. The Company also issued 25,000 shares during June 2000 to an officer for services rendered, valued at $460.

  During 1994, the Company issued 50,000 shares of its previously authorized, but unissued common stock for services rendered, valued at $50.

                           GTM HOLDINGS, INC.
                    (Formerly Triad Warranty Corporation)
                      [A Development Stage Company]

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109
  "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

   The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $38,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $13,000) at June 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net (loss) approximately ($6,500).


NOTE 4 - DISCONTINUED OPERATIONS

  The accompanying Financial Statement as of June 30, 2000 and for the six months ended June 30, 2000 and 1999, have been reclassified to reflect management's decision to discontinue the Company's operations in the Warranty Service Business on December 27, 1993. The Company's previous operations through its former subsidiary in the Warranty Service Business are included as Discontinued Operations in the financial statements of the Company.

  During May 2000, the Company settled a judgment in the amount of $56,380 which was related to the previously discontinued operations. The judgment was settled for $7,500, resulting in a change to the estimated loss on discontinued operations of $48,880.


NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During April 2000 a related party paid $22,500 to a former officer of the Company for consulting services rendered to the Company.

  During June 2000, the Company issued 25,000 shares of common stock to an officer for services rendered, valued at $460.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the

                         GTM HOLDINGS, INC.
                  (Formerly Triad Warranty Corporation)
                      [A Development Stage Company]

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


 NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

 Company to use his home as a mailing address, as needed, at no expense to the Company.

 Expenses Paid By Related Party - An entity related to an officer of the Company paid expenses on behalf of the Company to totaling $36,790. The Company issued 2,000,000 shares of common stock valued at $36,790 to repay the debt.


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the six months ended June 30, 2000 and 1999 and for the period from the re-entering of development stage on December 27, 1993 through June 30, 2000:


                                                              Cumulative from
                                                              the Re-entering of
                           For the Three     For the Six      Development Stage
                           Months Ended     Months Ended      on December 27,
                             June 30,          June 30,       1993 through
                         ___________________ _______________  June 30,
                           2000      1999     2000      1999      2000
                         _________ _________ _________ _________ _________
Income (loss) from
continuing operations
available to common
stockholders
(numerator)            $ (29,750)  $     -  $ (29,750) $      -  $ (30,868)
                         _________ _________ _________ _________ _________
Loss from
discontinued
operations available
to common
stockholders
(numerator)             $ 48,880   $     -  $  48,880  $      -  $  (7,500)
                         _________ _________ _________ _________ _________
Weighted average
number of common
shares outstanding
used in earnings
per share during
the period
(denominator)          1,986,589   264,886  1,425,738   264,886  2,580,042
                         _________ _________ _________ _________ _________

                           GTM HOLDINGS, INC.
                    (Formerly Triad Warranty Corporation)
                      [A Development Stage Company]

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 6 - EARNINGS (LOSS) PER SHARE (CONTINUED)

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

  Treasury stock which was being held by the Company for cancellation has not been included in the calculations as it was considered cancelled for all periods presented.


NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 8 - SUBSEQUENT EVENTS

 During July 2000, the Company issued 10,000 shares of common stock to an officer of the Company for services rendered.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Forward-Looking Statements

    This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

For the Three and Six Months Period Ended June 30, 2000 and 1999

   The Company had no revenue from continuing operations for the three and six months period ended June 30, 2000 and 1999, respectively.

   General and administrative expenses for the three and six months period June 30, 2000 and 1999 consisted of general corporate administration, legal and professional expenses, and accounting costs. These costs were $29,750 and $-0- for the three and six months ended June 30, 2000 and 1999, respectively.

   The Company realized a gain of $48,880 and $-0- for the three and six months period ended June 30, 2000 and 1999, respectively. This gain is attributed to the Company's settlement of its outstanding judgment originally in the amount of $56,380 for $ $7,500.

   As a result of the foregoing factors, the Company realized a net income gain of $19,130 and $-0- for the three and six months period ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

   At June 30, 2000, the Company had $-0- cash, non-cash expenses of $37,250 and a decrease in accounts receivable of $56,380.

  The Company believes that its current cash needs can be met for at least the next twelve months by loans from the principals of the Company. The Company has no material commitments for capital expenditures for the next twelve months.

                PART II.  OTHER INFORMATION

Legal Proceedings:

  Warren Supply Company vs. Triad Warranty Corporation, Inc., Triad Warranty Corporation, and Harold Scott. In June, 1995, the Company became subject to a judgment in the amount of $56,379 in favor of Warren Supply Company. In May 2000 the Company negotiated a settlement for the outstanding judgment in the amount of $7,500.

Changes in Securities and Use of Proceeds:

  In May 2000, the Company issued 2,000,000 shares of its previously authorized but unissued common stock to reimburse a related party for Company expenses paid by the related party in the amount of $36,790. The shares issued were not in connection with any public offering. The Company relied upon Section 4(2) of the Securities Act to effect the transaction.

  In June 2000 the Company issued 25,000 shares of common stock to an officer for services rendered, valued at $460.00. The shares issued were not in connection with any public offering. The Company relied upon Section 4(2) of the Securities Act to effect the transaction.

  In July 2000 the Company issued 10,000 shares of common stock to an officer for services rendered, valued at $184. The shares issued were not in connection with any public offering. The Company relied upon Section 4(2) of the Securities Act to effect the transaction.

Defaults upon Senior Securities:

None

Submission of Matters to a Vote of Securities Holders:

  A special meeting of stockholders was held on May 22, 2000.
Two proposals were submitted for a vote by the stockholders.
There were 2,264,886 shares eligible to vote at the special meeting.

     The first proposal was the election of the Board of Directors.

    Name             For              Against         Abstain
    Kip Eardley      2,000,000          -0-           264,886
    John Chymboryk   2,000,000          -0-           264,886

  The second proposal was to change the Corporation's name from Triad Warranty Corporation, Inc., to GTM Holdings, Inc.

                    For               Against         Abstain
                    2,000,000           -0-           264,886

Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  None.

Exhibits: Included with the electronic filing of this report are the following exhibits:

Exhibit  SEC Ref.  Title of Document                  Location
  No.      No.

   1         3     Certificate  of Incorporation,     Attached
                   as Amended

   2        27     Financial Data Schedule            Attached

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GTM Holdings, Inc




Date: August 21, 2000         By: /s/ Kip Eardley, President, Secretary,
                                      Treasurer and Director