Form 10QSB
period 2000-09-30
GTM HOLDINGS INC
filed 2000-11-15
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of November 9,  2000:   2,299,886
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]
Documents incorporated by reference:  None

                             FORM 10-QSB
                           GTM HOLDINGS, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Condensed  Balance Sheets for the  Period       4
          Ending  September 30, 2000  and  December
          31, 1999 (unaudited)

          Condensed  Statement of  Operations  from       5
          for  the  Three  and  Nine  Months  Ended
          September 30, 2000 and 1999 and from  the
          re-entering  of  development   stage   on
          December  27, 1993 through September  30,
          2000 (unaudited)

          Condensed Statement of Cash Flows for the       6
          Three and Nine Months Ended September 30,
          2000 and 1999 and from the re-entering of
          development  stage on December  27,  1993
          through September 30, 2000 (unaudited)

          Notes  to  Unaudited Condensed  Financial      7
          Statements

          Management's Discussion and  Analysis  of     11
          Financial Condition


PART II.  Other Information                              12


          Signatures                                     12

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

                        GTM HOLDINGS, INC.
              (Formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS

                                        September 30,  December 31,
                                         2000          1999
                                         ___________  ___________
CURRENT ASSETS:                           $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
 Accounts payable - related party       $    2,354   $        -
 Liabilities of discontinued operations          -       56,380
                                         ___________  ___________
      Total Current Liabilities              2,354       56,380
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value, 25,000,000
shares authorized, 2,299,886 and 264,886
shares issued and outstanding,
respectively                                2,300          265
Capital in excess of par value            112,521       77,206
Retained deficit                         (76,353)     (76,353)
Deficit accumulated during the
    development stage                    (40,822)     (57,498)
                                        ___________  ___________

Total Stockholders' (Deficit)            (2,354)     (56,380)
                                        ___________  ___________
                                        $        -   $        -
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

                        GTM HOLDINGS, INC.
              (Formerly Triad Warranty Corporation)
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                                       Cumulative from
                                                      the Re-entering of
                    For the Three     For the Nine    Development Stage
                    Months Ended      Months Ended    on December 27,
                    September 30,     September 30,     1993 through
                  __________________ __________________  September 30,
                     2000     1999     2000      1999        2000
                   _______  ________  _______  ________  ___________
REVENUE             $    -  $      -  $     -  $      -   $        -
                   _______  ________  _______  ________  ___________
EXPENSES:
 General and
  administrative    2,454         -   32,204         -       33,322
 Loss from default
  judgement             -         -        -         -       56,380
                   _______  ________  _______  ________  ___________
LOSS FROM
 OPERATIONS       (2,454)         - (32,204)         -     (89,702)

CURRENT
 INCOME TAXES           -         -        -         -            -

DEFERRED
 INCOME TAX             -         -        -         -            -
                   _______  ________  _______  ________  ___________
LOSS FROM
 CONTINUING
 OPERATIONS       (2,454)         - (32,204)         -     (89,702)
                   _______  ________  _______  ________  ___________
EXTRAORDINARY ITEMS:
 Gain from
 settlement of debt    -         -   48,880         -       48,880
                   _______  ________  _______  ________  ___________
NET INCOME
(LOSS)           $(2,454)   $    -  $16,676    $    -    $ (40,822)
                 ________ _________ ________ _________ ____________
INCOME (LOSS) PER
  SHARE:
(Loss) from continuing
operations       $ (.00)    $    -  $  (.02)   $   -    $    (.04)
 Gain from extraordinary
 item                  -         -  $   .03    $   -    $     .02
                    _______  ________  _______  ________  ___________
Total Income (Loss)
Per Share      $ (.00)     $     -  $   .01    $   -    $    (.02)
                 ________ _________ ________ _________ ____________


 The accompanying notes are an integral part of these unaudited financial statements.

                        GTM HOLDINGS, INC.
              (Formerly Triad Warranty Corporation)
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                        Cumulative from
                                                        the Re-entering of
                                   For the Nine         Development Stage
                                   Months Ended         on December 27,
                                   September 30,        1993 through
                                _____________________   September 30, 2000
                                  2000       1999
                                _________  ___________   _________________
Cash Flows Provided by
Operating Activities:
Net income (loss)                $ 16,676  $      -       $ (40,822)
Adjustments to reconcile
net loss to net cash used
by operating activities:
Amortization                            -         -           1,068
Stock issued for services             560         -             610
 Gain on settlement of debt       (48,880)        -         (48,880)
 Loss from default judgement            -         -          56,380
 Expenses paid by related party    29,290         -          29,290
 Changes in assets and liabilities:
Increase in accounts payable -
related party                       2,354         -           2,354
                                 ________________________________
Net Cash (Used) by Operating
Activities                              -         -               -
                                 ________________________________
Cash Flows Provided by Investing Activities:
                                        -         -               -
                                 ________________________________
Net Cash (Used) by Investing Activities -         -               -
                                 ________________________________
Cash Flows Provided by Financing Activities:
                                        -         -               -
                                 ________________________________
Net Cash Provided by Financing Activities
                                        -         -               -
                                 ________________________________
Net Increase (Decrease) in Cash         -         -               -

Cash at Beginning of the Year           -         -               -
                                 ________________________________
Cash at End of the Year            $    -    $    -    $          -
                                 ___________________________________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest                          $    -    $    -     $          -
Income taxes                      $    -    $    -     $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the nine months ended September 30, 2000:

    The Company issued 2,000,000 shares of common stock to reduce a payable to related party of $36,790, or $.02 per share.

    The Company issued 25,000 shares of common stock for services rendered valued at $460 or $.02 per share.

    In July 2000, the Company issued 10,000 shares of common stock for services rendered valued at $100 or $.01 per share.

For the nine months ended Sept 30, 1999:  None

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

  Triad Warranty Corporation was organized under the laws of the state of Texas on November 21, 1988. The purpose of this Company was to provide extended warranty service coverage for heating and air conditioning units and their component parts and various other consumer products. This Company began operations in January 1989, in Dallas Texas. The Board of Directors met on December 27, 1993, and determined it was in the best interest of Triad Warranty Corporation, Inc. (Nevada) and its sole operating subsidiary, Triad Warranty Corporation, to separate ownership. To effect this transaction, selected shareholders in the Company were issued their pro rata shares in Triad Warranty Corporation, and the original 2,464,829 shares of common stock were returned to the Company for cancellation. This transaction was accounted for in the financial statement of the Company as a discontinued operation as of December 27, 1993. The Company is considered to have re-entered into a new development stage on December 27,1993.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 audited financial statements. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Common Stock - During May 2000, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock to reimburse a related party for Company expenses paid by the related party in the amount of $36,790 or $.02 per share.

  The Company also issued 25,000 shares during June 2000 to an officer for services rendered, valued at $460 or $.02 per share.

  In July 2000, the Company issued 10,000 shares of common stock to an officer for services rendered valued at $100 or $.01 per share.

  During 1994, the Company issued 50,000 shares of its previously authorized, but unissued common stock for services rendered, valued at $50 or $.001 per share.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

                        GTM HOLDINGS, INC.
              (Formerly Triad Warranty Corporation)
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES - [CONTINUED]

  The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $40,000, which may be applied against future taxable income and which expire in various years through 2019. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $15,600) at September 30, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net
  (loss) approximately ($600).

NOTE 4 - EXTRAORDINARY ITEM

  During May 2000, the Company settled a judgement in the amount of $56,380 which was related to the previously discontinued operations. The judgement was settled for $7,500, resulting in a gain on debt extinguishment of $48,880.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - During April 2000 a related party paid $22,500 to a former officer of the Company for consulting services rendered to the Company.

  During June 2000, the Company issued 25,000 shares of common stock to an officer for services rendered, valued at $460 or $.02 per share.

  In July 2000, the Company issued 10,000 shares of common stock to an officer for services rendered valued at $100 or $.01 per share.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses Paid By Related Party - An entity related to an officer of the Company paid expenses on behalf of the Company totaling $36,790. The Company issued 2,000,000 shares of common stock valued at $36,790 to repay the debt ($.018 per share).

  At September 30, 2000 a related party had advanced $2,354 to the Company to cover operating expenses.

                       GTM HOLDINGS, INC.
              (Formerly Triad Warranty Corporation)
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the nine months ended September 30, 2000 and 1999 and for the period from the re-entering of development stage on December 27, 1993 through September 30, 2000:

                                                            Cumulative from
                                                            the Re-entering of
                       For the Three      For the Nine      Development Stage
                        Months Ended      Months Ended      on December 27,
                       September 30,     September 30,      1993 through
                 _________________________________________  September30,
                       2000     1999      2000     1999       2000
                   _________ _________ _________ __________  __________
(Loss) from continuing
operations available
to common stockholders
(numerator)         $(2,454)  $     -  $ (32,204) $     -    $  (89,702)
                   _________ _________  ________   ________  ____________
Extraordianry item - Gain
from settlement of debt
(numerator)        $     -   $      -  $  48,880  $     -    $   48,880
                   _________ _________  _________   ________  ___________
Weighted average number of
common shares outstanding
used in earnings per share
during the period
(denominator)    2,298,473   264,886   1,320,233    264,886    2,614,001
                  _________ _________  __________   ________  ____________

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates",
"intends", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Results of Operations

For the Three and Nine Months Period Ended September 30, 2000 and
1999

The  Company  had no revenue from continuing operations  for  the three-month and nine-month periods that ended September 30,  2000 and 1999.

General and administrative expenses for the three month-period that ended September 30, 2000 and 1999, were $2,454 and $0, respectively. General and administrative expenses for the nine month-period that ended September 30, 2000 and 1999, were $32,204 and $0, respectively. These expenses consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, and $22,500 in consulting fees paid to a former officer of the Company during the second quarter.

The Company realized no gains for the three and nine-month periods that ended September 30, 2000 and 1999; except for an extraordinary item due to the settlement of an outstanding judgment against the Company, originally in the amount of $56,380, for $7,500; which resulted in $48,880 in debt extinguishments.

As a result of the foregoing factors, the Company realized a net loss of $2,454 for the three-month period and a net loss of $32,204 for the nine-month period (set off by the $48,880 in debt extinguishments) that ended September 30, 2000, compared to no income or loss for the same periods of 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of approximately $2,354, as compared to no working capital at
December 31, 1999. This decrease in the working capital is attributable to general and administrative expenses incurred during the fiscal quarters, without any increase in cash.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                PART II.  OTHER INFORMATION

Changes in Securities and Use of Proceeds

In July 2000 the Company issued 10,000 shares of common stock to an officer for services rendered, valued at $184. The shares were not issued in connection with any public offering. The Company relied upon Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.

Exhibits and Reports on Form 8-K

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the Nine Month Period Ended
September 30, 2000 (Exhibit ref. No. 27).

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GTM Holdings, Inc



Date:  November 14, 2000                  By:/s/Kip Eardley
                                             Kip Eardley, President,Secretary,
                                             Treasurer and Director