Form 10KSB
period 2000-12-31
GTM HOLDINGS INC
filed 2001-03-05
CIK 860543

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ______ to ________

               Commission File Number 33-33263-NY

                       GTM HOLDINGS, INC.
         (Name of small business issuer in its charter)

    Nevada                                             62-1407521
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

5882 South 900 East, Suite 202, Salt Lake City, Utah        84121
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: 801-269-9500

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001.

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The issuer's revenue for its most recent fiscal year was: $ -0-

The aggregate market value of the issuer's voting stock held as of February 27, 2001, by non-affiliates of the issuer was $168,335.

As of February 27, 2001, the issuer had 2,299,886 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None

                             PART I

Item 1.  Description of Business.

     The Company was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, the Company changed its name to GTM Holdings, Inc. Since 1993, the Company has not engaged in any business operations. At the present time, the Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders.

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

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start up" or new company. The Company may acquire a business opportunity in various stages of its operation.

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

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

Item 2.  Description of Property.

     The Company does not own any property. The Company currently utilizes office space, free of charge, from its officers and directors.

Item 3.  Legal Proceedings.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Over the Counter
Bulletin Board ("OTCBB"), under the symbol "GTMH".  As of
February 27, 2001, the Company had 42 shareholders holding
2,299,886 shares of common stock.

     The following quotations, as provided by the National
Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

                              CLOSING BID              CLOSING ASK
                               HIGH      LOW       HIGH      LOW

1999
First Quarter                 None      None      1.00      1.00
Second Quarter                None      None      1.00      1.00
Third Quarter                 None      None      1.00      1.00
Fourth Quarter                None      None      1.00      1.00

2000
First Quarter                 None      None      1.00      1.00
Second Quarter              0.0300      0.0200    1.00      1.00
Third Quarter               0.1250      0.0300    1.00      1.00
Fourth Quarter              0.1250      0.0625    1.00      1.00

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

Changes in Securities and Use of Proceeds:

     The Company reported on Forms 10-QSB for the quarters ended June 30, 2000 and September 30, 2000 that it had issued 2,000,000 and 35,000 shares of common stock, respectively, to reimburse related parties for Company expenses paid by the related parties in the amount of $36,790 and $560, respectively. However, the most recent audit shows the actual and correct amount of expenses paid by the related parties to be $44,890 and $786, respectively. As stated in the quarterly reports, the shares issued were not in connection with any public offering, no commissions were paid, and the Company relied upon Section 4(2) of the Securities Act to effect the transaction.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

     The Company generated no revenue for the years ended
December 31, 2000 and 1999.

     General and administrative expenses for the years ended December 31, 2000 and 1999 were $43,894 and $0, respectively. This increase is attributable to the administrative, legal, professional, accounting and auditing costs associated with reviving the Company from dormancy and bringing it current with the reporting requirements pursuant to Section 13 of the Securities Exchange Act of 1934.

     Due to the foregoing, the Company realized a net operating loss of $43,894 for the year ended December 31, 2000, compared to no loss or gain for the year ended December 31, 1999. The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

     At December 31, 2000, the Company had no cash with $2,149 in accounts payable and $3,569 in accounts payable to a related party giving the Company a working capital deficit of $5,718.

     The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through loans from related parties, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth as of February 27, 2001, the name, age, position and term of office for each executive officer and director of the Company.

Name            Age       Position            Officer and
                                              Director Since
Kip Eardley        41     President and       March 2000
                          Director
John Chymboryk     47     Secretary and       May 2000
                          Director

     All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Kip Eardley, President and Director. Since 1989, Mr. Eardley has been self-employed as the president and owner of Capital Consulting of Utah, Inc., which is a consulting firm to various public and private companies. Mr. Eardley is also a director in the following reporting companies: Holmes Microsystems, Inc.; GTC Holdings, Inc.; MTN Holdings, Inc; Golden Quest, Inc.; Heavenly Hotdog, Inc.; and Reddi Brake Supply Corporation.

     John Chymboryk, Secretary and Director. Mr. Chymboryk received his bachelor's degree with an emphasis in accounting and economics in 1982. Following graduation he worked for a large international accounting firm until 1984. He then taught courses in finance, marketing and management in the business department of a Community College from 1984 to 1992. Concurrent with his teaching experience, Mr. Chymboryk operated an accounting business that specialized in preparing financial statements, tax returns and business plans for small businesses. Mr. Chymboryk co-founded a company that specialized in marketing, customer retention and management training. Mr. Chymboryk served as Vice President and was responsible for the financial operations plus developing and delivering management training. Mr. Chymboryk was instrumental in designing and presenting the sales management workshop that was contracted with Lexus, the Toyota Motor Corporation luxury car line. In 1997, Mr. Chymboryk was involved in designing, developing and implementing a new application that assists companies in following up and retaining their existing customer base. Mr. Chymboryk is a director in the following reporting companies: GTG Holdings, Inc.; MTN Holdings, Inc.; Golden Quest, Inc.; Heavenly Hotdog, Inc.; and Reddi Brake Supply Corporation.

Section 16(a) Beneficial Owner Reporting Compliance.

     John Chymboryk, an officer and director, and Capital Holdings, Inc., a 10% shareholder of the Company were delinquent in filing their Forms 3 with the SEC. In addition, Kip Eardley, an officer, director and 10% shareholder of the Company was delinquent in filing a Form 4 with the SEC for the month of July.

     The above parties have been informed of their filing responsibilities under Section 16(a) of the Securities Exchange
Act of 1934 and to the Company's knowledge have filed the required forms.

Item 10.  Executive Compensation.

     During the year 2000, the Company paid $22,500 to a former president of the Company, Darrell Scott, for consulting services rendered on behalf of the Company. In addition, the Company issued a total of 35,000 shares of common stock valued at $786 to John Chymboryk, an officer and director of the Company, for services rendered on behalf of the Company. The Company has no employment agreements with any of its officers or directors.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of February 27, 2001, the number and percentage of the 2,299,886 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

               Name and Address of    Amount and Nature of
Title of Class   Beneficial Owner     Beneficial Ownership   Percentage of Class

Common    Kip Eardley (1) (2)             2,001,050             87.01
          5882 S. 900 E., Suite 202
          Salt Lake City, UT 84121

Common    John Chymboryk (1) (3)          2,029,500             88.24
          5882 S. 900 E., Suite 202
          Salt Lake City, UT  84121

Common    Capital Holdings, Inc. (4)      2,000,000             86.96
          5882 S. 900 E., Suite 202
          Salt Lake City, UT 84121

Common    Officers and Directors as a     2,030,550             88.29
          Group: 2 Persons

  (1)  Officer and/or director of the Company.

  (2) Shares held of record as follows: Capital Holdings, Inc. (2,000,000 shares); Kip Eardley Cust Christopher Eardley UTMA/UT (200 shares); Kip Eardley Cust James Eardley UTMA/UT (200 shares); Kip Eardley Cust Michelle Eardley UTMA/UT (200 shares); Kip Eardley Cust Stephani UTMA/UT (200 shares); and Rhonda Eardley, the spouse of Mr. Eardley (250 shares). Mr. Eardley may be deemed to have or share voting and investment power with respect to the foregoing shares.

  (3)  Shares held of record as follows: Capital Holdings, Inc.
       (2,000,000 shares); John Chymboryk (28,450 shares); John
       Chymboryk Cust Evan Chymboryk UTMA/UT (200 shares); John
       Chymboryk Cust Jordan Smith UTMA/UT (200 shares); John Chymboryk Cust Jennifer Smith UTMA/UT (200 shares); John Chymboryk Cust Kathryn Chymboryk UTMA/UT (200 shares); Shauna Chymboryk, the spouse of Mr. Chymboryk (250 shares). Mr. Chymboryk may be deemed to have or share voting and investment power with respect to the foregoing shares.

  (4) Capital Holdings, Inc. holds of record 2,000,000 shares of common stock. Kip Eardley and John Chymboryk each own 50% of Capital Holdings, Inc. and may be deemed to share voting and investment power with respect to such shares.

Item 12.  Certain Relationships and Related Transactions.

     The Company utilizes office space provided by the officers and directors of the Company at no charge to the Company.

     In May 2000 the Company issued 2,000,000 shares of common stock to Capital Holdings, Inc. in exchange for debt relief in the amount of $44,890, which represented monies paid and services rendered on behalf of the Company.

     In May and July 2000, the Company authorized the issuance of 25,000 and 10,000 shares of common stock, respectively, to John
Chymboryk in exchange for $786 of services rendered on behalf of the Company.

     At December 31, 2000, the Company had received advances to cover operating expenses in the amount of $3,569 from Capital
Holdings, Inc.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     On February 9, 2001, the Company filed with the SEC a Form 8-K under Item 1. Change in Control of Registrant.

Exhibits

     None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GTM HOLDINGS, INC.


Date: February 27, 2001            By:/s/Kip Eardley
                                         President


Date: February 27, 2001            By:/s/John Chymboryk
                                         Secretary

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 27, 2001             By:/s/Kip Eardley
                                          Director


Date: February 27, 2001             By:/s/John Chymboryk
                                          Director

                            PART F/S


                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]


                              INDEX

                                                          PAGE

  -  Independent Auditors' Report                          F-1


  -  Balance Sheet, December 31, 2000                      F-2


  -  Statements of Operations, for the years ended
     December 31, 2000 and 1999 and from the               F-3
     re-entering of development stage on
     December 27, 1993 through December 31, 2000

  -  Statement of Stockholders' (Deficit), from
     the re-entering of development stage on
     December 27, 1993 through December 31, 2000           F-4


  -  Statements of Cash Flows, for the years ended
     December 31, 2000 and 1999 and from the re-entering
     of development stage on December 27, 1993 through
     December 31, 2000                                     F-6


  -  Notes to Financial Statements                         F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors
GTM HOLDINGS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of GTM Holdings, Inc. (formerly Triad Warranty Corporation) [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on December 27, 1993 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of GTM Holdings, Inc. [a development stage company] as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on December 27, 1993 through December 31, 2000, in conformity with generally accepted accounting principles.

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

/s/ Pritchett, Siler & Hardy, P.C.
January 19, 2001
Salt Lake City, Utah

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                          BALANCE SHEET

ASSETS

                                                     December 31,
                                                         2000
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                    $    2,149
   Accounts payable - related party                         3,569
                                                      ___________
        Total Current Liabilities                           5,718
                                                      ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 25,000,000
   shares authorized, 2,299,886 shares issued
   and outstanding                                          2,300
  Capital in excess of par value                          120,847
  Retained deficit                                        (76,353)
Deficit accumulated during the
    development stage                                     (52,512)
                                                      ___________

Total Stockholders' (Deficit)                              (5,718)
                                                      ___________
                                                       $        -
                                                     ____________


  The accompanying notes are an integral part of this financial statement.

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                    Cumulative from
                                                   the Re-entering of
                                                   Development Stage
                                For the Year Ended  on December 27,
                                   December 31,       1993 through
                             ______________________   December 31,
                                  2000      1999          2000
                              __________ __________   ___________
REVENUE:
  Sales                         $      -  $      -     $       -
                              __________ __________    __________
        Total Revenue                  -          -             -
                              __________ __________    __________
EXPENSES:
  General and administrative      43,894         -        45,012
                              __________ __________    __________

        Total Expenses            43,894         -        45,012
                              __________ __________    __________
LOSS FROM OPERATIONS             (43,894)        -       (45,012)

CURRENT INCOME TAXES                   -         -             -

DEFERRED INCOME TAX                    -         -             -
                              __________ __________    __________

LOSS FROM CONTINUING OPERATIONS  (43,894)        -       (45,012)
                              __________ __________    __________

DISCONTINUED OPERATIONS:
 Gain (loss) on settlement of
  liabilities from operations of
  warranty service business of
  former subsidiary               48,880         -        (7,500)
                              __________ __________   ___________
NET INCOME (LOSS)               $  4,986  $      -     $ (52,512)
                              __________ __________   ___________
LOSS PER SHARE:
Loss from continuing operations $ (.03) $ - $ (.10) Loss from discontinued operations
    of former subsidiary        $     .03 $      -     $    (.02)
                              __________ __________   ___________
           Total Loss Per Share $      -  $      -     $    (.12)
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

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

           DECEMBER 27, 1993 THROUGH DECEMBER 31, 2000

                                                                                                     Deficit
                                                                                                   Accumulated
                                    Common Stock          Capital in                               During the
                                 _____________________    Excess of      Treasury     Retained     Development
                                  Shares       Amount     Par Value       Stock        Deficit         Stage
BALANCE, December 27, 1993      2,679,715    $   2,680    $  83,338    $  (8,597)    $  (76,353)   $        -

Net loss for the period ended
  December 31, 1993                     -            -            -            -              -             -

Balance, December 31, 1993      2,679,715        2,680       83,338       (8,597)       (76,353)            -

50,000 shares common stock
  issued for services at $.001     50,000           50            -            -              -             -

Net loss for the year ended
  December 31, 1994                     -            -            -            -              -       (57,498)

BALANCE, December 31, 1994      2,729,715        2,730       83,338       (8,597)       (76,353)      (57,498)

Net loss for the year ended
  December 31, 1995                     -            -            -            -              -             -

BALANCE, December 31, 1995      2,729,715        2,730       83,338       (8,597)       (76,353)      (57,498)

Net loss for the year ended
   December 31, 1996                    -            -            -            -              -             -

BALANCE, December 31, 1996      2,729,715        2,730       83,338       (8,597)       (76,353)      (57,498)

Net loss for the year ended
  December 31, 1997                     -            -            -            -              -             -

BALANCE, December 31, 1997      2,729,715        2,730       83,338       (8,597)       (76,353)      (57,498)

Net loss for the year ended
  December 31, 1998                     -            -            -            -              -             -

BALANCE, December 31, 1998      2,729,715        2,730       83,338       (8,597)       (76,353)      (57,498)

Cancellation of treasury stock
  December 31, 1999            (2,464,829)      (2,465)      (6,132)       8,597              -             -

Net loss for the year ended
  December 31, 1999                     -            -            -            -              -             -

BALANCE, December 31, 1999        264,886          265       77,206            -        (76,353)      (57,498)

 [Continued]

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' (DEFICIT)

          FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

           DECEMBER 27, 1993 THROUGH DECEMBER 31, 2000

[Continued]

                                                                                                          Deficit
                                                                                                        Accumulated
                                         Common Stock       Capital in                                  During the
                                    _____________________    Excess of     Treasury       Retained      Development
                                     Shares        Amount    Par Value      Stock          Deficit         Stage
BALANCE, December 31, 1999           264,886         265       77,206              -      (76,353)       (57,498)

2,000,000 shares of common stock
  issued for debt relief at
  $.023 per share, May 2000        2,000,000       2,000       42,890              -            -              -

25,000 shares common stock
  issued  for services rendered at
  $.023 per share, June 2000          25,000          25          537              -            -              -

10,000 shares of common stock
  issued for services rendered at
  $023 per share, July 2000           10,000          10          214              -            -              -

Net loss for the year ended
  December 31, 2000                        -           -            -              -            -          4,986

BALANCE, December 31, 2000         2,299,886    $  2,300   $  120,847    $         -    $ (76,353)   $   (52,512)


  The accompanying notes are an integral part of this financial statement .

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                 Cumulative from
                                                              the Re-entering of
                                                               Development Stage
                                            For the Year Ended   on December 27,
                                                December 31,        1993 through
                                                   _____________    December 31,
                                                   2000       1999       2000
                                                ________________________________
Cash Flows Provided by Operating Activities:
  Net income (loss)                               $   4,986  $      -  $(52,512)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non-cash expenses                                44,890         -    45,958
    Stock issued for services                           786         -       836
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable       (54,231)        -     2,149
      Increase in accounts payable - related party    3,569         -     3,569
                                                ________________________________
        Net Cash (Used) by
          Operating Activities                            -         -         -
                                                ________________________________
Cash Flows Provided by Investing Activities               -         -         -
                                                ________________________________
        Net Cash (Used) by
          Investing Activities                            -         -         -
                                                ________________________________
Cash Flows Provided by Financing Activities:
  Proceeds from common stock issuance                     -         -         -
                                                ________________________________
        Net Cash Provided by
          Financing Activities                            -         -         -
                                                ________________________________
Net Increase (Decrease) in Cash                           -         -         -
Cash at Beginning of the Year                             -         -         -
                                                ________________________________
Cash at End of the Year                          $        -  $      -  $      -
                                                ________________________________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                     $        -  $      -  $      -
    Income taxes                                 $        -  $      -  $      -
Supplemental Schedule of Noncash Investing and Financing
Activities:
  For 2000:
  The Company issued a total of 35,000 shares of common stock for services rendered valued at $786.

  The Company settled a $56,380 debt for $7,500 resulting in a gain on debt extinguishment of $48,880.

  The Company issued 2,000,000 shares of common stock in settlement of debt of $44,890.

  For 1999:
  None

The accompanying notes are an integral part of these financial statements.

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - GTM Holdings, Inc. (formerly Triad Warranty Corporation) (formerly "Fulton Ventures, Inc.") was organized under the laws of the State of Nevada on September 21, 1989. On May 22, 2000 Triad Warranty Corporation changed their name to GTM Holdings, Inc. GTM Holdings, Inc. (the Company) was formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. On June 14, 1990, the Company exchanged 2,464,829 of its common shares for all the outstanding shares of Triad Warranty Corporation.

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

  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Consequently, cumulative numbers have been provided from December 27,1993 forward to reflect the change in control and the change in the Company's planned operations which was effective as of 1994. During 2000, the Company under went a change in ownership control which has resulted in a change in the officers and Board of Director's of the Company.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.)," SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Rescission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During May 2000, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock to reimburse a related party for Company expenses paid by the related party in the amount of $44,890 (or $.023 per share).

  During June 2000, the Company issued 25,000 shares to an officer for services rendered, valued at $562 (or $.023 per share).

  During July 2000, the Company issued 10,000 shares of common stock to an officer for services rendered valued at $224 (or
  $.023 per share).

  During 1994, the Company issued 50,000 shares of its previously authorized, but unissued common stock for services rendered, valued at $50 (or $.001 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $52,500, which may be applied against future taxable income and which expire in various years through 2019. As substantial changes in the Company's ownership has occurred, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $17,800) at December 31, 2000 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $1,700 and $0 for 2000 and 1999, respectively.

NOTE 4 - DISCONTINUED OPERATIONS

  During May 2000, the Company settled a judgment in the amount of $56,380 which was related to previously discontinued operations. The judgment was settled for $7,500, resulting in a gain of $48,880.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation -  During June 2000, the Company issued
  25,000 shares of common stock to an officer for services rendered, valued at $562 or $.023 per share.

  During July 2000, the Company issued 10,000 shares of common stock to an officer for services rendered valued at $224 or $.023 per share.

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Expenses Paid By Related Party - An entity related to an officer of the Company paid expenses on behalf of the Company totaling $44,890, including $22,500 to a former officer of the Company for consulting services rendered to the Company. During May 2000, the Company issued 2,000,000 shares of common stock valued at $44,890 to repay the debt ($.023 per share).

  At December 31, 2000 a related party had advanced $3,569 to the Company to cover operating expenses.

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on December 27, 1993 through December 31, 2000:

                                                               Cumulative from
                                                             the Re-entering of
                                                              Development Stage
                                    For the Year Ended         on December 27,
                                       December 31,             1993 through
                                         _______________________ December 31,
                                             2000       1999       2000
                                         ________________________________
   Loss from continuing operations
     available to common
     stockholders (numerator)             $ (43,894) $        -   $   (45,012)
                                             ________________________________
   Gain on extinguishment of debt         $  48,880  $        -   $    48,880
                                             ________________________________

    Gain (loss) from discontinued
      operations available to common
      stockholders (numerator)            $       - $        -   $    (56,380)
                                             ________________________________
   Weighted average number of
     common shares outstanding
     used in earnings per share
     during the period (denominator)      1,561,812    264,886        446,622
                                            ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

  Treasury stock which was being held by the Company and was cancelled during 1999 has not been included in the calculations as it was considered cancelled for all periods presented.

                       GTM HOLDINGS, INC.
              (formerly Triad Warranty Corporation)
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.