Form 10QSB
period 2001-03-31
GTM HOLDINGS INC
filed 2001-05-15
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                 Commission File No. 33-33263-NY

                       GTM HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

              Nevada                     62-1407521
          (State or other              (IRS Employer
          jurisdiction of           Identification No.)
         incorporation or
           organization)

   5882 South 900 East, Suite 202, Salt Lake City, Utah  84121
            (Address of principal executive offices)

                         (801) 269-9500
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2001: 2,299,886 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

Documents incorporated by reference:  None

                           FORM 10-QSB
                       GTM HOLDINGS, INC.

                              INDEX
            	                                       Page
  PART I. 	Financial Information                          3

          	Unaudited Condensed Balance Sheets,            3
          	March 31, 2001 and December 31, 2000

          	Unaudited Condensed Statements of              4
          	Operations, for the three month periods
	    	ended March 31, 2001 and 2000 and from
	    	the re-entering of development stage on
	    	December 27, 1993 through March 31, 2001

          	Unaudited Condensed Statements of Cash         5
          	Flows, for the three month periods ended
	    	March 31, 2001 and 2000 and from the
	    	re-entering of development stage on
	    	December 27, 1993 through March 31, 2001

          	Notes to Unaudited Condensed Financial	     6
          	Statements

          	Management's Discussion and Analysis of	    10
          	Financial Condition


  PART II.	Other Information                             11


          	Signatures                                    11

                             PART I.
                      Financial Information

                       GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                          March 31,  December 31,
                                            2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $        -   $        -
                                         ___________  ___________
        Total Current Assets                       -            -
                                         ___________  ___________
                                          $        -   $        -
                                        ____________ ____________


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                       $    3,399   $    2,149
   Accounts payable - related party            4,370        3,569
                                         ___________  ___________
        Total Current Liabilities              7,769        5,718
                                         ___________  ___________

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 25,000,000
   shares authorized, 2,299,886 shares issued
   and outstanding                             2,300        2,300
  Capital in excess of par value             120,847      120,847
  Retained deficit                           (76,353)     (76,353)
Deficit accumulated during the
    development stage                        (54,563)     (52,512)
                                          ___________  ___________

Total Stockholders' (Deficit)                 (7,769)      (5,718)
                                          ___________  ___________
                                          $        -   $        -
                                         ____________ ____________


Note: The Balance Sheet of December 31, 2000 was taken from the audited financial statement at that date.


 The accompanying notes are an integral part of these unaudited financial statements.

                        GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                	                   	Cumulative from
                     	                              	the Re-entering of
                    	              For the Three    	Development Stage
                     	              Months Ended     	on December 27,
                     	               March 31,         	1993 through
                      	 	      _____________________   March 31,
                      	        	    2001      2000      2001
                        	      __________ __________   ___________
REVENUE:
  Sales                 	        $      -  $      -     $       -
                             		 __________ __________    __________
        Total Revenue       	               -         -             -
                           	       __________ __________    __________
EXPENSES:
  General and administrative      	     2,051         -        47,063
                                     __________ __________    __________

        Total Expenses                   2,051         -        47,063
                                     __________ __________    __________
LOSS FROM OPERATIONS                    (2,051)         -      (47,063)

CURRENT INCOME TAXES                         -         -             -

DEFERRED INCOME TAX                          -         -             -
                           	       __________ __________    __________
LOSS FROM CONTINUING
  OPERATIONS                  	    (2,051)         -      (47,063)
                          	       __________ __________    __________
DISCONTINUED OPERATIONS:
 Gain (loss) on settlement of liabilities
   from operations of warranty service
   business of former subsidiary 	         -         -       (7,500)
                                     __________ __________   ___________
NET LOSS                              $ (2,051) $      -     $(54,563)
                        	       __________ __________   ___________
LOSS PER SHARE:
  Loss from continuing operations     $   (.00) $      -     $   (.09)
  Loss from discontinued operations
    of former subsidiary              $      -  $      -     $   (.01)
                                     __________ __________   ___________
           Total Loss Per Share       $      -  $      -     $    (.10)
                                     __________ __________   ___________


 The accompanying notes are an integral part of these unaudited financial statements.

                       GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                       	 	            		Cumulative from
                                          		 		      the Re-entering of
                                    			For the Three  	Development Stage
                                     	 		Months Ended  	on December 27,
                                    	  	 	March 31,      	1993 through
                              			  ___________________   March 31,
                               			     	2001       2000   2001
                              	   		  ________________________________
Cash Flows Provided by Operating Activities:
  Net loss                              		  $  (2,051)  $     -   $ (54,563)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Noncash expenses                    			    -         -      45,958
    Stock issued for services          			    -         -         836
    Changes in assets and liabilities:
      Increase in accounts payable		            1,250         -       3,399
      Increase in accounts payable - related party	  801         -       4,370
                        	         		   _________  _______   ___________
        Net Cash (Used) by Operating Activities 	    - 	  -           -
                        	         		   _________  _______   ___________
Cash Flows Provided by Investing Activities:
               			                            -         -           -
                        	         		   _________  _______   ___________
        Net Cash (Used) by  Investing Activities 	    -         - 		  -
                        	         		   _________  _______   ___________
Cash Flows Provided by Financing Activities:
                                 			          -         -           -
                        	         		   _________  _______   ___________
        Net Cash Provided by Financing Activities	    -         -  		  -
                        	         		   _________  _______   ___________
Net Increase (Decrease) in Cash		                -         -           -

Cash at Beginning of the Year    			          -         -           -
                        	         		   _________  _______   ___________
Cash at End of the Year          			   $      -   $     -   $       -
                        	         		   _________  _______   ___________
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest         		                     $      -   $     -   $       -
    Income taxes                   			   $      -   $     -   $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For 2001:
  None

  For 2000:
  The Company issued a total of 35,000 shares of common stock for services rendered value at $786.

  The Company settled a $56,380 debt for $7,500 resulting in a again on debt extinguishment of $48,880.

  The Company issued 2,000,000 shares of common stock in settlement of debt of $44,890.

 The accompanying notes are an integral part of these financial statements.

                       GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - GTM Holdings, Inc. (formerly Triad Warranty Corporation, Inc.) (formerly Fulton Ventures, Inc.) was organized under the laws of the State of Nevada on September 21, 1989. On May 22, 2000, Triad Warranty Corporation, Inc. changed its name
  to GTM Holdings, Inc.   GTM Holdings, Inc. (the Company) was
  formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. On June 14, 1990, the Company exchanged 2,464,829 of its common shares for all the outstanding shares of Triad Warranty Corporation.

  Triad Warranty Corporation was organized under the laws of the state of Texas on November 21, 1988. The purpose of this Company was to provide extended warranty service coverage for heating and air conditioning units and their component parts and various other consumer products. This Company began operations in January 1989, in Dallas, Texas. The Board of Directors met on December 27, 1993, and determined it was in the best interest of GTM Holdings, Inc. (Nevada) and its sole operating subsidiary, Triad Warranty Corporation, to separate ownership. To effect this transaction, selected shareholders in the Company were issued his or her pro rata shares in Triad Warranty Corporation, and the original 2,464,829 shares of common stock were returned to the Company for cancellation. This transaction was accounted for in the financial statement of the Company as a discontinued operation as of December 27, 1993. The Company is considered to have re-entered into a new development stage on December 27, 1993.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the period then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                       GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Common Stock - During May 2000, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock to reimburse a related party for Company expenses paid by the related party in the amount of $44,890 (or $.022 per share).

  During June 2000, the Company issued 25,000 shares to an officer for services rendered, valued at $562 (or $.022 per share).

  During July 2000, the Company issued 10,000 shares of common stock to an officer for services rendered valued at $224 (or
  $.022 per share).

  During 1994, the Company issued 50,000 shares of its previously authorized, but unissued common stock for services rendered, valued at $50 (or $.001 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

                         GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [CONTINUED]

  The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $54,000, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $18,500) at March 31, 2001 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $700 and $0 for March 31, 2001 and 2000, respectively).

NOTE 4 - DISCONTINUED OPERATIONS

  During May 2000, the Company settled a judgement in the amount of $56,380 which was related to previously discontinued operations. The judgement was settled for $7,500, resulting in a gain of $48,880.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation -  During June 2000, the Company issued
  25,000 shares of common stock to an officer for services rendered, valued at $562 or $.022 per share.

  During July 2000, the Company issued 10,000 shares of common stock to an officer for services rendered valued at $224 or $.022 per share.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense.

  Expenses Paid By Related Party - An entity related to an officer of the Company paid expenses on behalf of the Company totaling $44,890, including $22,500 to a former officer of the Company for consulting services rendered to the Company. During May 2000, the Company issued 2,000,000 shares of common stock valued at $44,890 to repay the debt ($.022 per share).

  At March 31, 2001, a related party had advanced $4,370 to the Company to cover operating expenses.

                       GTM HOLDINGS, INC.
           (Formerly Triad Warranty Corporation, Inc.)
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and for the period from the re-entering of development stage on December 27, 1993 through March 31, 2001:

                                                                        Cumulative from
                                                                        the Re-entering of
                                               For the Three            Development Stage
                                               Months Ended             on December 27,
                                               March 31,                1993 through
                                               _____________________ 	March 31,
  		                                       2001       2000      2001
               		                       ____________________________________
  Loss from continuing operations available
   to common stockholders (numerator)          $ (2,051)  	$	-     $ (47,063)

  Loss from discontinued operations available
   to common stockholders (numerator)	     $      -     $     -     $  (7,500)

  Weighted average number of
   common shares outstanding
   used in earnings per share
   during the period (denominator)	           2,299,886    264,886       510,184

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND PLAN OF OPERATION

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

Results of Operations

For the Three Months Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month-periods ended March 31, 2001 and 2000 were $2,051 and $0, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $2,051 for the three months ended March 31, 2001, compared to no income or loss for the same three-month period in 2000.

Liquidity and Capital Resources

During the first quarter 2001, Capital Holdings, Inc. paid $2,051 in expenses on behalf of the Company. Capital Holdings, Inc. is a majority shareholder of the Company and is owned and controlled by the officers of the Company. At March 31, 2001, the Company had $3,399 in accounts payable and $4,370 in accounts payable to a related party giving the Company a working capital deficit of $7,769, as compared to a working capital deficit of $5,718 at December 31, 2000. This continuing decrease in working capital is attributable to general and administrative expenses incurred during the fiscal quarter, without any increase in cash.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through loans from its officers, directors and majority shareholder, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 	GTM HOLDINGS, INC.


Date: May 14, 2001		By:	/s/Kip Eardley
                                 	Kip Eardley
                                 	President and Director


Date: May 14, 2001		By:	/s/Johh Chymboryk
                                    John Chymboryk
                                    Secretary and Director