Form 10QSB
period 2001-06-30
GTM HOLDINGS INC
filed 2001-08-20
CIK 860543

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:             June 30, 2001
                                       --------------------------------
OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                  to
                                     ----------------   -------------------

     Commission File No.       33-33263-NY
                         -----------------------

                               GTM Holdings, Inc.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

            Nevada                                         62-1407521
---------------------------------                      -------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                      Identification No.)


            Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques,
                               Macau S.A.R., China
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                011 (853) 711-128
                    -----------------------------------------
                           (Issuer's telephone number)

                                      n.a.
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                     No
                        ---------                    ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

Common Stock outstanding at June 30, 2001: 12,778,675 shares of $.001 par value

--------------------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one).

Yes                                                   No     X
    -------------                                        ----------
================================================================================

                               GTM HOLDINGS, INC.

                                      INDEX

PART I FINANCIAL INFORMATION


Item 1 Consolidated Condensed Balance Sheets as of December 31, 2000 (audited) and as of June 30, 2001 (unaudited)

        Unaudited Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2000 and 2001

        Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 2001

        Notes to Consolidated Condensed Financial Statements

Item 2  Management's Discussion and Analysis


PART II OTHER INFORMATION


Item 1  Legal Proceedings

Item 2  Changes in Securities and Use of Proceeds

Item 3  Defaults on Senior Securities

Item 4  Submission of Matters to a Vote of Securities Holders

Item 5  Other Information

Item 6  Reports on Form 8-K

Signature page

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


                               GTM HOLDINGS, INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
            DECEMBER 31, 2000 (AUDITED) AND JUNE 30, 2001 (UNAUDITED)
                  (Amounts expressed in United States Dollars)
            ---------------------------------------------------------


                                                                December 31,             June 30,
                                                     Notes              2000                 2001
                                                                   (Audited)          (Unaudited)
                                                                           $                    $
ASSETS
Current assets:
Deposits                                               1                  --                6,592
Cash and bank deposits                                                    --                  721
Inventories                                            2                  --               24,811
Accounts receivable                                                       --                  740
Other receivable and prepayments                                          --                    5
                                                                ------------         ------------
Total current assets                                                      --               32,919
Furniture, fixtures, equipment and capital             3                                   68,704
  lease, net
Film library                                           4                  --            4,430,000
                                                                ------------         ------------
Total assets                                                              --            4,531,623
                                                                ============         ============
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
Capital lease obligations, current portion             5                  --                7,513
Accounts payable                                                          --                3,909
Other payable and accrued liabilities                                  5,718               81,160
Due to a stockholder                                   6                  --            1,288,099
                                                                ------------         ------------
                                                                       5,718            1,380,681
Total current liabilities

Capital lease obligations, non-current portion         5                  --               18,151
                                                                ------------         ------------
Total liabilities                                                      5,718            1,398,832
                                                                ------------         ------------
Stockholders' equity:
Common stock, par value                                                2,300               12,779
Addition paid-in capital                                             120,847            3,252,868
Retained earnings (deficit)                                        (128,865)            (132,856)
                                                                ------------         ------------
Total stockholders' equity                                           (5,718)            3,132,791
                                                                ------------         ------------
Total liabilities and stockholders' equity                                --            4,531,623
                                                                ============         ============

The accompanying notes are an integral part of these financial statements.

                               GTM HOLDINGS, INC.
                      -----------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            ---------------------------------------------------------
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                  (Amounts expressed in United States Dollars)
            ---------------------------------------------------------



                                                                   Three months ended                       Six months ended
                                                                        June 30,                                June 30,
                                                              ------------------------------          ---------------------------
                                            Notes                  2000                 2001                2000             2001
                                                                      $                    $                   $                $
REVENUE                                                               -                    -                   -                -

General and administrative
 expenses                                                        29,750                  510              29,750            2,561
Depreciation
- owned assets                                                                           706                                  706
- capital assets                                                      -                  724                   -              724
                                                              ---------            ---------           ---------        ---------
Operating loss                                                 (29,750)              (1,940)            (29,750)          (3,991)
                                                              ---------            ---------           ---------        ---------
Gain (loss) from  operations  of warranty
 service business of former subsidiary                           48,880                    -              48,880                -
                                                              ---------            ---------           ---------        ---------

Net income (loss)                                                19,130              (1,940)             19,130           (3,991)
                                                              =========            =========           =========        =========
Earnings (Loss) per common share                                   0.01             (0.0046)              0.01           (0.0012)
                                                              =========            =========           =========        =========
Weighted average number of
 common shares outstanding                                    1,986,589            4,257,461           1,425,738        3,284,081
                                                              =========            =========           =========        =========

The accompanying notes are an integral part of these financial statements.

                               GTM HOLDINGS, INC.
                      -----------------------------------
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                  (Amounts expressed in United States Dollars)


                                                                                Six months ended
                                                                                     June 30,
                                                                        --------------------------------
                                                                            2000                    2001
                                                                               $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         19,130                 (3,991)
Adjustments to reconcile net income (loss) to net
 cash provided by (paid for) operating activities:
Depreciation and amortization                                                  -                   1,430
Non-cash expenses                                                         37,250                       -
Decrease/(Increase) in operating assets:
Inventories                                                                    -                (24,811)
Accounts receivable                                                            -                   (740)
Other receivable and prepayments                                               -                    (55)
Deposits                                                                       -                 (6,592)
Increase/(Decrease) in operating liabilities:
Accounts payable                                                        (56,380)                  79,930
Due to stockholders                                                            -               1,288,099
                                                                        --------             -----------
Net cash provided by (paid for) operating activities                           -               1,332,691
                                                                        --------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment                                 -                (70,134)
Purchases of film library                                                      -             (4,430,000)
                                                                        --------             -----------
Net cash used in investing activities                                          -             (4,500,134)
                                                                        --------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares                                                             -                  10,479
Additional paid in capital                                                     -               3,132,021
Repayment of capital element of capital lease obligations                      -                  25,664
                                                                        --------             -----------
Net cash provided by (used in) financing activities                            -               3,168,164
                                                                        --------             -----------
Net increase (decrease) in cash and bank deposits                              -                     721

Cash and bank deposits as of beginning of period                               -                       -
                                                                        --------             -----------
Cash and bank deposits as of end of period                                     -                     721
                                                                        ========             ===========

The accompanying notes are an integral part of these financial statements.

                               GTM HOLDINGS, INC.
           --------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)


1)   DEPOSITS

                                                                                December 31,                  June 30,
                                                                                        2000                      2001
                                                                                ------------               -----------
                                                                                                           (Unaudited)
                                                                                           $                         $
Deposits comprised:
Rental and utility deposits                                                                -                     6,529
Others                                                                                     -                        63
                                                                                ------------               -----------
                                                                                           -                     6,592
                                                                                ============               ===========

2)   INVENTORIES

                                                                                December 31,                  June 30,
                                                                                        2000                      2001
                                                                                ------------               -----------
                                                                                                           (Unaudited)
                                                                                           $                         $
Finished goods                                                                             -                    24,811
                                                                                ============               ===========

3)   FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE

     Furniture, fixtures, equipment and capital lease comprised:

                                                                                December 31,                  June 30,
                                                                                        2000                      2001
                                                                                ------------               -----------
                                                                                                           (Unaudited)
                                                                                           $                         $
Furniture, fixtures and equipment:
Furniture and fixtures                                                                     -                    19,399
Office equipment                                                                           -                    10,462
Leasehold improvements                                                                     -                     5,519
Capital leases:
Motor vehicle                                                                              -                    34,754
                                                                                ------------               -----------
Total cost                                                                                 -                    70,134
Less: Accumulated depreciation:
      Furniture, fixtures and equipment                                                    -                     (706)
      Capital lease                                                                        -                     (724)
                                                                                ------------               -----------
Furniture, fixtures, equipment and capital lease,
 net                                                                                       -                    68,704
                                                                                ============               ===========

                               GTM HOLDINGS, INC.
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)


4)   FILM LIBRARY

     Film library comprised:

                                                                December 31,                  June 30,
                                                                        2000                      2001
                                                                ------------               -----------
                                                                                           (Unaudited)
                                                                           $                         $
   Informercials                                                           -                 3,080,000
   Color and B Roll                                                        -                   100,000
   Primetime Series                                                        -                 1,250,000
                                                                ------------               -----------
   Total cost                                                              -                 4,430,000
                                                                ============               ===========


     This film library was wholly purchased from Mr. William A. Fisher, a stockholder of the company.


5)   CAPITAL LEASE OBLIGATIONS

     Future minimum lease payments under capital lease, together with the present value of the minimum lease payments are as follows:


                                                                    December 31,                  June 30,
                                                                            2000                      2001
                                                                    ------------               -----------
                                                                                               (Unaudited)

                                                                               $                         $
   Payable:
   Within one year                                                             -                    10,978
   In the second year                                                          -                    10,134
   In the third to fourth years inclusive                                      -                    10,978
                                                                    ------------               -----------
                                                                               -                    32,090
   Less: imputed interest                                                      -                    (6426)
                                                                    ------------               -----------


                                                                    December 31,                  June 30,
                                                                            2000                      2001
                                                                    ------------               -----------
                                                                                               (Unaudited)
                                                                               -                    25,664
   Less: current portion                                                       -                   (7,513)
                                                                    ------------               -----------
   Non-current portion                                                         -                    18,151
                                                                    ============               ===========

                               GTM HOLDINGS, INC.
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts expressed in United States dollars unless otherwise stated)



6)   DUE TO A STOCKHOLDER

     The amount due to Mr. William A. Fisher is unsecured, non-interest bearing and without predetermined repayment terms.


7)   OPERATING LEASE COMMITMENTS

     Future minimum rental payments under non-cancellable operating lease are as follows:

                                                                    December 31,                  June 30,
                                                                            2000                      2001
                                                                    ------------               -----------
                                                                                               (Unaudited)

                                                                               $                         $
   Payable:
   Within one year                                                             -                    25,713
   In the second year                                                          -                     4,285
                                                                    ------------               -----------
                                                                               -                    29,998
                                                                    ============               ===========

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   Forward-Looking Statements

     The statements contained in this Report on Form 10-QSB that are not historical facts are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes", "expects", "may", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) political and economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and
     (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.


2.   Business Overview.

     GTM Holdings, Inc. is a holding company with its operations being carried out through its Macau-incorporated subsidiary, American Overseas Investment Co., Ltd. ("AOI"). AOI has acquired certain contractual rights, and is in the final stages of expanding these rights to Satellite transmission on Macau Travel Channel for onward distribution into the People's Republic of China. The Company currently is in the beginning stage in producing and airing a home shopping program on Satellite Sun Television in China, Hong Kong and Southeast Asia.

     The Company expects to broadcast its home shopping style programs six hours daily, random and fixed time slots, on Macau Satellite channel within the final quarter of 2001.

     AOI was acquired by the Company on June 12, 2001, as further described in the Company's Form 8-K filing with the Securities and Exchange Commission of the same date.


3. Results of operations for the three months ended June 30, 2000 as compared to the results of operations for the three months ended June 30, 2001

     The following discussion sets forth information for the three months ended June 30, 2001 compared with the three months ended June 30, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales

     The Company had no sales for the three months ended June 30, 2001 due to the fact that it only acquired the business on June 12, 2001 and was in the process of developing its business.

     General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2001 was $510 as compared to $29,750 for the three months ended June 30, 2000. The primary reasons for the decrease in general and administrative expenses were due to a restructuring of the business.

     Depreciation and Amortization

     Depreciation and amortization for the three months ended June 30, 2001 was $1,430 as compared to $0 for the three months ended June 30, 2000. The increase in depreciation and amortization was due to acquisition of assets during the period.

     Operating Income (Loss)

     Operating loss for the three months ended June 30, 2001 was $1,940 as compared to an operating loss of $29,750 for the three months ended June 30, 2000. The operating loss decrease was due to a restructuring the business.

     Net Income (Loss)

     Net loss for the three months ended June 30, 2001 was $1,940 as compared to net income of $19,130 for the three months ended June 30, 2000. The decrease was mainly a result of restructuring the business.


4. Results of operations for the six months ended June 30, 2000 as compared to the results of operations for the six months ended June 30, 2001

     The following discussion sets forth information for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

     Sales

     The Company had no sales for the six months ended June 30, 2001 due to the fact that it only acquired the business on June 12, 2001 and was in the process of developing its business.

     General and Administrative Expenses

     General and administrative expenses for the six months ended June 30, 2001 was $2,561 as compared to $29,750 for the six months ended June 30, 2000. The primary reasons for the decrease in general and administrative expenses were due to a restructuring of the business.

     Depreciation and Amortization

     Depreciation and amortization for the six months ended June 30, 2001 was $1,430 as compared to $0 for the six months ended June 30, 2000. The increase in depreciation and amortization was due to acquisition of assets during the period.

     Operating Income (Loss)

     Operating loss for the six months ended June 30, 2001 was $3,991 as compared to an operating loss of $29,750 for the six months ended June 30, 2000. The operating loss decrease was due to a restructuring the business.

     Net Income (Loss)

     Net loss for the six months ended June 30, 2001 was $3,991 as compared to net income of $19,130 for the six months ended June 30, 2000. The net decrease was mainly a result of restructuring the business.


5.   Liquidity and capital resources.

     The Company's net cash provided by operating activities was $0 for the six months ended June 30, 2000, as compared to net cash applied to operating activities of $1,332,691 for the six months ended June 30, 2001. This net inflow was primarily due to a loan from a stockholder.

     The Company's cash balance was $0 for the six months ended June 30, 2000, as compared to cash surplus of $721 for the six months ended June 30, 2001. This increase in cash balance was mainly due to funding the Company in preparation of doing business.

     Management believes that current cash flows are insufficient to meet the present growth strategies and related working capital and capital expenditure requirements. Management currently anticipates the need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional capital in the future, the Company may be required to curtail its operations significantly. Raising additional equity capital would have a dilutive effect on the existing shareholders.

     The Company does not intend to pay cash dividends with respect to capital stock in the foreseeable future.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

None.


Item 2. Changes in Securities and Use of Proceeds

     On June 12, 2001, the Company issued 4,500,002 shares of Common Stock to each of William A. Fisher and Marian Yu Fisher in connection with the Company's acquisition of American Overseas Investment Co., Ltd. ("AOI"), a company incorporated under the laws of Macau. The Company relied upon
     Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.

     As part of the acquisition of AOI, the Company entered into a 13-for-1 stock split, such that each shareholder in the company received an additional 12 shares of common stock for each share held as of June 12, 2001.

     On February 1, 2001, the Company issued 2,000,000 shares of Common Stock to Capital Holdings, LLC in exchange for $36,790 in monies paid and services rendered on behalf of the Company. The Company relied upon Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.

     On June 15, 2000, the Company's Board of Directors resolved to cancel all Treasury Shares held, totaling 2,464,829 shares issued as Treasury Shares on June 7, 1994 in the name of the Company's former name, Triad Warranty Corporation.

     On June 13, 2000, the Company issued 10,000 shares of Common Stock to John Chymboryk for services rendered on behalf of the Company. The Company relied upon Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.

     On May 5, 2000, the Company issued 25,000 shares of Common Stock to John Chymboryk for services rendered on behalf of the Company. The Company relied upon Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.

     On April 18, 2000, the Company issued 2,000,000 shares of Common Stock to Capital Holdings, LLC in exchange for monies paid and services rendered on behalf of the Company. The Company relied upon Section 4(2) of the Securities Act to effect the transaction, and no commissions were paid on the transaction.


Item 3. Defaults Upon Senior Securities.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information

     As reported on the Company's Form 8-K on June 12, 2001, the Company has acquired certain contractual rights and is in the final stages of expanding these rights to Satellite transmission on Macau Travel Channel for onward distribution into the People's Republic of China.


Item 6. Reports on Form 8-K

(a)  Exhibits. None.

(b) Reports on Form 8-K. On June 12, 2001, the Company filed a form 8-K to disclose the acquisition of American Overseas Investment Co., a Macau company, resulting in the change in control of the Company as well as the resignation of directors of the Company.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTM Holdings, Inc.(Registrant)


   Date: August 20, 2001

                                                 By: /s/ Marian Yu Fisher
                                                     ---------------------------
                                                     Director





                                                 By: /s/ William A. Fisher
                                                     ---------------------------
                                                     Director