Form 10QSB
period 2001-09-30
GTM HOLDINGS INC
filed 2001-11-16
CIK 860543

GTM HOLDINGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File number: 33-33263-NY

GTM HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Nevada	62-1407521
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau S.A.R., China

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 011 (853) 711-128

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class Outstanding as of November 14, 2001

Common Stock, $0.001 7,622,689

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference:

Consultant Compensation Agreement, filed as an Exhibit to the Company's S-8 filing on 9/21/2001

Financial Consulting Services Agreement, filed as an Exhibit to the Company's S-8 filing on 9/21/2001

Multi-Media Corporate Imaging Agreement, filed as an Exhibit to the Company's S-8 filing on 9/21/2001

GTM Holdings, Inc. 2001 Stock Plan, filed as an Exhibit to the Company's S-8 filing on 9/21/2001

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE

RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GTM Holdings, Inc. (a development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

GTM HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

GTM HOLDINGS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 (AUDITED) AND SEPTEMBER 30, 2001 (UNAUDITED)
(Amounts expressed in United States Dollars)
		September 30,	December 31,
	Notes	2001	2000
		(Unaudited)	(Audited)
		$	$
ASSETS
Current assets:
Deposits	1	6,118	-
Cash and bank deposits		3,525	-
Inventories	2	24,811	-
Other receivable and prepayments		54,945	-

Total current assets		89,399	-
Furniture, fixture, equipment and capital
lease, net	3	64,414	-
Film library	4	7,048,000	-
Broadcasting right and airtime	5	5,550	-
Organizational cost		350,000

Total assets		7,557,363	-

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
Capital lease obligations, current portion	6	8,283	-
Bank overdraft		1,661	-
Other payable and accruals		566,528	5,718
Due to a stockholder	7	893,438	-

Total current liabilities		1,469,910	5,718
Capital lease obligations, non-current
portion	6	16,300	-
Convertible note	4	3,000,000	-

Total liabilities		4,486,210	5,718

Stockholders' equity:
Common stock, par value		7,623	2,300
Additional paid-in-capital		3,367,349	120,847
Retained earnings (deficit)		(303,819)	(128,865)

Total stockholders' equity		3,071,153	(5,718)

Total liabilities and stockholders' equity		7,557,363	-

The accompanying notes are an integral part of these financial statements.

GTM HOLDINGS, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(Amounts expressed in United States Dollars)
Three months ended	Nine months ended
September 30,	September 30,
	2001	2000	2001	2000
	$	$	$	$

REVENUE	-	-	-	-

General and administrative
expenses	(194,443)	(2,454)	(197,004)	(32,204)
Depreciation	(4,290)	-	(5,720)	-

Operating income (loss)	(198,733)	(2,454)	(202,724)	(32,204)

Other income	30,074	-	30,074	48,880
Interest expense	(2,304)	-	(2,304)

Net income (loss)	(170,963)	(2,454)	(174,954)	16,676

Earning (loss) per common share	-	-	-	-

Weighted average number of
common shares outstanding	11,162,612	2,298,473	14,504,587	1,320,233

The accompanying notes are an integral part of these financial statements.

GTM HOLDINGS, INC.
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(Amounts expressed in United States Dollars)
Nine months ended
September 30,
	2001	2000
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(174,954)	16,676
Adjustments to reconcile net income (loss) to net
cash provided by (paid for) operating activities
Depreciation	5,720	-
Stock issued for services	-	560
Stock issued for acquiring broadcasting rights and air time	(5,550)	-
Gain on settlement of debt		(48,880)
Expense paid by related party		29,290
Decrease/(increase) in operating assets:
Deposits	(6,118)	-
Inventories	(24,811)	-
Other receivable and prepayments	(54,945)
Increase/(decrease) in operating liabilities:
Other payable and accruals	560,810	2,354
Due to a stockholder	893,438
Convertible note	3,000,000	-

Net cash provided by (paid for) operating activities	4,193,590	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture, fixtures and equipment	(44,470)	-
Purchase of film library	(7,048,000)	-
Organizational cost	(350,000)	-

Net cash used in investing activities	(7,442,470)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	5,323	-
Additional paid in capital	3,246,502	-
Repayment of capital element of finance lease obligations	(1,081)	-

Net cash provided by (used in) financing activities	3,250,744	-

Net increase (decrease) in cash and bank deposits	1,864	-

Cash and bank deposits as of beginning of period	-	-

Cash and bank deposits as of end of period	1,864	-

The accompanying notes are an integral part of these financial statements.

GTM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States Dollars unless otherwise stated)

DEPOSITS
	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$

Rental deposits	6,118	-

INVENTORIES
	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$

Finished goods, at cost	24,811	-

FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE
	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$

Furniture, fixtures and equipment:
Furniture and fixtures	19,399	-
Office equipment	10,462	-
Leasehold improvements	5,519	-
Capital leases:
Motor vehicle	34,754	-

Total cost	70,134	-
Less:	Accumulated depreciation:
	Furniture, fixtures and equipment	(2,824)	-
	Capital lease	(2,896)	-

(64,414)	-

GTM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States Dollars unless otherwise stated)

FILM LIBRARY
Film library comprised:

	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$

Informercials	2,698,000	-
Color and B Roll	100,000	-
Primetime Series	1,250,000	-
Sun TV Film Library	3,000,000	-

Total cost	7,048,000	-

The Informercials, Color and B Roll and Primetime Series were wholly purchased from Mr. William A. Fisher, a stockholder of the company.

The company entered into an agreement with Sun Television Cybernetworks Holdings Limited, a company incorporated in the Bermuda and listed on the Hong Kong Stock Exchange, on 26 September 2001 for the grant to the company of a licence to the Film Rights at a consideration of $3,000,000 which will be satisfied by delivery of the First Convertible Note in the principal amount of $3,000,000.

Depreciation policy

The film library is stated at cost less accumulated depreciation. To date there has been no depreciated as the company has not yet begun business. The film library is depreciated on a straight line basis at rates determined by the directors to write off their costs over their estimated useful lives at the following annual rates:

Infomercials 33 1/3%

Color and B Roll 50%

Primetime Series 33 1/3%

Sun TV Film Library 33 1/3%

GTM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States Dollars unless otherwise stated)

BROADCASTING RIGHTS AND AIRTIME
	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$

Broadcasting rights and airtime	5,550	-

The Company issued 5,550,000 of common stock with a par value of $0.001 each to American Overseas Real Estate Company Limited in exchange for assignment to the Company of a license to broadcasting rights and usage of a dedicated cable channel and uplink service from the Earth station located on Coloane Island, Macau. The initial period is for six months beginning October 15, 2001, at the end of which the contract is renewable on terms and conditions to be agreed upon between the parties concerned. This amount will be amortized over the five month period beginning on November 15, 2001 when the company begins broadcasting.

CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease, together with the present value of the minimum lease payments are as follows:
	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$
Payable:
Within one year	11,748	-
In the second year	10,087	-
In the third to fourth years inclusive	8,392	-

	30,227	-
Less: imputed interest	(5,644)	-

	24,583	-
Less: current portion	(8,283)	-

Non-current portion	16,300	-

DUE TO A STOCKHOLDER

The amount due to Mr. William A. Fisher is unsecured, non-interest bearing and without predetermined repayment terms.

GTM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States Dollars unless otherwise stated)

OPERATING LEASE COMMITMENTS

Future minimum rental payments in respect of land and buildings under non-cancellable operating lease are as follows:

	September 30,	December 31,
	2001	2000
	(Unaudited)
	$	$

Payable:
Within one year	23,418	-

RELATED PARTY TRANSACTIONS

In September 2001, the company had the following related party transactions:

The company issued 288,750 shares of common stock at $0.1 each to four staff of its subsidiary for payment of outstanding wages.

The company issued 270,000 shares of common stock at $0.1 each to Mr. William A Fisher who is a director and shareholder for payment of outstanding wages.

The company issued 25,000 shares of common stock at $0.1 each to Michael L. Labertew in compensation for his services to be rendered to the company. Mr. Labertew acts as legal representative to the company.

The company issued 400,000 shares of common stock at par value of $0.001 each to Capital Holdings LLC, in compensation for its services to be rendered to the company. Capital Holdings LLC and/or its principals are part of the group that are the original shareholders of GTM Holdings, Inc.

The company issued 5,550,000 of common stock at par value of $0.001 each to American Overseas Real Estate Company Limited in exchange for assigment to the Company of a license for broadcasting rights and usage of a dedicated cable channel and uplink service from the Earth station located on Coloane Island, Macau. The initial period is for six months, at the end of which the contract is renewable on terms and conditions to be agreed between the parties concerned. The shareholders and directors of American Overseas Real Estate Company Limited are Mr. William A. Fisher and Mr. Marian Yu Fisher.

GTM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States Dollars unless otherwise stated)

POST BALANCE SHEET EVENT

The Company entered into an agreement with Sun Television Cybernetworks Holdings Limited, a company incorporated in the Bermuda and listed on the Hong Kong Stock Exchange, on 12 October 2001 for the provision of Production Facilities and Production Equipment for a period of 3 years from the Closing Date (expected to be in November, 2001) and the grant of broadcast airtime on Sun TV Channel and the procurement of grant of broadcast airtime on Macau TV Channel in each case for a period of 3 years from the date of commencement of broadcasting which shall begin no later than 30 November 2001 at a consideration of $1,000,000 which will be satisfied by delivery of the Second Convertible Note in the principal amount of $1,000,000.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

* Business Overview

GTM Holdings, Inc. is a holding company with its operations being carried out through its Macau-incorporated subsidiary, American Overseas Investment Co., Ltd. ("AOI"). AOI has acquired certain contractual rights for broadcasting and usage of a dedicated cable channel and uplink service purchased by share exchange, from American Overseas Real Estate Investment Co., Limited.

The Company has begun to broadcast as of November 15, 2001, 24 hours daily, it's home shopping and general entertainment programs through Satellite transmission on Macau Satellite Television platform for onward distribution into the People's Republic of China.

The Company, additionally, is in the initial stages of producing and airing a similar home shopping programs on Sun Satellite Television in Hong Kong and Taiwan. The Company has secured the grant of broadcast airtime on Sun Satellite Television Channel of one hour daily and three hours Saturday and Sunday. The Company has also entered into an agreement with Sun Television Cyber Networks Holdings Limited for the grant to the Company of a license and distribution rights to certain Chinese language television productions which are being repurposed for the Company's programming requirements.

Additional airtime rights for six hours daily, random and fixed time slots, has been contracted on Macau Satellite Travel Channel within the final quarter of 2001.

AOI was acquired by the Company on June 12, 2001, as further described in the Company's Form 8-K filing with the Securities and Exchange Commission of the same date.

* Results of operations for the three months ended September 30, 2000 as compared to the results of operations for the three months ended September 30, 2001

The following discussion sets forth information for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Sales

The Company had no sales for the three months ended September 30, 2001 due to the fact that it only acquired the business on June 12, 2001 and was in the process of developing its business.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2001 was $194.443 as compared to $2,454 for the three months ended September 30, 2000. The primary reasons for the increase in general and administrative expenses were due to the Company preparing to begin broadcasting operations.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2001 was $4,290 as compared to $0 for the three months ended September 30, 2000. The increase in depreciation and amortization was due to acquisition of assets during the period.

Operating Income (Loss)

Operating loss for the three months ended September 30, 2001 was $198,733 as compared to an operating loss of $2,454 for the three months ended September 30, 2000. The operating loss decrease was due to the Company preparing to begin broadcasting operations.

Net Income (Loss)

Net loss for the three months ended September 30, 2001 was $170,963 as compared to net loss of $2,454 for the three months ended September 30, 2000. The increase was a result of the Company preparing to begin broadcasting.

* Results of operations for the nine months ended September 30, 2000 as compared to the results of operations for the nine months ended September 30, 2001

The following discussion sets forth information for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Sales

The Company had no sales for the nine months ended September 30, 2001 due to the fact that it only acquired the business on September 12, 2001 and was in the process of developing its business.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2001 was $197,004 as compared to $32,204 for the nine months ended September 30, 2000. The primary reasons for the increase in general and administrative expenses were due to the Company preparation to begin broadcasting operations.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2001 was $5,720 as compared to $0 for the nine months ended September 30, 2000. The increase in depreciation and amortization was due to acquisition of assets during the period.

Operating Income (Loss)

Operating loss for the nine months ended September 30, 2001 was $202,724 as compared to an operating loss of $32,204 for the nine months ended September 30, 2000. The operating loss increase was due to the Company preparing to begin broadcasting operations.

Net Income (Loss)

Net loss for the nine months ended September 30, 2001 was $174,954 as compared to net income of $16,676 for the nine months ended September 30, 2000. The net decrease was mainly a result of the Company preparing to begin broadcasting operations.

* Liquidity and capital resources.

The Company's net cash provided by operating activities was $0 for the nine months ended September 30, 2000, as compared to net cash applied to operating activities of $4,193,590 for the nine months ended September 30, 2001. This net inflow was primarily due to a loan from a convertible note issued for a film library, and amounts due to a stockholder for assets sold to the Company.

The Company's cash balance was $0 for the nine months ended September 30, 2000, as compared to cash surplus of $3,525 for the nine months ended September 30, 2001. This increase in cash balance was mainly due to funding the Company in preparation of doing business.

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

Part II - Other Information

Item 1. Legal Proceedings

None; not applicable.

Item 2. Changes in Securities.

On September 19, 2001 the Company, through shareholder consent, effected a 20 to 1 reverse split of its common stock.

On September 21, 2001, the Company issued 5,500,000 shares to American Overseas Real Estate Investment Company, Ltd., a company controlled by the Company's president and director, William A. Fisher, in exchange for licensing agreements that were acquired by the Company.

On September 2, 1002, the Company issued 400,000 shares to Capital Holdings, LLC, in exchange for consulting services, and under an anti-dilution clause that was invoked as a result of the Company's reverse stock split.

On September 21, 2001, the Company issued 475,000 shares to six consultants under an S-8 Registration Statement filed on the same date.

On September 21, 2001, the Company issued 558,750 shares to five employees under an S-8 Registration Statement filed on the same date.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 19, 2001 the Company, through shareholder consent, effected a 20 to 1 reverse split of its common stock, and approved an Employee Stock Option Plan, under which up to 2,000,000 shares may be issued to qualified employees.

Item 5. Other Information.

On October 4, 2001, the Company terminated the Consultant Compensation Agreement, Financial Consulting Services Agreement, and the Multi-Media Corporate Imaging Agreement, referenced in the Company's S-8 filing on September 21, 2001. As a result of the terminations, 70,000 shares issued under the Multi-Media Corporate Imaging Agreement were returned to the Company, and 175,000 shares issued under the Consultant Compensation Agreement and Financial Consulting Services Agreement are being returned to the Company.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

Film Rights Agreement

Production and Broadcast Purchase Agreement

Form 8-K

A Form 8-K was filed by the Company on July 3, 2001, announcing the acquisition by the Company of American Overseas Investment Co. in a reverse merger.

A Form 8-K/A was filed by the Company on August 27, 2001, announcing a change of accountants, resignations and replacements of officers and directors, and the filing of consolidated audited financial statements required by the acquisition reported on July 3, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTM Holdings, Inc.

Date: November 14, 2001 By: /s/ William A. Fisher

----------------------

President, Director

Chief Financial Officer