Form 10KSB
period 2001-12-31
GTM HOLDINGS INC
filed 2002-04-26
CIK 860543

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
Nevada 62-1407521 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer I.D. No.)
Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau S.A.R., China (Address of principal executive offices)

Issuer's telephone number, including area code: 011 (853) 711-128

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

The aggregate market value of the issuer's voting stock held as of April 17, 2002, by non-affiliates of the issuer was $193,453.

As of April 17, 2002, the issuer had 7,560,189 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: None

PART I

Item 1. Description of Business.

History

GTM Holdings, Inc. ("GTM" or the "Company") was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, the Company changed its name to GTM Holdings, Inc. From 1993 through June 2001, the Company did not engage in any business operations.

Current operations

On June 12, 2001, the Company effected the issuance of 9,000,000 shares of its common stock to acquire American Overseas Investment Co., Ltd., a corporation formed under the laws of Macau, China ("AOI"), as a wholly owned subsidiary. GTM is an integrated direct marketing company, which markets its products directly to consumers through various television broadcasting contracts, cable distribution agreements and the Company's own twenty-four hour, seven day a week dedicated television channel. GTM is a holding company with its operations being carried out through AOI. As part of its acquisition of AOI, the Company acquired an extensive film library of infomercial and television home shopping programs in three principle categories: collectibles, jewelry and health and fitness.

The Company acquired certain contractual rights purchased from American Overseas Real Estate Investment Co., Ltd., for the exclusive use of various television transmission channels and landing rights in China, Taiwan and Hong Kong. The Company has additionally contracted with Sun Television and Cyberworks (Hong Kong Listed) for broadcast air time, production facilities and additional film libraries for its future and ongoing operations.

The Company began broadcasting, on a limited basis, on November 15, 2001, performing test product valuations and fulfillment service evaluations on its home shopping and general entertainment programs, through satellite transmissions on G TELEVISION, the Company's own dedicated channel, for distribution into the People's Republic of China under its contract with AOI. This channel broadcasts general entertainment in addition to the Company's principal electronic media activity, television home shopping, 24 hours daily.

Since February 18, 2002, the Company has had nightly broadcasts, using the transmission and distribution facilities of Sun Television into the markets of Hong Kong, Taiwan and Hong Kong. This new distribution of the Company's home shopping business has created sales volume for the first quarter of 2002. This revenue marks the beginning of Company's second stage of development, and additional merchandise developmental plans have been completed for the use of the Macao Satellite Channel (MSTV), with six hours of daily airtime to begin May 1, 2002. MSTV has recently signed a distribution agreement with Tech TV for its program base, and the Company intends to add additional merchandise related to the Tech TV format.

The Company is currently positioned for a combined channel total of 31 hours of daily programming through its various contractual agreements. The Company expects to reach in excess of 60 million households by the end of the first quarter 2002.

Employees

The Company does not currently have any employees but relies upon the efforts of its officers and directors to conduct the business of the Company.

Item 2. Description of Property.

The Company does not own any property. The Company leases offices in Macau, China, pursuant to a lease agreement expiring August 31, 2002. The Company paid rental expenses of $10,644 for the year ended December 31, 2001.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "GTMM". As of April 17, 2002, the Company had 49 shareholders holding 7,560,189 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
2000
First Quarter	None	None	1.00	1.00
Second Quarter	0.0300	0.0200	1.00	1.00
Third Quarter	0.1250	0.0300	1.00	1.00
Fourth Quarter	0.1250	0.0625	1.00	1.00
2001
First Quarter	0.25	0.0625	1.00	1.00
Second Quarter	20.00	0.025	97.00	0.025
Third Quarter	3.88	0.14	3.89	0.14
Fourth Quarter	0.38	0.14	0.40	0.15

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

Changes in Securities and Use of Proceeds:

The Company reported issuances of shares on Forms 10-QSB for the quarters ended June 30, 2001 and September 30, 2001, and on Form S-8, filed September 21, 2001. In addition, on October 4, 2001, the Company issued 175,000 shares of common stock to an independent third party in full payment of an outstanding debt of $10,000, in reliance on Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company generated no revenue for the years ended December 31, 2001 and 2000.

General and administrative expenses for the years ended December 31, 2001 and 2000 were $339,279 and $43,894, respectively.

The Company realized a net operating loss of $754,176 for the year ended December 31, 2001, compared to $43,894 for the year ended December 31, 2000.

At December 31, 2001, the Company had $300 in cash, $24,811 in inventories, $42,342 in receivables and prepayments, and $6,118 in deposits.

The Company is a development stage company and had no sales for the twelve months ended December 30, 2001. The Company acquired AOI on June 12, 2001 and during 2001 was in the process of developing its business by first obtaining the necessary contracts and government permissions to operate within the Peoples Republic of China and its Special Administration Regions, and second by testing its merchandise and fulfillment services while broadcasting on a limited scale.

The Company, within the first quarter 2002, has reported sales from its test programming and expects sales to continue to expand.

Management believes that current cash flows are insufficient to meet the present growth strategies and related working capital and capital expenditure requirements. Management currently anticipates the need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional capital in the future, the Company may be required to curtail its operations significantly. Raising additional equity capital, conceivably, could have a dilutive effect on the existing shareholders, if alternative solutions can not be found.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth as of April 17, 2002, the name, age, position and term of office for each executive officer and director of the Company.
Name	Age	Position	Officer and Director Since
William A. Fisher	60	President, CEO and Director	August 2001 - March 2002
Marian Yu Fisher	50	VP, Secretary and Director	June 2001 - March 2002
Stanley Roy Gross	59	CFO	August 2001
Peter Saltz	57	President	March 2002
Tam Mei I	31	Secretary	March 2002

All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

William A. Fisher, CEO

Mr. Fisher has approximately 25 years of professional experience in television sales, music merchandising, advertising, marketing, sales and celebrity promotions and endorsements, and 18 years of experience working in Asia. Much of Mr. Fisher's experience has involved the television retail and home shopping industry. In 1970, Mr. Fisher helped launch the U.S. operation of Mary Quant, a fashion and cosmetics company owned by London-based Smith & Nephew. In 1974, he established a wholesale merchandising and brand development consultancy, whose clientele included international retailers and fashion houses, as well as several celebrities in the music (KISS, GRATEFUL DEAD, JEFFERSON AIRPLANE) and fashion business (SEARS, GAY GIBSON, ESPRIT and CATHAY ACCESSORIES) for whom he developed and managed merchandising programs. One of Mr. Fisher's clients was the Home Shopping Network, which at the time was a start-up company. Ultimately Mr. Fisher became the exclusive product-sourcing agent and investor for the Home Shopping Network, and was key in developing its original merchandising, product inception, operations, and brand strategy.

Following his association with the Home Shopping Network, Mr. Fisher continued to consult, merchandise for such premium-related businesses as The Franklin Mint, Bradford Exchange, QVC and VVTV and television marketing companies. Mr. Fisher has lived and worked in Asia for the past 20 years and is married with one child.

Peter Saltz, President

Mr. Satlz has rich experience in managing and offering strategic plans for the home-shopping companies. He has been a President and Chief Operating Officer in the Shopping American, SA, a start-up ventures to launch American style home shopping in the Italian market. International President of Guthy-Renker Corporation. A 200+ Million privately owned (News Corp. is a 35% shareholder) direct response company that markets its own and third party products through short and long form television commercials. Mr. Saltz was responsible for building the company international business. Negotiated with outside third party firms to form new television direct response joint ventures; provided initial management and operational consulting to get this venture up and running. Set-up and helped operate joint ventures in China (partner was Nissho Iwai), Japan, New Zealand, Australia, Philippines as well as investigated potential ventures in other areas of Asia and the Middle East. HSN Direct, $40 Million television direct response company started by Home Shopping Network (majority was subsequently acquired by Flextech, plc.). VP International developed the company international business through creation of strategic alliances and joint ventures. Provide support to these international affiliates throughout the Middle East, Europe, Japan and South American. Provided consulting to affiliates on start-up, on ongoing operations, strategic planning and financial management. Launched and managed the company entry into the European market via an owned in the UK. He has Ph.D. (Mathematics), University of Rochester.

Stanley Roy Gross, CFO

Mr. Goss is a Chartered Accountant who has lived in Macau for over fourteen years and is well known in the business community.

He has over seventeen years experience in the telecommunications industry at a senior level. He served as Finance Director of the Macau Telecommunications Company for eight years and prior to that for ten years with Cable and Wireless companies in the Middle East. His experience embraces creation and management of data processing installations, financial and investment planning, corporate re-engineering, procurement and project management.

Since leaving the Cable and Wireless Group Mr. Goss has remained in Macau operating as a management consultant as well as entering into the retail business, both shop and internet based, and TV home shopping. In 1997 he formed a trading company which also undertook marketing and promotional activities.

Tam Mei I, Secretary

Tam Mei I earned a Bacharelato of Tourism Management in Instituto Polit nico de Macau and Instituto de Forma o Tur tica 1995, Academic English Course, Level of Upper Intermediate in Edith Cowan University, Perth, Western Australia 1997, Diploma of Business in Perth Institute of Business and Technology, Perth, Western Australia in 1998. She has more than eight years experience at a secretary and administration manager position.

Marian Yu Fisher, VP Merchandising

Ms. Fisher comes from a background of import and export of general merchandise on behalf of the Chinese Government in its effort to penetrate the American market. Ms. Fisher additionally designed products for various retailers and has an established brand of designer dolls in America for HSN, Bradford Exchange and Franklin Mint. Ms. Fisher resides in Macau and is married with one child.

Section 16(a) Beneficial Owner Reporting Compliance.

William A. Fisher, an officer and director, was delinquent in filing his Form 3 with the SEC, and did not file his Form 4 for the month of September or a Form 5.

Marian Yu Fisher, an officer and director, was delinquent in filing her Form 3 with the SEC, and did not file her Form 4 for the month of September or a Form 5.

American Overseas Real Estate Company, Ltd., which is wholly owned by William A. Fisher and Marian Yu Fisher, did not file its Form 3 or Form 5.

Item 10. Executive Compensation.

During the year 2000, the Company paid $22,500 to a former president of the Company, Darrell Scott, for consulting services rendered on behalf of the Company. In addition, the Company issued a total of 35,000 shares of common stock valued at $786 to John Chymboryk, an officer and director of the Company, for services rendered on behalf of the Company.

During the year 2001, no wages were paid to any executives, officers or directors. The Company issued 270,000 shares to William A. Fisher, registered on Form S-8, filed with the SEC on September 18, 2001, for Mr. Fisher's compensation for 2001. No compensation was received by Marian Yu Fisher or any other executives, officers or directors in 2001, no compensation has been paid to any executives, officers or directors in 2002, and the Company has no employment or compensation agreements with any of its executives, officers or directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 17, 2002, the number and percentage of the 7,622,689 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class
Common	William A. Fisher (1) (2)	6,270,500	82.94
	Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau S.A.R., China
Common	Marian Yu Fisher (1) (2)	6,270,500	82.94
	Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau S.A.R., China
Common	American Overseas Real Estate Company, Ltd.(3)	6,270,500	82.94
	Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau S.A.R., China
Common	Officers and Directors as a Group: 2 Persons	6,270,500	82.94

(1) Officer and director of the Company.

(2) William A. Fisher and Marian Yu Fisher are husband and wife and thus their share holdings are aggregated with their wholly owned company, American Overseas Real Estate Company, Ltd. William A. Fisher individually directly holds 495,000 shares; Marian Yu Fisher directly holds 225,000 shares; and American Overseas Real Estate Company, Ltd. directly holds 5,550,000 shares.

(3) American Overseas Real Estate Company, Ltd is wholly owned by William A. Fisher and Marian Yu Fisher and thus its share holdings are aggregated with the Fishers. William A. Fisher individually directly holds 495,000 shares; Marian Yu Fisher directly holds 225,000 shares; and American Overseas Real Estate Company, Ltd. directly holds 5,550,000 shares.

Item 12. Certain Relationships and Related Transactions.

William A. Fisher and Marian Yu Fisher are husband and wife.

During the period from January 1, 2001 to December 31, 2001, the Company had the following related party transactions:

(a) In March, a related company had advanced $4,370 to cover the operating expenses included in general administrative expenses.

(b) In May, the Company purchased a film library comprising Informericals, Color and B. Roll and Primetime Series at a total cost of $4,048,000 from Mr. William A. Fisher who is a director and stockholder. The cost of $4,048,000 has been included in the film library cost (note 8) and for an account payable of $918,000 as well as for shares issued valued at $3,130,000. This represented the approximate purchase price paid by Mr. Fisher for this film library.

(c) In September, the Company issued 288,750 shares of common stock at $0.10 reported each to four staff of its subsidiary for payment of outstanding wages for the amount of $28,875 included in general administrative expenses and prepayment. This was in an S-8 filing on September 21, 2001 when the market price was $0.125 per share.

(d) In September, the Company issued 270,000 shares of common stock at $0.10 each to Mr. William A. Fisher who is a director and stockholder for payment of outstanding wages for the amount $27,000 included in general administrative expenses. This was reported in an S-8 filing on September 21, 2001 when the market price was $0.125 per share.

(e) In September, the Company issued 25,000 shares of common stock at $0.1 each to Michael L. Labertew in compensation for his services to be rendered to the Company. Mr. Labertew acts as legal representative to the company for the amount of $27,000 included in prepayment. This was reported in an S-8 filing on September 21, 2001 when the market price was $0.125 per share.

(f) In September, the Company issued 400,000 shares of common stock at par value of $0.001 each to Capital Holdings LLC, in compensation for its services to be rendered to the Company. Capital Holdings LLC and/or its principals are part of the group that are the original shareholders of GTM Holdings, Inc.

(g) In September, the Company issued 5,550,000 of common stock at par value of $0.001 each to American Overseas Real Estate Company Limited in exchange for assignment to the Company of a license to broadcasting rights and usage of a dedicated cable channel and uplink service from the Earth Station located on Coloane Island, Macau ("Telesat Agreement"). The initial period is for six months, at the end of which the contract is renewable on terms and conditions to be agreed between the parties concerned. The shareholders and directors of American Overseas Real Estate Company Limited are Mr. William A. Fisher and Mr. Marian Yu Fisher. The amount of $5,550 recorded as an asset represents an approximation of the amount spent by Mr. Fisher in negotiating this agreement. The Company has entered into a preliminary agreement to extend the Telesat Agreement for a period of five years from April 15, 2002 on payment terms and other conditions yet to be finalized.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

On February 9, 2001, the Company filed with the SEC a Form 8- K under Item 1. Change in Control of Registrant.

On July 3, 2001, the Company filed with the SEC a Form 8- K under Item 1. Change in Control of Registrant; Item 2. Acquisition or Disposition of Assets; and Item 7. Financial Statements and Exhibits, all relating to the acquisition of AOI.

On August 27, 2001, the Company filed with the SEC a Form 8- K/A under Item 4. Changes in Registrant's Certifying Accountant; Item 6. Resignations and Appointments of Registrant's Officers and Directors; and Item 7. Financial Statements and Exhibits, all relating to the acquisition of AOI.

Exhibits

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTM HOLDINGS, INC.
Date: April 17, 2002 By:/s/William A. Fisher

CEO

Date: April 17, 2002 By:/s/ Stanley Roy Gross

CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2002 By:/s/William A. Fisher

Director

Date: April 17, 2002 By:/s/Marian Yu Fisher

Director

PART F/S

GTM HOLDINGS, INC.

REPORT AND FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

GTM HOLDINGS, INC.

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

CONTENTS

Pages
Report of Independent Public Accountants	1
Consolidated Balance Sheets	2
Consolidated Statement of Operations	3
Consolidated Statements of Cash Flows	4 to 6
Consolidated Statements of Changes in Stockholders Equity	7 to 13
Notes to Consolidated Financial Statements	14 to 28

ARESON & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

4/F., Galuxe Building, 8-10 On Lan Street, Central, Hong Kong

Tel. (852) 2523 2167 Fax. (852) 2810 1957

Email. aac@netvigator.com whajr@netvigator.com

Principal: William H. Areson, Jr. CPA

New York, USA

GTM HOLDINGS, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of GTM Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of GTM Holdings, Inc., (a development stage company) a company incorporated in the State of Nevada, United States of America ("the Company") and Subsidiary ("the Group") as of December 31, 2001 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year ended December 31, 2001. The financial statements for the year ended December 31, 2000 were audited by another firm of independent public accountants and were not qualified. These financial statements give retroactive effect, for the year ended December 31, 2001, to the acquisition of American Overseas Investment Company Limited as a pooling of interests as described in Note 2 to the accompanying financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTM Holdings, Inc. (a development stage company) and Subsidiary as of December 31, 2001 and the results of their operations and cash flows for the year ended December 31, 2001 after giving retroactive effect to the acquisition of American Overseas Investment Company Limited as described in Note 2 to the accompanying financial statements, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the company has incurred substantial losses since its inception. As at December 31, 2001, current liabilities exceed current assets by a substantial amount and the Company had a negative cash flow from operations during the period ended December 31, 2001. This factor raises substantial doubts about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ARESON & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

DATED MARCH 30, 2002 HONG KONG

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS AS AT

DECEMBER 31, 2000 AND 2001

(Amounts expressed in United States dollars)

	Notes	2001	2000
ASSETS
Current assets:
Cash and bank deposits		$300	$-
Inventories	5	24,811	-
Other receivable and prepayments		42,342	-
Deposits	6	6,118	-
		___________	___________
Total current assets		73,571	-
Furniture, fixtures, equipment and capital lease, net	7	60,124	-
Film library	8	7,048,000	-
Production and broadcast purchase	9	1,000,000	-
Broadcasting rights and airtime	10	5,550	-
		___________	___________
Total assets		$8,187,245	$-
		==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Convertible notes	8 & 9	$4,000,000	$-
Capital lease obligations, current portion	11	9,874	-
Other payable and accrued liabilities		723,867	5,718
		___________	___________
Total current liabilities		4,733,741	5,718
Capital lease obligations, non-current portion	11	14,159	-
Due to stockholders	12	928,609	-
		___________	___________
Total liabilities		5,676,509	5,718
Commitments and Contingencies	9,10,11,15,16,18
Stockholders' equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 7,622,689 shares issued and outstanding; (December 31, 2000, 2,299,886 shares issued and outstanding)		7,623	2,300
Additional paid-in capital		3,359,849	120,847
Retained deficit		(76,353)	(76,353)
Deficit accumulated during the development stage		(780,383)	(52,512)
		___________	___________
Total stockholders' equity		2,510,736	(5,718)
		___________	___________
Total liabilities and stockholders' equity		$8,187,245	$-
		==========	==========

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts expressed in United States dollars)
	Notes	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative from the Re-entering of Development Stage on December 27, 1993 through December 31, 2001
Revenue		$-	$-	$-
		___________	___________	___________
Organizational cost written off		(350,000)	-	(350,000)
Production cost		(54,887)	-	(54,887)
General and administrative expenses		(339,279)	(43,894)	(384,291)
Depreciation	7	(10,010)	-	(10,010)
		___________	___________	___________
Operating loss		(754,176)	(43,894)	(799,188)
		___________	___________	___________
Other income		30,364	-	30,364
Interest expense		(4,059)	-	(4,059)
		___________	___________	___________
Loss from continuing operations		(727,871)	(43,894)	(772,883)
		___________	___________	___________
Discontinued operations		-	-	-
		___________	___________	___________
Gain on settlement of liabilities from operations of warranty services business of former subsidiary		-	48,880	(7,500)
		___________	___________	___________
Net Income (Loss)		$(727,871)	$4,986	$(780,383)
		==========	==========	==========
Earnings (Loss) per common share
From continuing operations	13	(0.25)	(0.04)	(1.24)
From discontinued operations of former subsidiary	13	N/A	0.05	(0.01)
		___________	___________	___________
Total Earnings(Loss) per common share		$(0.25)	$0.01	$(1.25)
		==========	==========	==========
Weighted average number of common shares outstanding	13	2,953,690	1,018,215	622,925

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in United States dollars)

	Notes	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative from the Re-entering of Development Stage on December 27, 1993 through December 31, 2001
CASH FLOW FROMOPERATING ACTIVITIES
Net income (loss)		$(727,871)	$4,986	$(780,383)
Adjustments to reconcile net income (loss) to net cash paid for operating activities:
Depreciation		10,010	-	10,010
Non-cash expenses		-	44,890	45,958
Stock issued for services		49,625	786	50,461
Decrease/(increase) in operating assets:
Deposits		474	-	474
Other receivable and prepayments		(4,897)	-	(4,897)
Increase/(decrease) in operating liabilities:
Other payable and accruals		641,025	(50,662)	646,743
		___________	___________	___________
Net cash provided by(paid for) operating activities		(31,634)	-	(31,634)
		___________	___________	___________
CASH FLOW FROMINVESTING ACTIVITIES
Purchase of film library		(918,000)	-	(918,000)
Cash inflow on acquisition of subsidiary	17(c)	456	-	456
		___________	___________	___________
Net cash provided by(paid for) investing activities		(917,544)	-	(917,544)
		___________	___________	___________
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of capital element of finance lease obligations		(1,631)	-	(1,631)
Due to stockholders		951,109	-	951,109
		___________	___________	___________
Net cash provided by (used in) financing activities		949,478	-	949,478
		___________	___________	___________
Net increase in cash and bank deposits		300	-	300
Cash and bank deposits as of beginning of year		-	-	-
		___________	___________	___________
Cash and bank deposits as of end of year		$300	$-	$300
		==========	==========	==========

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in United States dollars)

	Year ended December 31, 2001	Year ended December 31, 2000
MAJOR NON-CASH FINANCING & INVESTING ACTIVITIES

Common stock issued to Mr. William A Fisher who is a director and stockholder for purchasing the film library comprising Informercials, Color and B Roll and Primetime Series [see notes 8 and 16(b)] on June 12, 2001	3,130,000	-

Common stock issued to Mr. William A Fisher and Mrs. Mrian Yu Fisher for acquisition of subsidiary, less cash inflow on subsidiary on June 12, 2001	12,044	-

Common stock issued to four staff of its subsidiary for payment of outstanding wages on September 21, 2001	28,875	-

Common stock issued to Mr. William A. Fisher who is a director and stockholder for payment of outstanding wages on September 21, 2001	27,000	-

Common stock issued to Capital Holdings, LLC as a result of anti-dilution clause concerning the company's reverse stock split on September 21, 2001	400	-

Common stock issued to American Overseas Real Estate Company Limited in exchange for assignment to the company of a licence to broadcasting rights and usage of a dedicated cable channel and uplink services [see note 10 and 16(g)] on September 21, 2001	5,550	-

First convertible note issued to Sun Television Cybernetworks Holdings Limited for the grant of a licence to the Film Rights (see note 8) on September 26, 2001	3,000,000	-

Common stock issued to various consultants in compensation for their services to be rendered to the Company on September 21, 2001, less termination of consulting agreement on October 4, 2001	30,000	-

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Amounts expressed in United States dollars)
	Year ended December 31, 2001	Year ended December 31, 2000
MAJOR NON-CASH FINANCING & INVESTING ACTIVITIES (Cont'd)

Common stock issued to an independent third party in full payment of a loan made to Mr. William A Fisher who then loaned the money to the Company. Mr Fisher is a director and shareholder and repayment of this loan reduced the amount of his directors loan on October 4, 2001	10,000	-

Convertible note issued to Sun Television Cybernetworks Holdings Limited for the provision of Production Facilities and production Equipment and the grant broadcast airtime (see note 9) on October 12, 2001	1,000,000	-

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)

	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance as at December 27, 1993	2,679,715	$2,680	$(8,597)	$83,338	$(76,353)	$-
Net income for the period ended December 31, 1993	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1993	2,679,715	2,680	(8,597)	83,338	(76,353)	-
50,000 shares common stock issued for services at $0.001	50,000	50	-	-	-	-
Net income for the year ended December 31, 1994	-	-	-	-	-	(57,498)
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1994	2,729,715	2,730	(8,597)	83,338	(76,353)	(57,498)
Net income for the year ended December 31, 1995	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1995 & c/f	2,729,715	2,730	(8,597)	83,338	(76,353)	(57,498)

(Continued)

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)
	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance as at December 31, 1995 & b/f	2,729,715	$2,730	$(8,597)	$83,338	$(76,353)	$(57,498)
Net income for the year ended December 31, 1996	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1996	2,729,715	2,730	(8,597)	83,338	(76,353)	(57,498)
Net income for the year ended December 31, 1997	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1997	2,729,715	2,730	(8,597)	83,338	(76,353)	(57,498)
Net income for the year ended December 31, 1998	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1998 & c/f	2,729,715	2,730	(8,597)	83,338	(76,353)	(57,498)

(Continued)

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)

	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance as at December 31, 1998 & b/f	2,729,715	$2,730	$(8,597)	$83,338	$(76,353)	$(57,498)
Cancellation of Treasury Stock	(2,464,829)	(2,465)	8,597	(6,132)	-	-
Net income for the year ended December 31, 1999	-	-	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 1999	264,886	265	-	77,206	(76,353)	(57,498)
2,000,000 shares of common stock issued for debt relief at $0.023 per share, May 2000	2,000,000	2,000	-	42,890	-	-
25,000 shares of common stock issued for services rendered at $0.023 per share, June 2000	25,000	25	-	537	-	-
10,000 shares of common stock issued for services rendered at $0.023 per share, July 2000	10,000	10	-	214	-	-
Net income for the year ended December 31, 2000	-	-	-	-	-	4,986
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 2000 & c/f	2,299,886	2,300	-	120,847	(76,353)	(52,512)

(Continued)

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)

	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance as at December 31, 2000 & b/f	2,299,886	$2,300	$-	$120,847	$(76,353)	$(52,512)
As part of the acquisition of AOI, these shares were cancelled by the previous owners of the Company upon payment of $50,000 on June 12, 2001	(2,009,219)	(2,009)	(50,000)	52,009	-	-
As part of the acquisition of AOI, the Company entered into a 13-for-1 stock split such that each shareholder received an additional 12 shares of common stock for each share held as at June 12, 2001	3,488,004	3,488	50,000	(53,488)	-	-
	___________	___________	___________	___________	___________	___________
Balance c/f	3,778,671	3,779	-	119,368	(76,353)	(52,512)

(Continued)

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)

	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance b/f	3,778,671	$3,779	$-	$119,368	$(76,353)	$(52,512)

Cost of acquiring AOI on June 12, 2001 from Mr. William A. Fisher and Mrs. Marian Yu Fisher at net asset value (primarily the film library purchased from Mr. William A. Fisher on 25 May 2001) at $0.349 per share	9,000,004	9,000	-	3,133,500	-	-
The Company through shareholders' consent effected a 20 to 1 reverse split of its common stock on September 19, 2001	(12,139,736)	(12,140)	-	12,140	-	-
Issued at $0.10 per share on September 21, 2001 per S-8 filed when quoted price was $0.125 per share:288,750 shares of common stock to four staff of subsidiary for payment of outstanding wages	288,750	289	-	28,586	-	-
270,000 shares of common stock to Mr. William A. Fisher for payment of outstanding wages	270,000	270	-	26,730	-	-
	___________	___________	___________	___________	___________	___________
Balance c/f	1,197,689	1,198	-	3,320,324	(76,353)	(52,512)

(Continued)

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)

	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance b/f	1,197,689	$1,198	$-	$3,320,324	$(76,353)	$(52,512)
475,000 shares of common stock to various Consultants as compensation for their services to be rendered	475,000	475	-	47,025	-	-
An anti-dilution clause was involved by Capital Holdings, LLC as a result of Company's reverse stock split on September 21, 2001 of $0.001 per share	400,000	400	-	-	-	-
Shares were issued to American Overseas Real Estate Company Ltd. which is wholly owned by Mr. William A. Fisher and Mrs. Marian Yu Fisher in exchange for a license ("Telesat Agreement") which was assigned to the Company on September 21, 2001 at $0.001 per share	5,550,000	5,550	-	-	-	-
	___________	___________	___________	___________	___________	___________
Balance c/f	7,622,689	7,623	-	3,367,349	(76,353)	(52,512)

(Continued)

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FROM THE RE-ENTERING OF DEVELOPMENT STAGE ON

DECEMBER 27, 1993 THROUGH DECEMBER 31, 2001

(Amounts expressed in United States dollars)

	Common stock		Treasury stock	Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
Balance b/f	7,622,689	7,623	-	3,367,349	(76,353)	(52,512)
On October 4, 2001 the Company terminated consulting agreements referenced in the S-8 filing on September 21, 2001	(175,000)	(175)	-	(17,325)	-	-
On October 4, 2001 the Company issued shares to an independent third party in full payment of an outstanding debt of $10,000 at $0.05715 per share	175,000	175	-	9,825	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(727,871)
	___________	___________	___________	___________	___________	___________
Balance as at December 31, 2001	7,622,689	$7,623	$-	$3,359,849	$(76,353)	$(780,383)
	==========	==========	==========	==========	==========	==========

The notes on pages 7 through 28 are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. During 2000, the Company underwent a change in ownership control which has resulted in a change in the officers and Board of Director's of the Company.

On May 25, 2001, GTM Holdings, Inc ("the Company") signed an agreement which became effective on June 12, 2001 to acquire 100% of the issued and outstanding shares of American Overseas Investment Company Limited ("AOI"), a Macau company incorporated on May 23, 2001. This acquisition has been accounted for by the pooling of interests method. It was a combination of entities under common control. As part of that agreement AOI has given an affidavit to the Company that it has a net worth in excess of $3,000,000. On May 23, 2001, AOI purchased all the assets of China Communications Network for an Account Payable of $77,124, a company with complimentary business activities. On May 25, 2001, AOI also purchased a film library from Mr. William A. Fisher for account payable of $918,000 and for shares already issued valued at $3,130,000. This represented the approximate purchase price paid by Mr. Fisher for this film library.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

In connection therewith, the Company effected the issuance of 9,000,004 shares of its common stock equally to the former shareholders of AOI, Mr. William A. Fisher and Mrs. Marian Yu Fisher which represent approximately 70.4% of the issued and outstanding stock of the Company immediately following the acquisition, after giving effect to the Company's share distribution pursuant to which the stockholders of the Company received 12 shares of common stock for each share outstanding on June 12, 2001.

GTM Holdings, Inc. is a development stage company which has its headquarters in Macau and has representative offices in Hong Kong and the People's Republic of China.

2 . BASIS OF PRESENTATION

The acquisition of AOI, by the Company on June 12, 2001, has been treated as a pooling of interests. It was a combination of entities under common control. AOI is the continuing operating entity as a result of the stock-for-stock merger transaction as described in Note 1 above. On this basis, the financial statements of AOI from May 23, 2001 (date of incorporation) to June 12, 2001 are incorporated in these consolidated financial statements.

3. SUBSIDIARY

Details of the Company's subsidiary as of December 31, 2001 were as follows:

Name	Place of incorporation	Percentage of equity interest held	Principal activities
American Overseas Investment Company Limited	Macau	100%	In the beginning stage of producing and airing home shopping program

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances within the Group have been eliminated on consolidation.

Inventories

Inventories are stated at the lower of cost, on a first-in and first-out basis, or market value.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Furniture, Fixtures, Equipment and Capital Leases

Furniture, fixtures, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets from three to five years. All ordinary repair and maintenance costs are expenses as incurred.

Film Library

The film library is stated at cost less accumulated depreciation. To date there has been no depreciation as the company has not yet begun business. The film library will be depreciated on a straight line basis at rates determined by the directors to write off their costs over their estimated useful lives at the following annual rates:

Infomercials	33 1/3%
Color and B Roll	50%
Primetime Series	33 1/3%
Sun TV Film Library	33 1/3%

Production and Broadcast Purchase

The production and broadcast purchase rights are stated at cost less accumulated amortization. To date there has been no amortization as the Company has not begun business. The production and broadcast purchase price will be amortized on a straight line basis at rates determined by the director to write off their costs over their estimated useful lives at an annual rate of 33 1/3%.

Broadcasting Rights and Airtime

The broadcasting rights and airtime are stated at cost less accumulated amortization. To date, there has been no amortization as the Company has not yet begun business.

Income Taxes

The group accounts for income tax under the provisions of Statement of Financial Accounting Standards No.109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Capital Leases

Leases that transfer substantially all the rewards and risks of ownership of assets to the Group are accounted for as capital leases. Capital leases are capitalized at the Inception of the leases at the lower of the fair value of the leased assets or the present value of the minimum lease payments. Each lease payment is allocated between the capital and finance charges so as to achieve a constant rate on the capital balances outstanding. The corresponding rental obligations, net of finance charges, are included in long term liabilities. The finance charges are charged to the consolidated profit and loss account over the lease periods.

Assets held under finance leases are included in fixed assets and amortized over the shorter of the lease terms or the useful lives of the assets.

During the year ended December 31, 2001, the Group entered into capital lease arrangements to purchase a motor vehicle with a capital value of $25,664.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals applicable to such operating leases are charged to the profit and loss account on the straight-line basis over the lease terms.

Foreign Currency Transactions

Transactions in foreign currencies are recorded at the applicable exchange rates ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable exchange rates ruling at that date. Exchange differences (if any) are included in the stockholders' equity section of the balance sheet.

The translation of the financial statements of subsidiary into United States dollars is performed for the balance sheet accounts using the closing exchange rate in effect at the balance sheet dates and for revenue and expenses accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative transaction adjustments.

Earnings (Loss) per Common Share

Earning (Loss) per common share is computed in accordance with Statement of Financial Accounting Standards No.128 by dividing net income (loss) for each year/period by the weighted average number of shares of common stock outstanding during the years.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. For a detailed description of the significant estimates used in these statements refer to notes 1, 4, 8, 9, 10 and 15. Accordingly, actual results could differ from those estimates.

		December 31,	December 31,
		2001	2000

5.	INVENTORIES

	Finished goods, at cost	$24,811	$-
		=========	=========

6.	DEPOSITS

	Rental deposits	$6,118	$-
		==========	=========

7.	FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE

	Furniture, fixtures and equipment:
	Furniture and fixtures	$19,399	$-
	Office equipment	10,462	-
	Leasehold improvements	5,519	-

	Capital leases:
	Motor vehicle	34,754	-
		___________	___________
	Total cost	70,134	-
	Less: Accumulated depreciation:
	Furniture, fixtures and equipment	(4,942)	-
	Capital lease	(5,068)	-
		___________	___________
		(10,010)
		___________	___________
		60,124	-
		==========	==========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

8. FILM LIBRARY

	December 31,	December 31,
	2001	2000

Film library comprised:
Informercials	$2,698,000	$-
Color and B Roll	100,000	-
Primetime Series	1,250,000	-
Sun TV Film Library	3,000,000	-
	___________	___________
	$7,048,000	$-
	==========	==========

The Informercials, Color and B Roll and Primetime Series were wholly purchased from Mr. William A. Fisher who is a director and stockholder of the company. This represented the approximate purchase price paid by Mr. Fisher.

The Company entered into an agreement with Sun Television Cybernetworks Holdings Limited, an unrelated company incorporated in the Bermuda and listed on the Hong Kong Stock Exchange, on September 26, 2001 for the grant of a license to the Film Rights at a consideration of $3,000,000 which will be satisfied by delivery of the First Convertible Note in the principal amount of $3,000,000.

The Note is non interest bearing and has no fixed repayment terms. It is not secured nor subordinated. Any time within five (5) years of the date of the note, the Noteholder may by notice in writing demand repayment or conversion into shares. Unless the Company and Noteholder agree in their absolute discretion to repayment of the Note within 10 business days of receipts of a duly signed Notice, the company shall issue conversion shares to the Noteholder. Conversion shall be by one single conversion of the entire Note. Number of shares to be issued upon conversion shall be 261,838 at the issue price of US$11.575 per conversion share (Agreed price), subject to adjustment. Any change in capital stock as the result of (a) a dividend payable in shares, (b) subdivision of outstanding shares, (c) combination of outstanding shares into a smaller number of shares or (d) issuing shares in a reclassification of the shares (excluding in connection with a consolidation or merger in which the issuer is the continuing issuer), the number of conversion shares shall be proportionately adjusted. In each case where an adjustment is made, the Agreed Price shall be adjusted accordingly. Upon conversion, the conversion shares shall be held by an escrow agent and released to the Noteholder one year after the date of the note. If the shares issued upon conversion are sold by the Noteholder in a bona fide sale within 5 years of the date of the Note at a price which is less than the Agreed Price, the Noteholder is entitled to be issued Adjustment Shares based on the market price of the shares at the time of sale.

The Conversion Shares and Adjusted Shares will be restricted stock for the purposes of the U.S. Securities Act of 1933. No application will be made for a listing of the Note on my stock or securities exchange. The Note is neither transferable nor assignable.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

9. PRODUCTION AND BROADCAST PURCHASE

	December 31,	December 31,
	2001	2000

Production and broadcast purchase	$1,000,000	$-

The Company entered into an agreement with Sun Television Cybernetworks Holdings Limited, an unrelated company incorporated in the Bermuda and listed on the Hong Kong Stock Exchange on October 12, 2001, for the provision of Production Facilities and Production Equipment for a period of 3 years from October 12, 2001, and the grant of broadcast airtime on Sun TV Channel a Macau TV Channel for a period of 3 years from the date of commencement of broadcasting which shall begin no later than November 30, 2001 at a consideration of $1,000,000 which will be satisfied by delivery of the Convertible Note in the principal amount of $1,000,000. In addition to the note, the Company shall pay to Sun TV a royalty of 10% of the volume of home shopping sales relating to such broadcasts less returns and postage.

The Note is non interest bearing and has no fixed repayment terms. It is not secured nor subordinated. Any time within five (5) years of the date of the note, the Noteholder may by notice in writing demand repayment or conversion into shares. Unless the Company and Noteholder agree in their absolute discretion to repayment of the Note within 10 business days of receipts of a duly signed Notice, the company shall issue conversion shares to the Noteholder. Conversion shall be by one single conversion of the entire Note. Number of shares to be issued upon conversion shall be 87,217 at the issue price of US$11.466 per conversion share (Agreed price), subject to adjustment. Any change in capital stock as the result of (a) a dividend payable in shares, (b) subdivision of outstanding shares, (c) combination of outstanding shares into a smaller number of shares or (d) issuing shares in a reclassification of the shares (excluding in connection with a consolidation or merger in which the issuer is the continuing issuer), the number of conversion shares shall be proportionately adjusted. In each case where an adjustment is made, the Agreed Price shall be adjusted accordingly. Upon conversion, the conversion shares shall be held by an escrow agent and released to the Noteholder one year after the date of the note. If the shares issued upon conversion are sold by the Noteholder in a bona fide sale within 5 years of the date of the Note at a price which is less than the Agreed Price, the Noteholder is entitled to be issued Adjustment Shares based on the market price of the shares at the time of sale.

The Conversion Shares and Adjusted Shares will be restricted stock for the purposes of the U.S. Securities Act of 1933. No application will be made for a listing of the Note on any stock or securities exchange. The Note is neither transferable nor assignable.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

10. BROADCASTING RIGHTS AND AIRTIME

	December 31,	December 31,
	2001	2000

Broadcasting rights and airtime	$5,550	$-

The Company issued 5,550,000 of common stock at par value of $0.001 each to American Overseas Real Estate Company Limited in exchange for assignment to the Company of a license to broadcasting rights and usage of a dedicated cable channel and uplink service from the Earth station located on Coloane Island, Macau. The shareholders and directors of American Overseas Real Estate Company Limited are Mr. William A. Fisher and Mr. Marian Yu Fisher. The amount of $5,550 recorded as an asset represents an approximation of the amount spent by Mr. Fisher in negotiating this agreement. ("Telesat Agreement") The initial period is for six months beginning October 15, 2001. The Company has entered into a preliminary agreement to extend the Telesat Agreement for a period of five years from April 15, 2002 on payment terms and other conditions yet to be finalized.

11. CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:

	December 31,	December 31,
	2001	2000

Payable:
Within one year	$12,401	$-
In the second year	10,133	-
In the third to fourth years, inclusive	5,910	-
	___________	___________
	28,444	-
Less: Imputed interest	(4,411)	-
	___________	___________
	24,033	-
Less: Current portion	(9,874)	-
	___________	___________
Non-current portion	$14,159	$-
	==========	==========

12. DUE TO STOCKHOLDERS

The amounts due to the stockholders are unsecured, non-interest bearing and without predetermined repayment terms.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

13. EARNINGS (LOSS) PER COMMON SHARE

The calculation of the basic earning (loss) per common share is as follows:

	Year ended December 31, 2001	Year ended December 31, 2000	Cumulative from the Re-entering of Development Stage on December 27, 1993 through December 31, 2001
Loss from continuing operations available to common stockholders (numerator)	($727,871)	($43,894)	($772,883)
Gain on extinguishment of debt (numerator)	-	$48,880	$48,880
Loss from discontinued operations available to common stockholders (numerator)	-	-	($56,380)
Weighted average number of common shares outstanding used in calculation of basic earning (loss) per common share during the year/period (denominator)	2,953,690 (i)	1,018,215 (iii)	622,925 (vi)
Earning (Loss) per common share:
From continuing operations	($0.25)(ii)	(0.04)(iv)	(1.24)(vii)
From discontinued operations of former subsidiary	N/A	0.05 (v)	(0.01)(viii)
	___________	___________	___________
Total Earning (Loss) per common share	($0.25)	0.01	(1.25)
	==========	==========	==========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

13. EARNINGS (LOSS) PER COMMON SHARE (Cont'd)

(i) The computation of the weighted average number of common stock outstanding for the year ended December 31, 2001:

Date	Shares outstanding	Stock split	Reverse split	Weight(in days)	Weighted average
December 31, 2000 to June 12, 2001	2,299,886	x 13	x 1/20	x 163/365	= 667,597
June 12, 2001 to September 19, 2001	12,778,675	-	x 1/20	x 99/365	= 173,300
September 19, 2001 to September 21, 2001	638,939	-	-	x 2/365	= 3,501
September 21, 2001 to December 31, 2001	7,622,689	-	-	x 101/365	= 2,109,292
					___________
Weighted average number of shares outstanding					= 2,953,690
					==========

(ii) The computation of the loss per common share from continuing operations for the year ended December 31, 2001:

($727,871)/2,953,690	= ($0.25)
=======

(iii) The computation of the weighted average number of common stock outstanding for the year ended December 31, 2000:

Date	Shares outstanding	Stock split	Reverse split	Weight(in days)	Weighted average
December 31, 1999 to May 10, 2000	264,886	x 13	x 1/20	x 131/366	= 61,626
May 10, 2000 to June 27, 2000	2,264,886	x 13	x 1/20	x 48/366	= 193,072
June 27, 2000 to July 13, 2000	2,289,886	x 13	x 1/20	x 16/366	= 65,068
July 13, 2000 to December 31, 2000	2,299,886	x 13	x 1/20	x 171/366	= 698,449
					___________
Weighted average number of shares outstanding					= 1,018,215
					==========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

13. EARNINGS (LOSS) PER COMMON SHARE (Cont'd)

(iv) The computation of the loss per common share from continuing operations for the year ended December 31, 2000:

($43,894)/1,018,215	= ($0.04)
=========

(v) The computation of the earning per common share for discontinued operation for the year ended December 31, 2000:

$48,880/1,018,215	= $0.05
=========

(vi) The computation of weighted average number of outstanding shares for cumulative from the Re-entering of Development stage on December 27, 1993 through December 31, 2001

Date	Shares outstanding	Stock split	Reverse split	Weight(in days)	Weighted average
December 27, 1993 to June 30, 1994	214,886 (Note)	x 13	x 1/20	x 185/2926	= 8,831
June 30, 1994 to May 10, 2000	264,886	x 13	x 1/20	x 2141/2926	= 125,984
May 10, 2000 to June 27, 2000	2,264,886	x 13	x 1/20	x 48/2926	= 24,151
June 27, 2000 to July 13, 2000	2,289,886	x 13	x 1/20	x 16/2926	= 8,139
July 13, 2000 to June 12, 2001	2,299,886	x 13	x 1/20	x 334/2926	= 170,644
June 12, 2001 to September 19, 2001	12,778,675	-	x 1/20	x 99/2926	= 21,618
September 19, 2001 to September 21, 2001	638,939	-	-	x 2/2926	437
September 21, 2001 to December 31, 2001	7,622,689	-	-	x 101/2926	= 263,121
					__________
Weighted average number of shares outstanding					= 622,925
					=========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

13. EARNINGS (LOSS) PER COMMON SHARE (Cont'd)

(vii) The computation of the loss per common stock from continuing operations for the cumulative from the Re-entering of Development Stage on December 27, 1993 through December 2001:

($772,883)/622,925	= ($1.24)
==========

(viii) The computation of the loss per common share from discontinued operations for the cumulative from the Re-entering of Development Stage on December 27, 1993 through December 2001.

($56,380) - $48,880 / 622,925	= ($0.01)
==========

Note: Shares outstanding for the period from December 27, 1993 through December 31, 1999 has been reduced by 2,464,829 shares of treasury stock. This transaction was accounted for in the financial statements of the company as a discontinued operation as of December 27, 1993.

14. INCOME TAXES

The Company and its subsidiary are subject to income taxes on income arising in or derived from the tax jurisdiction in which they operate.

No provision for income taxes has been made as the Group had no assessable income subjected to income taxes for the relevant year.

No deferred income taxes has been provided for as there was no timing differences for the relevant year.

15. OPERATING LEASE COMMITMENTS

Future minimum rental payments under non-cancelable operating lease in respect of land and buildings are as follows:

	December 31,	December 31,
	2001	2000

Payable:
Within one year	$17,031	$__________-

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

15. OPERATING LEASE COMMITMENTS (Cont'd)

The Company paid rental expenses of $10,644 for the year.

The company leases office at Macau pursuant to a lease agreement expiring August 31, 2002.

16. RELATED PARTY TRANSACTIONS

During the period from January 1, 2001 to December 31, 2001, the Company had the following related party transactions:

(a) In March, a related company had advanced $4,370 to cover the operating expenses included in general administrative expenses.

(b) In May, the Company purchased a film library comprising Informericals, Color and B. Roll and Primetime Series at a total cost of $4,048,000 from Mr. William A. Fisher who is a director and stockholder. The cost of $4,048,000 has been included in the film library cost (note 8) and for an account payable of $918,000 as well as for shares issued valued at $3,130,000. This represented the approximate purchase price paid by Mr. Fisher for this film library.

(c) In September, the Company issued 288,750 shares of common stock at $0.10 reported each to four staff of its subsidiary for payment of outstanding wages for the amount of $28,875 included in general administrative expenses and prepayment. This was in an S-8 filing on September 21, 2001 when the market price was $0.125 per share.

(d) In September, the Company issued 270,000 shares of common stock at $0.10 each to Mr. William A. Fisher who is a director and stockholder for payment of outstanding wages for the amount $27,000 included in general administrative expenses. This was reported in an S-8 filing on September 21, 2001 when the market price was $0.125 per share.

(e) In September, the Company issued 25,000 shares of common stock at $0.1 each to Michael L. Labertew in compensation for his services to be rendered to the Company. Mr. Labertew acts as legal representative to the company for the amount of $27,000 included in prepayment. This was reported in an S-8 filing on September 21, 2001 when the market price was $0.125 per share.

(f) In September, the Company issued 400,000 shares of common stock at par value of $0.001 each to Capital Holdings LLC, in compensation for its services to be rendered to the Company. Capital Holdings LLC and/or its principals are part of the group that are the original shareholders of GTM Holdings, Inc.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

16. RELATED PARTY TRANSACTIONS (Cont'd)

(g) In September, the Company issued 5,550,000 of common stock at par value of $0.001 each to American Overseas Real Estate Company Limited in exchange for assignment to the Company of a license to broadcasting rights and usage of a dedicated cable channel and uplink service from the Earth Station located on Coloane Island, Macau. ("Telesat Agreement") The initial period is for six months, at the end of which the contract is renewable on terms and conditions to be agreed between the parties concerned. The shareholders and directors of American Overseas Real Estate Company Limited are Mr. William A. Fisher and Mr. Marian Yu Fisher. The amount of $5,550 recorded as an asset represents an approximation of the amount spent by Mr. Fisher in negotiating this agreement. The Company has entered into a preliminary agreement to extend the Telesat Agreement for a period of five years from April 15, 2002 on payment terms and other conditions yet to be finalized.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(a) Film Library

The company purchased from Mr. William A. Fisher who is a director and stockholder of the company, the infomercials, Color and B Roll and Primetime Series at a total cost of $4,048,000 for account payable of $918,000 and for shares already issued valued at $3,130,000.

The Company entered into an agreement with Sun Television Cybernetworks Holdings Limited, a company incorporated in the Bermuda and listed on the Hong Kong Stock Exchange, on September 26, 2001 for the grant of a license to the Film Rights at a consideration of $3,000,000 which was satisfied by the delivery of a Convertible Note in the principal amount of $3,000,000. (See Note 8)

(b) Production and broadcast purchase

The Company entered into an agreement with Sun Television Cybernetworks Holdings Limited, a company incorporated in the Bermuda and listed on the Hong Kong Stock Exchange on October 12, 2001, for the provision of Production Facilities and Production Equipment for a period of 3 years from October 21, 2001, and the grant of broadcast airtime on Sun TV Channel a Macau TV Channel for a period of 3 years from the date of commencement of broadcasting which shall begin no later than November 30, 2001 at a consideration of $1,000,000 which was satisfied by the delivery of a Convertible Note in the principal amount of $1,000,000. (See Note 9) In addition to the note, the Company shall pay to Sun TV a royalty of 10% of the volume of home shopping sales relating to such broadcasts less returns and postage.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts expressed in United States dollars)

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Cont'd)

(c) Acquisition of subsidiary:

	2001	2000
	HK$	HK$
Net assets acquired:
Cash and bank deposits	456	-
Inventories	24,811	-
Other receivable and prepayments	795	-
Deposits	6,592	-
Furniture, fixtures, equipment and capital lease	70,134	-
Film library	4,048,000	-
Capital lease obligations	(25,664)	-
Other payable and accrued liabilities	(77,124)	-
Due to stockholders	(905,500)	-
	__________	__________
	3,142,500	-
Satisfied by:
Common stock issued	9,000	-
Additional paid in capital	3,133,500	-
	__________	__________
	3,142,500	-
Analysis of the net cash inflow on acquisition of subsidiary:
Cash and bank deposits	456	-

18. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. As at December 31, 2001, current liabilities exceed current assets by a substantial amount and the Company had a negative cash flow from operations during the period ended December 31, 2001. This factor raises substantial doubts about the ability of the Company to continue as a going concern. In this regards, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.