Form 10QSB
period 2002-03-31
GTM HOLDINGS INC
filed 2002-05-29
CIK 860543

GTM HOLDINGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2002

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

Class Outstanding as of April 17, 2002

Common Stock, $0.001 7,560,189 shares

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: None

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GTM Holdings, Inc. (a development stage company) at March 31, 2002, and December 31, 2001, and the statements of operations for the three month periods ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

GTM HOLDINGS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31 2002

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States dollars)

	Notes	March 31,	December 31,
		2002	2001
		(Unaudited)	(Audited)
		$	$
ASSETS
Current assets:
Cash and bank deposits		3,088	300
Accounts receivable, net		6,875	-
Inventories, net	2	23,023	24,811
Other receivables and prepayments		32,695	42,342
Rental deposits		6,118	6,118
		_________	_________
Total current assets		71,799	73,571

Furniture, fixtures, equipment and capital
lease, net	3	55,834	60,124
Film library, net	4	6,456,500	7,048,000
Production and broadcast purchase, net	5	959,279	1,000,000
Broadcasting rights and airtime, net	6	1,850	5,550
		_________	_________
Total assets		7,545,262	8,187,245
		========	========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable		5,634	-
Other payable and accrued liabilities		777,375	723,867
Capital lease obligations, current portion	7	10,092	9,874
Convertible notes		4,000,000	4,000,000
		_________	_________
Total current liabilities		4,793,101	4,733,741

Capital lease obligations, non-current portion	7	12,250	14,159
Due to stockholders		950,955	928,609
		_________	_________
Total liabilities		5,756,306	5,676,509
		_________	_________
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 25,000,000
shares authorized, 7,560,189 shares issued and
outstanding (December 31, 2001, 7,622,689
shares issued and outstanding)	8	7,560	7,623
Additional paid-in capital		3,353,662	3,359,849
Retained deficit		(791,883)	(76,353)
Deficit accumulated during the development stage		(780,383)	(780,383)
		_________	_________
Total stockholders' equity		1,788,956	2,510,736
		_________	_________
Total liabilities and stockholders' equity		7,545,262	8,187,245
		========	========

The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount expressed in United States dollars)

	Notes	Three months ended March 31,	Three months ended March 31,
		2002	2001
		$	$

Sales		12,343	-
Cost of sales		(7,795)	-
		_________	_________
Gross profit		4,548	-

Operating expenses:
Production cost		(31,680)	-
Selling, general and administrative expenses		(47,212)	(2,051)
Depreciation and amortization		(640,211)	-
		_________	_________
Operating loss		(714,555)	(2,051)

Interest expense		(975)	-
		_________	_________
Net loss		(715,530)	(2,051)
		========	========
Loss per common share	9	(0.09)	(0.00)
		========	========
Weighted average number of shares outstanding	9	7,590,050	1,494,926
		========	========

The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amount expressed in United States dollars)

	Common stock $0.001 par value		Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
		$	$	$	$
Balance as at December 31, 2001	7,622,689	7,623	3,359,849	(76,353)	(780,383)
On February 13, 2002, the Company cancelled 62,500 shares issued to staff of a subsidiary for prepaid wages in the amount of $6,250.	(62,500)	(63)	(6,187)	-	-
Net loss for the period	-	-	-	(715,530)	-
	_________	_________	_________	_________	_________
Balance as at March 31, 2002	7,560,189	7,560	3,353,662	(791,883)	(780,383)
	========	========	========	========	=========

The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States dollars)
	Three months ended March 31,	Three months ended March 31,
	2002	2001
	$	$
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	(715,530)	(2,051)
Adjustments to reconcile net cash paid for operating activities:
Depreciation and amortization	640,211	-
Decrease/(increase) in operating assets:-
Inventories	1,788	-
Accounts receivable	(6,875)	-
Other receivable and prepayments	3,397	-
Increase/(decrease) in operating liabilities:
Accounts payable	5,634	-
Other payable and accruals	53,508	2,051
	_________	_________
Net cash paid for operating activities	(17,867)	-

CASH FLOW FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of capital element of finance lease obligations	(1,691)	-
Due to stockholders	22,346	-
	_________	_________
Net cash provided by financing activities	20,655	-
	_________	_________
Net increase in cash and bank deposits	2,788	-

Cash and bank deposits as of beginning of year	300	-
	_________	_________
Cash and bank deposits as of end period	3,088	-
	========	========
Supplemental disclosures of cash flow information:
Cash paid for interest	975	-

Supplemental schedule of non-cash investing and financing activities:

For 2002:

On February 13, 2002, the Company cancelled 62,500 shares of common stock issued to staff of a subsidiary for prepaid wages in the amount of $6,250.

For 2001:

None.

The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2001 Annual Report to shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, the management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES, NET
	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	$	$

Finished goods	23,023	24,811

3. FURNITURE, FIXTURES, EQUIPMENT AND CAPITAL LEASE, NET

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	$	$

Furniture, fixture and equipment:
Furniture and fixture	19,399	19,399
Office equipment	10,462	10,462
Leasehold improvement	5,519	5,519
Capital lease:
Motor vehicle	34,754	34,754
	_________	_________
Total cost	70,134	70,134
Less:
Accumulated depreciation
Furniture, fixtures and equipment	(7,060)	(4,942)
Capital lease	(7,240)	(5,068)
	_________	_________
	55,834	60,124
	========	========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

4. FILM LIBRARY, NET

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	$	$
Film library comprised:
Infomercials	2,698,000	2,698,000
Color and B Roll	100,000	100,000
Primetime series	1,250,000	1,250,000
Sun TV Film Library	3,000,000	3,000,000
	_________	_________
	7,048,000	7,048,000
Less:
Accumulated depreciation
Infomercials, Primetime Series and Sun TV Film Library	(579,000)	-
Color and B Roll	(12,500)	-
	_________	_________
	6,456,500	7,048,000
	========	========

5. PRODUCTION AND BROADCASTING PURCHASE, NET

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	$	$

Production and broadcasting purchase	1,000,000	1,000,000
Less:
Accumulated amortization	(40,721)	-
	_________	_________
	959,279	1,000,000
	========	========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

6. BROADCASTING AND AIRTIME, NET
	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	$	$

Broadcasting rights and airtime	5,550	5,550
Less:
Accumulated amortization	(3,700)	-
	_________	_________
	1,850	5,550
	========	========

The agreement expires on April 14, 2002 and negotiations regarding its renewal are continuing.

7. CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:

	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
	$	$

Payable:
Within one year	13,483	12,401
In the second year	10,113	10,133
In the third to four years, inclusive	3,371	5,910
	_________	_________
	26,967	28,444
Less: Imputed interest	(4,625)	(4,411)
	_________	_________
	22,342	24,033
Less: Current portion	(10,092)	(9,874)
	_________	_________
	12,250	14,159
	========	========

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

8. COMMON STOCK

For 2002:

On February 13, 2002, the Company cancelled 62,500 shares issued to staff of a subsidiary for prepaid wages in the amount of $6,250.

For 2001:

None.

9. EARNING PER SHARE ("EPS")

Basic EPS are computed by dividing net loss by the weighted average number of common shares outstanding.

The computation of weighted average number of common stock outstanding for the three months ended March 31, 2002:

	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split	split	(in days)	average

December 31, 2001 to February 13, 2002	7,622,689	-	-	x 43/90	3,641,951

February 13, 2002 to March 31, 2002	7,560,189	-	-	x 47/90	3,948,099
					_________
					7,590,050

The computation of the loss per common share for the three months ended March 31, 2002:

($715,530) / 7,590,050 = ($0.09)

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

9. EARNING PER SHARE ("EPS") (Cont'd)

The computation of the weighted average number of common stock outstanding for the three months ended March 31, 2001:

	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split	split	(in days)	average
		(i)	(ii)
December 31, 2000
to March 31, 2001	2,299,886	x 13	x 1/20	x 90/90	1,494,926

The computation of the loss per common share for the three months ended March 31, 2001.

($2,051) / 1,494,926 = ($0.00)

(i) The company had entered into a 13-for-1 stock split on June 12, 2001.

(ii)The company had effected a 20-to-1 reverse split on September 19, 2001.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception. Furthermore, the Company's current liabilities exceed current assets by a substantial amount and the Company had a negative cash flow from operations during the period. This factor raises substantial doubts about the ability of the Company to continue as a going concern. In this regards, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Business Overview

GTM Holdings, Inc. is a holding company with its operations being carried out through its Macau-incorporated subsidiary, American Overseas Investment Co., Ltd. ("AOI").

GTM Holdings Inc., is an integrated direct marketing company, which markets its products directly to consumers through various television broadcasting contracts, Cable distribution Agreements and the Company's own television channel (GTV). The Company is in the process of developing its core business by obtaining the necessary contracts and government permissions to operate within the Peoples Republic of China and its Special Administration Regions.

In the first quarter of 2002, the Company initiated its call center and customer service departments for its home-shopping and distribution operations, which it launched on February 18, 2002.

The Company is currently broadcasting, one hour nightly, using the transmission and distribution facilities of Sun Television into Hong Kong, Taiwan and Mainland China. The company, additionally, is broadcasting during prime time, by satellite, through the facilities of Macao Satellite Travel channel (MSTV) for six hours daily.

Since February 18, 2002, the Company has had nightly broadcasts of its home shopping and entertainment content, using the transmission and distribution facilities of Sun Television into the markets of Hong Kong, Taiwan and Hong Kong. The distribution of the Company's home shopping broadcasts created sales volume for the first quarter of 2002. This revenue marks the beginning of Company's second stage of development, and additional merchandise developmental plans have been completed for the use of the Macao Satellite Channel (MSTV), with six hours of daily airtime which began May 1, 2002.

Results of operations for the three months ended March 31, 2002 as compared to the results of operations for the three months ended March 31, 2001.

The following discussion sets forth information for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Sales

The Company had $12,343 in sales for the three months ended March 31, 2002, with cost of sales totaling $7,795.00, compared to no sales for the same period in 2001.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2002 was $47,212 as compared to $2,051 for the three months ended March 31, 2001. Production costs for the three months ended March 31, 2002 was $31,680 as compared to no production costs for the three months ended March 31, 2001.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2002 was $640,211 as compared to $0 for the three months ended March 31, 2001.

Operating Income (Loss)

Operating loss for the three months ended March 31, 2002 was $198,733 as compared to an operating loss of $2,454 for the three months ended March 31, 2001. The operating loss decrease was due to the Company preparing to begin broadcasting operations.

Net Income (Loss)

Net loss for the three months ended March 31, 2002 was $714,555 as compared to net loss of $2,051 for the three months ended March 31, 2001.

DEPRECIATION

The Company acquired through share issuance to American Overseas Investment Co. (AOI) an extensive film library of infomercial and television home shopping programs into three principle categories: collectable, jewelry and health and fitness which the company has begun to depreciate this quarter. The Company has additionally contracted through share exchange with Sun Television and Cyberworks (Hong Kong Listed) air time, production facilities and additional Film Library's for its future and on-going operations. The Company has begun to depreciate the production costs within this quarter.

Liquidity and capital resources.

The Company's net cash provided by operating activities was <$17,867> for the three months ended March 31, 2001, as compared to net cash applied to operating activities of $4,193,590 for the nine months ended March 31, 2002. This net inflow was primarily due to a loan from a convertible note issued for a film library, and amounts due to a stockholder for assets sold to the Company.

The Company's cash balance was $3,088 for the three months ended March 31, 2002, as compared to $300 for the period ending December 31, 2001.

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

None

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTM Holdings, Inc.

Date: May 26, 2002 By: /s/William A. Fisher

CEO

Date: May 26, 2002 By: /s/Stanley Roy Goss

CFO