Form 10QSB
period 2002-06-30
GTM HOLDINGS INC
filed 2002-08-19
CIK 860543

GTM HOLDINGS, INC.

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2002

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

Class Outstanding as of June 30, 2002

Common Stock, $0.001 11,332,689 shares

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of GTM Holdings, Inc. a Nevada corporation as of June 30, 2002, and as of December 31, 2001, and the statements of operations for the three and six month periods ended June 30, 2002 and June 30, 2001, and the cash flows for the three and six months ended June 30, 2002 and June 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

GTM HOLDINGS, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

GTM HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States dollars)
	Notes	June 30,	December 31,
		2002	2001
		(Unaudited)
ASSETS		$	$
Current assets:
Cash and bank deposits		11,544	300
Accounts receivable, net		39,990	-
Inventories, net	2	20,950	24,811
Other receivables and prepayments		27,196	42,342
Rental deposits		12,912	6,118
		______________	______________
Total current assets		112,592	73,571

Furniture, fixtures, equipment and capital lease, net	3	54,615	60,124
Film library, net	4	5,865,000	7,048,000
Production and broadcast purchase, net	5	925,266	1,000,000
Broadcasting rights and airtime, net	6	-	5,550
Total assets		______________	______________
		6,957,473	8,187,245
		============	============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		163,690	-
Other payable and accrued liabilities		705,267	723,867
Capital lease obligations, current portion	7	11,002	9,874
Convertible notes	4,5	4,000,000	4,000,000
		______________	______________
Total current liabilities		4,879,959	4,733,741

Capital lease obligations, non-current portion	7	10,178	14,159
Due to stockholders	8	935,309	928,609
		______________	______________
Total liabilities		5,825,446	5,676,509

Commitments and contingencies	5,7,11

Stockholders' equity:
Common stock, $0.001 par value, 25,000,000 shares authorized, 11,332,689 shares issued and outstanding (December 31, 2001, 7,622,689 shares issued and outstanding)	8	11,333	7,623
Additional paid-in capital		3,707,199	3,359,849
Accumulated deficit		(1,806,122)	(76,353)
Deficit accumulated during the development stage		(780,383)	(780,383)
		______________	______________
Total stockholders' equity		1,132,027	2,510,736
		______________	______________
Total liabilities and stockholders' equity		6,957,473	8,187,245
		============	============

The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount expressed in United States dollars)
	Notes	Three months ended June 30, 2002	Three months ended June 30, 2001	For Six Months Ended June 30, 2002	For Six Months Ended June 30, 2001	Cumulative from Development Stage on December 27, 1993 through June 30, 2002
Sales		$33,947	-	$46,290	-	46,290
Cost of sales		(14,203)	-	(21,998)	-	(21,998)
		___________	___________	___________	___________	___________
Gross profit		19,744	-	24,292	-	24,292
Organizational cost written off						$(350,000)
Operating expenses:
Production cost		(28,570)	-	(60,250)	-	(115,137)
Selling, general and administrative expenses		(376,172)	(510)	(423,384)	(2,561)	(807,675)
Depreciation and amortization	3,4,5,6	(628,582)	(1,430)	(1,268,793)	(1,430)	(1,278,803)
		___________	___________	___________	___________	___________
Operating loss		(1,013,580)	(1,940)	(1,728,135)	(3,991)	(2,527,323)
Other income		-	-	-	-	30,364
Interest expense		(672)	-	(1,647)	-	(5,706)
Interest received		13	-	13	-	-
		___________	___________	___________	___________	___________
Loss from continuing operations	10	(1,014,239)	(1,940)	(1,729,769)	(3,991)	(2,502,652)
Loss on settlement of liabilities from operations of warranty services business of former subsidiary		-	-	-	-	(7,500)
		___________	___________	___________	___________	___________
Net loss		(1,014,239)	(1,940)	(1,729,769)	(3,991)	(2,510,152)
		==========	==========	==========	==========	==========
Loss per common share:
From continuing operations		(0.12)	(0.00)	(0.22)	(0.00)	(1.24)
From discontinued operations of former subsidiary		-	-	-	-	(0.01)
		___________	___________	___________	___________	___________
Total loss per common share	10	(0.12)	(0.00)	(0.22)	(0.00)	(1.25)
		==========	==========	==========	==========	==========
Weighted average number of shares outstanding	10	8,177,743	4,372,613	7,885,520	2,617,066	622,925
		==========	==========	==========	===========	==========

The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States dollars)
	Three months ended June 30, 2002	Three months ended June 30, 2001	For the Six Months Ended June 30, 2002	For the Six Months Ended June 30, 2001	Cumulative from the Development Stage on December 27, 1993 through June 30, 2002
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	(1,014,239)	(1,940)	(1,729,769)	(3,991)	(2,510,152)
Adjustments to reconcile net cash paid for operating activities:
Depreciation and amortization	628,582	1,430	1,268,793	1,430	1,278,803
Non-cash expenses	-	-	-	-	45,958
Stock issued for services	-	-	-	-	50,461
Decrease/(increase) in operating assets:
Inventories	2,073	(24,811)	3,861	(24,811)	3,861
Accounts receivable	(33,115)	(795)	(39,990)	(795)	(39,990)
Rental Deposits	(6,794)	(6,592)	(6,794)	(6,592)	(6,320)
Other receivable and prepayments	11,749	-	15,146	-	10,249
Increase/(decrease) in operating liabilities:
Accounts payable	158,056	77,300	163,690	79,351	163,690
Other payable and accruals	(72,108)	-	(18,600)	-	628,143
Due to Stockholders	-	-	-	-	-
	___________	___________	___________	___________	___________
Net cash paid for operating activities	(325,796)	44,592	(343,663)	44,592	(375,297)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in Film Library, furniture and equipment	-	(4,500,134)	-	(4,500,134)	(918,000)
Cash inflow on acquisition of subsidiary	-	-	-	-	456
	___________	___________	___________	___________	___________
Net cash paid for investing activities	-	(4,500,134)	-	(4,500,134)	(917,544)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of capital element of finance lease obligations	(1,162)	25,664	(2,853)	25,664	(4,484)
Due to stockholders	(21,896)	1,288,099	6,700	1,288,099	957,809
Issuance of Shares	3,773	10,479	3,710	10,479	3,710
Additional Paid in Capital	353,537	3,132,021	347,350	3,132,021	347,350
	___________	___________	___________	___________	___________
Net cash provided by financing activities	334,252	4,456,263	354,907	4,456,263	1,304,385
	___________	___________	___________	___________	___________
Net increase in cash and bank deposits	8,456	721	11,244	721	11,544
Cash and bank deposits as of beginning of year	3,088	-	300	-	-
	___________	___________	___________	___________	___________
Cash and bank deposits as of end period	11,544	721	11,544	721	11,544
	==========	==========	==========	==========	==========

Supplemental schedule of non-cash investing and financing activities:

For 2002:

On February 13, 2002, the Company cancelled 62,500 shares of common stock issued to staff of a subsidiary for prepaid wages in the amount of $6,250.
The accompanying notes are an integral part of these consolidated financial statements.

GTM HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amount expressed in United States dollars)
	Common stock $0.001 par value		Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
		$	$	$	$
Balance as at December 31, 2001	7,622,689	7,623	3,359,849	(76,353)	(780,383)
On February 13, 2002, the Company cancelled 62,500 shares issued to staff of a subsidiary for prepaid wages in the amount of $6,250.	(62,500)	(63)	(6,187)	-	-
Net loss for the period	-	-	-	(715,530)	-
	___________	___________	___________	___________	___________
Balance as at March 31, 2002	7,560,189	7,560	3,353,662	(791,883)	(780,383)
Shares issued during the period	3,772,500	3,773	353,537	-	-
Net loss for the period	-	-	-	(1,014,239)	-
	____________	___________	___________	___________	___________
Balance as at June 30, 2002	11,332,689	11,333	3,707,199	(1,806,122)	(780,383)
	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these consolidated financial statements

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements, and footnotes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2. INVENTORIES, NET
	June 30, 2002,	December 31, 2001
	(Unaudited)	(Audited)
	$	$
Finished goods, at cost	20,950	24,811

3. Furniture, Fixtures, Equipment and Capital Leases

Furniture, fixtures, equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets from three to five years. All ordinary repair and maintenance costs are expenses as incurred.
	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Furniture, fixture and equipment:
Furniture and fixture	19,399	19,399
Office equipment	10,462	10,462
Leasehold improvement	5,519	5,519
Capital lease:
Motor vehicle	34,754	34,754
	___________	___________
Total cost	70,134	70,134
Less: Accumulated depreciation and Amortization
Furniture, fixtures and equipment	(7,060)	(4,942)
Capital lease	(7,240)	(5,068)
	___________	___________
	55,834	60,124

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

4. FILM LIBRARY, NET
	June 30, 2002	December31, 2001
	(Unaudited)	(Audited)
Film library comprised:
Infomercials	2,698,000	2,698,000
Color and B Roll	100,000	100,000
Primetime series	1,250,000	1,250,000
Sun TV Film Library	3,000,000	3,000,000
	___________	___________
	7,048,000	7,048,000
Less: Accumulated depreciation
Infomercials, Primetime Series and Sun TV Film Library	(1,158,000)	-
Color and B Roll	(25,000)	-
	___________	___________
	5,865,000	7,048,000

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

5. PRODUCTION AND BROADCASTING PURCHASE, NET
	June 30, 2002	December 31, 2002
	(Unaudited)	(Audited)
Production and broadcasting purchase	1,000,000	1,000,000
Less: Accumulated amortization	(74,734)	-
	___________	___________
	925,266	1,000,000

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

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

6. BROADCASTING AND AIRTIME, NET
	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Broadcasting rights and airtime	5,550	5,550
Less: Accumulated amortization	(5,550)	-
	___________	___________
	-	5,550

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

7. CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:
	June 30, 2002	December 31, 2002
	(Unaudited)	(Audited)
Payable:
Within one year	14,266	12,401
In the second year	10,070	10,133
In the third to four years, inclusive	969	5,910
	___________	___________
	25,305	28,444
Less: Imputed interest	(4,125)	(4,411)
	___________	___________
	21,180	24,033
Less: Current portion	(11,002)	(9,874)
	___________	___________
	10,178	14,159

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

8. DUE TO STOCKHOLDERS

The amounts due to the stockholders are unsecured, non-interest bearing and without predetermined repayment terms

9. COMMON STOCK

For 2002:

On June 14, 2002, the Company issued 3,422,500 shares for funding supplied or services rendered at the approximate market price prevailing at that time. On June 19, 2002, the Company issued 350,000 shares for funding supplied at the approximate market price prevailing at that time.

For 2001:

None.

10. EARNING PER SHARE ("EPS")

Basic EPS are computed by dividing net loss by the weighted average number of common shares outstanding.

The computation of weighted average number of common stock outstanding for the three months ended June 30, 2002:
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split	split	(in days)	average
April 1, 2002 to June 14, 2002	7,560,189	-	-	x75/91	6,230,925
June 15, 2002 to June 19, 2002	10,500,189	-	-	x5/91	576,933
June 20, 2002 to June 30, 2002	11,332,689	-	-	x11/91	1,369,885
Ending Balance					8,177,743

The computation of the loss per common share for the three months ended June 30, 2002:

$(1,014,239) / 8,177,743 = $(0.12)

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

10. EARNING PER SHARE ("EPS") (Cont'd)

The computation of the weighted average number of common stock outstanding for the six months ended June 30, 2002:
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split (i)	Split (ii)	(in days)	average
December 31, 2001 to February 13, 2002	7,622,689	-	-	x43/181	1,810,915
February 14, 2002 to June 14, 2002	7,560,189	-	-	x122/181	5,095,818
June 15, 2002 to June 19, 2002	10,500,189	-	-	x 5/181	290,060
June 20, 2002 to June 30, 2002	11,332,689	-	-	x11/181	688,727
Ending Balance					7,885,520

The computation of the loss per common share for the six months ended June 30, 2002.

$(1,729,769) / 7,885,520 = $(0.22)

The computation of weighted average number of common stock outstanding for the three months ended June 30, 2001.
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split (i)	Split (ii)	(in days)	average
April 1, 2001 to June 12, 2001	2,299,886	-	-	x73/91	1,844,963
June 13, 2001 to June 30, 2001	12,778,675	-	-	x18/91	2,527,650
Ending Balance					4,372,613

The computation of the loss per common share for the three months ended June 30, 2001:

$(1,940) / 4,372,613 = $(0.00)

GTM HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

10. EARNING PER SHARE ("EPS") (Cont'd)

The computation of weighted average number of common stock outstanding for the six months ended June 30, 2001.
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split (i)	Split (ii)	(in days)	average
December 31, 2000 to June 12, 2001	2,299,886	x13	x1/20	x163/181	1,346,259
June 13, 2001 to June 30, 2001	12,778,675	-	-	x18/181	1,270,807
Ending Balance					2,617,066

The computation of the loss per common share for the six months ended June 30, 2001:

$(3,991) / 2,617,066 = $(0.00)

(i) The company had entered into a 13-for-1 stock split on June 12, 2001.

(ii)The company had effected a 20-to-1 reverse split on September 19, 2001.

11. GOING CONCERN

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

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GTM Holdings, Inc. (GTMM) is a holding company with its operations being carried out through its Macao and Hong Kong incorporated subsidiary, American Overseas Investment Co., Ltd. ("AOI") and GTM Holdings Ltd. (Hong Kong).

GTM Holdings Inc., is an integrated direct marketing company, which markets its products directly to consumers through various television broadcasting contracts, Cable distribution Agreements using the Registered trade name of (GOLD-TV).

The Company has concluded the second phase considered the "Operational Phase" of its operations in February 18, 2002.

The Company has opened a second branch office and redemption center in Hong Kong August 1, 2002. This 3000 square foot facility will act as purchasing and customer service center and comprises an entire floor of a business in the Central of Hong Kong.

The Company was a developing stage company and consequently had no sales for the twelve months ended December 30, 2001 due to the fact that it acquired the business on June 12, 2001 and is in the process of developing its core business. The (First Stage) by obtaining the necessary contracts and Government permissions to operate within the Peoples Republic of China and its Special Administration Regions.

The Company launched the "Operational Phase", broadcasting its shows in Hong Kong and China using the previously signed Agreement with Sun Media Group for a block of time each day. The initial results demonstrated in this quarter's sales results are considered to be greater than initial expectations. The Company will continue to expand its airtime in the month of September and will double the current broadcasting period on Sun to two hours daily.

Additionally the company initiated a new Agreement with "Speed Post", (a branch of the Chinese Government's Post Office) for delivery of the Company's merchandise to its customer's in China. The call center personnel and customer service department and the implementation for the distribution base began on February 18, 2002 and are proven to be very proficient.

The Company is currently broadcasting, one hour nightly, using the transmission and distribution facilities of Sun Television into Hong Kong, Taiwan and Mainland China. The company currently is the only home-shopping program in Hong Kong and has amassed already over three thousand customers.

Results of operations for the three months ended June 30, 2002 as compared to the results of operations for the three months ended June 30, 2001.

The following discussion sets forth information for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

Sales

The Company had $33,947 in sales for the three months ended June 30, 2002, with cost of sales totaling $14,203, compared to no sales for the same period in 2001.

The Company, within this operational stage is reporting sales from its programming and expects sales to continue to grow expediently during the balance of operations (Stage Three, to increase the airtime). The results of these launches indicated a substantial amount of orders and subsequent product sales, with profitability on those sales. This launch resolutely indicates that the business model is working.

This revenue marks the beginning of Company's stage two after the development phases with additional merchandise developmental plans now completed. Discussion are currently in progress to expand the product base and brand names currently owned by the company

Operating Expenses

General and administrative expenses for the three months ended June 30, 2002 was $376,172 as compared to $510 for the three months ended June 30, 2001. Production costs for the three months ended June 30, 2002 was $28,570 as compared to no production costs for the three months ended June 30, 2001.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2002 was $625,582 as compared to $1,430 for the three months ended June 30, 2001.

GTM Holdings has acquired throughout share issuance to American Overseas Investment Co. (AOI) an extensive film library of infomercial and television home shopping programs into three principle categories: collectable, jewelry and health and fitness which the company has begun to depreciate last quarter is reflected a non-cash item. The Company continues to utilize this library which reflects a lower cost of program production overall.

The Company has additionally contracted through share exchange with Sun Television and Cyberworks (Hong Kong Stock Market Listed) air time, production facilities and additional Film Library's for its future and on-going

Operations for the next three years. The company also has begun to depreciate those production costs within this financial year.

The company feels and in line with its planned growth throughout this year, with the potential profitability, it is prudent to begin to depreciate the acquisitions of certain items in this early stage is warranted.

Operating Income (Loss)

Operating loss for the three months ended June 30, 2002 was $1,013,567 as compared to an operating loss of $1,940 for the three months ended June 30, 2001. The operating loss decrease was due to the Company preparing to begin broadcasting operations.

Net Income (Loss)

Net loss for the three months ended June 30, 2002 was $1,014,239 as compared to net loss of $1,940 for the three months ended June 30, 2001.

Liquidity and capital resources.

The Company's net cash provided by operating activities was <$336,936> for the three months ended June 30, 2002, as compared to net cash applied to operating activities of $1,332,691 for the three months ended June 30, 2001. The difference is due to the restructure in June 2001.

The Company's cash balance was $11,544 for the three months ended June 30, 2002, as compared to $300 for the period ending December 31, 2001.

FINANCING

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

None

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GTM Holdings, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2002 By: /s/William A. Fisher

William A Fisher, CEO

Date: August 19, 2002 By: /s/Stanley Roy Goss

Stanley Roy Goss, CFO