Form 10QSB
period 2002-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2002-11-20
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 33-33263-NY

ASIA PREMIUM TELEVISION GROUP, INC.

( Formerly GTM Holdings, Inc.)

(Exact name of registrant as specified in charter)
Nevada	62-1407521
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

Suite 308 Marina Gardens, Avenida da Amizade 876, Macau S.A.R.

(Address of principal executive offices)

Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau S.A.R., China

(Former address if changed since last filing)

Issuer's telephone number, including area code: 011 (852) 2915-2100

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

Class Outstanding as of September 30, 2002

Common Stock, $0.001 761,332,689

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Asia Premium Television Group, Inc. a Nevada corporation as of September 30, 2002, and as of December 31, 2001, and the statements of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, and the cash flows for the three and nine months ended September 30, 2002 and September 30, 2001, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

ASIA PREMIUM TELEVISION GROUP, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amount expressed in United States dollars)
	Notes	September 30,	December 31,
		2002	2001
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets:
Cash and bank deposits		310	300
Accounts receivable, net		64,611	-
Inventories, net	2	18,246	24,811
Other receivables and prepayments		1,045,752	42,342
Rental deposits		6,173	6,118
		______________	______________
Total current assets		1,135,092	73,571

Furniture, fixtures, equipment and capital lease, net	3	44,773	60,124
Film library, net	4	5,273,500	7,048,000
Production and broadcast purchase, net	5	925,266	1,000,000
Broadcasting rights and airtime, net	6	-	5,550
Funds for Acquisitions		49,100,000	-
		______________	______________
Total assets		56,478,631	8,187,245
		============	============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable		151,854	-
Other payable and accrued liabilities		732,641	723,867
Capital lease obligations, current portion	7	7,865	9,874
Convertible notes	4,5	4,000,000	4,000,000
		______________	______________
Total current liabilities		4,892,360	4,733,741

Capital lease obligations, non-current portion	7	13,185	14,159
Due to stockholders	8	843,167	928,609
		______________	______________
Total liabilities		5,748,712	5,676,509

Commitments and contingencies	5,7,11

Stockholders' equity:
Common stock, $0.001 par value, 850,000,000 shares authorized, 761,332,689 shares issued and outstanding (December 31, 2001, 7,622,689 shares issued and outstanding)	8	761,333	7,623
Additional paid-in capital		53,057,199	3,359,849
Retained deficit		(2,308,230)	(76,353)
Deficit accumulated during the development stage		(780,383)	(780,383)
		______________	______________
Total stockholders' equity		50,729,919	2,510,736
		______________	______________
Total liabilities and stockholders' equity		56,478,631	8,187,245
		============	============

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount expressed in United States dollars)
	Notes	Three months ended September 30, 2002	Three months ended September 30, 2001	For Nine Months Ended September 30, 2002	For Nine Months Ended September 30, 2001
Sales		$(24,385)	$ 30,074	$21,905	$ 30,074
Cost of sales		(5,532)	-	16,466	-
		___________	___________	___________	___________
Gross profit		(18,853)	30,074	5,439	30,074
Interest received		-	-	13	-
Operating expenses:
Production cost		-	-	60,250	-
Selling, general and administrative expenses		(46,560)	194,443	376,824	197,004
Depreciation and amortization	3,4,5,6	526,608	4,290	1,795,401	5,720
		___________	___________	___________	___________
Total Operating Expenses		480,048	198,733	2,232,475	202,724
Operating loss		(498,901)	(168,659)	(2,227,023)	(172,650)
Interest expense		(3,207)	(2,304)	(4,854)	(2,304)
		___________	___________	___________	___________
Net Loss		(502,108)	(170,963)	(2,231,877)	(174,954)
		==========	==========	==========	==========
Loss per common share:	9	(0.01)	-	(0.06)	-
		==========	==========	==========	==========
Weighted average number of shares outstanding	9	92,854,428	11,162,612	36,519,730	14,504,587
		==========	==========	==========	===========

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount expressed in United States dollars)
	Three months ended September 30, 2002	Three months ended September 30, 2001	For the Nine Months Ended September 30, 2002	For the Nine Months Ended September 30, 2001
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	(502,108)	(170,963)	(2,231,877)	(174,954)
Adjustments to reconcile net cash paid for operating activities:
Depreciation and amortization	601,342	4,290	1,870,135	5,720
Stock issued for acquiring broadcasting rights and airtime	-	(5,550)	-	(5,550)
Decrease/(increase) in operating assets:
Inventories	2,704	-	6,565	(24,811)
Accounts receivable	(24,621)	740	(64,611)	-
Rental Deposits	6,739	474	(55)	(6,118)
Other receivable and prepayments	(1,018,556)	(54,890)	(1,003,410)	(54,945)
Increase/(decrease) in operating liabilities:
Accounts payable	(11,836)	(79,930)	151,854	-
Other payable and accruals	27,374	560,810	8,774	560,810
Due to Stockholders	(92,142)	(394,661)	(85,442)	893,438
Convertible note	-	3,000,000	-	3,000,000
	___________	___________	___________	___________
Net cash paid for operating activities	(1,011,104)	2,860,320	(1,348,067)	4,193,590
CASH FLOW FROM INVESTING ACTIVITIES
Investment in Film Library, furniture and equipment	-	(2,941,036)	-	(7,442,470)
Funding for acquisitions	(49,100,000)	-	(49,100,000)	-
	___________	___________	___________	___________
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of capital element of finance lease obligations	(130)	(26,745)	(2,983)	(1,081)
Issuance of Shares	750,000	(5,156)	753,710	5,323
Additional Paid in Capital	49,350,000	114,481	49,697,350	3,246,502
	___________	___________	___________	___________
Net cash provided by financing activities	50,099,870	82,580	50,448,077	3,250,744
	___________	___________	___________	___________
Net increase in cash and bank deposits	(11,234)	1,864	10	1,864
Cash and bank deposits as of beginning of year	11,544	-	300	-
	___________	___________	___________	___________
Cash and bank deposits as of end period	310	1,864	310	1,864
	==========	==========	==========	==========
Supplemental disclosures of cash flow information:
Interest paid	3,207	-	4,854	2,304
	==========	==========	==========	==========

Supplemental schedule of non-cash investing and financing activities:

For 2002: None

For 2001: None

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Amount expressed in United States dollars)
	Common stock $0.001 par value		Capital in excess of par value	Retained deficit	Deficit accumulated during the development stage
	Number of shares	Amount
		$	$	$	$
Balance as at December 31, 2001	7,622,689	7,623	3,359,849	(76,353)	(780,383)
On February 13, 2002, the Company cancelled 62,500 shares issued to staff of a subsidiary for prepaid wages in the amount of $6,250.	(62,500)	(63)	(6,187)	-	-
Net loss for the period	-	-	-	(715,530)	-
	___________	___________	___________	___________	___________
Balance as at March 31, 2002	7,560,189	7,560	3,353,662	(791,883)	(780,383)
Shares issued during the quarter for funding supplied or services rendered	3,772,500	3,773	353,537	-	-
Net loss for the period	-	-	-	(1,014,239)	-
	____________	___________	___________	___________	___________
Balance as at June 30, 2002	11,332,689	11,333	3,707,199	(1,806,122)	(780,383)
Shares issued during the quarter for funding acquisitions	750,000,000	750,000	49,350,000	-	-
Net loss for the period	-	-	-	(502,108)	-
	___________	___________	___________	___________	___________
Balance as at September 30, 2002	761,332,689	761,333	53,057,199	(2,308,230)	(780,383)
	==========	==========	==========	==========	==========

The accompanying notes are an integral part of these consolidated financial statements

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

1. BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements and the Notes thereto contained in the Company's 2001 Annual Report to shareholders. The interim statements are unaudited but include all adjustments, consisting of normal recurring adjustments, the management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. INVENTORIES, NET
	September 30, 2002,	December 31, 2001
	(Unaudited)	(Audited)
	$	$
Finished goods, at cost	18,246	24,811

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
	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Furniture, fixture and equipment:
Furniture and fixture	19,399	19,399
Office equipment	10,462	10,462
Leasehold improvement	5,519	5,519
Capital lease:
Motor vehicle	34,754	34,754
	___________	___________
Total cost	70,134	70,134
Less: Accumulated depreciation and Amortization
Furniture, fixtures and equipment	(15,811)	(4,942)
Capital lease	(9,550)	(5,068)
	___________	___________
	44,773	60,124
	==========	==========

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

4. FILM LIBRARY, NET
	September 30, 2002	December31, 2001
	(Unaudited)	(Audited)
Film library comprised:
Infomercials	2,698,000	2,698,000
Color and B Roll	100,000	100,000
Primetime series	1,250,000	1,250,000
Sun TV Film Library	3,000,000	3,000,000
	___________	___________
	7,048,000	7,048,000
Less: Accumulated depreciation
Infomercials, Primetime Series and Sun TV Film Library	(1,737,500)	-
Color and B Roll	(37,500)	-
	___________	___________
	5,273,000	7,048,000
	==========	==========

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

5. PRODUCTION AND BROADCASTING PURCHASE, NET
	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Production and broadcasting purchase	1,000,000	1,000,000
Less: Accumulated amortization	(74,734)	-
	___________	___________
	925,266	1,000,000
	==========	==========

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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

6. BROADCASTING AND AIRTIME, NET
	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Broadcasting rights and airtime	5,550	5,550
Less: Accumulated amortization	(5,550)	-
	___________	___________
	-	5,550
	==========	==========

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

7. CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease, together with the present value of the minimum lease payments, are as follows:
	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Payable:
Within one year	16,783	12,401
In the second year	8,392	10,133
In the third to four years, inclusive	-	5,910
	___________	___________
	25,175	28,444
Less: Imputed interest	(4,125)	(4,411)
	___________	___________
	21,050	24,033
Less: Current portion	(13,185)	(9,874)
	___________	___________
	7,865	14,159
	==========	==========

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

8. COMMON STOCK

For 2002:

On 14th June 2002, the Company issued 3,422,500 shares for funding supplied or services rendered.

On 19th June 2002, the Company issued 350,000 shares for funding supplied.

On 20th September 2002, the Company increased its authorized share capital to 850,000,000 shares.

On 20th September 2002, the Company issued 750,000,000 shares for the funding of future acquisitions.

Those shares were delivered on 22nd October 2002 as to 450,000,000 shares to Asia East Investment Company Limited, which then owned 55.4% of the issued and outstanding common stock, for the acquisition of digital cable television video-on-demand broadcasting rights for the People's Republic of China; the rights under a Revenue Sharing Content distribution agreement made with the leading digital satellite platform provider "Chinacast"; the rights under digital cable revenue-sharing content distrbution agreement and fixed assets. In addition, on 22nd October the Company delivered 300,000,000 shares of common stock to Sun Media Group Holdings Limited for the purpose of the entire issued share capital of Capital Channel Limited and the entire issued share capital of Sun Television Cybernetworks Trading Limited for the combined consideration of $18,600,000. Sun now owns 36.9% of the Company's issued and outstanding common stock.

Further information concerning these transactions may be found within the Form 8-K filed on 6th November 2002.

For 2001:

None.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amount expressed in United States dollars)

9. EARNING PER SHARE ("EPS")

Basic EPS are computed by dividing net loss by the weighted average number of common shares outstanding.

The computation of weighted average number of common stock outstanding for the three months ended September 30, 2002:
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split	split	(in days)	average
July 1, 2002 to September 20, 2002	11,332,689	-	-	x82/92	10,100,875
September 21, 2002 to September 30, 2002	761,332,689	-	-	x10/92	82,753,553
					___________
Ending Balance					92,854,428

The computation of the loss per common share for the three months ended September 30, 2002:

$(502,108) / 92,854,428 = $(0.01)

The computation of the weighted average number of common stock outstanding for the nine months ended September 30, 2002:
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split (i)	Split (ii)	(in days)	average
December 31, 2001 to February 13, 2002	7,622,689	-	-	x43/273	1,200,643
February 14, 2002 to June 14, 2002	7,560,189	-	-	x122/273	3,378,546
June 15, 2002 to June 19, 2002	10,500,189	-	-	x 5/273	192,311
June 20, 2002 to September 20, 2002	11,332,689	-	-	x11/273	3,860,586
September 21, 2002 to September 30, 2002	761,332,689	-	-	x10/273	27,887,644
					___________
Ending Balance					7,885,520

The computation of the loss per common share for the nine months ended September 30, 2002.

$(2,231,877) / 36,519,730 = $(0.06)

The computation of weighted average number of common stock outstanding for the three months ended September 30, 2001.
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split (i)	Split (ii)	(in days)	average
July 1, 2001 to September 19, 2001	12,778,675	-	-	x81/92	11,250,790
September 20, 2001	638,939	-	-	x1/92	6,945
September 21, 2001 to September 24, 2001	6,588,939	-	-	x4/92	286,475
September 25, 2001	7,063,939	-	-	x1/92	76,782
September 26, 2001 to September 30, 2001	7,622,689	-	-	x5/92	414,277
					___________
Ending Balance					12,035,269

The computation of the loss per common share for the three months ended September 30, 2001:

$(170,963) / 12,035,269 = $(0.01)

The computation of weighted average number of common stock outstanding for the nine months ended September 30, 2001.
	Shares	Stock	Reverse	Weight	Weighted
Date	outstanding	split (i)	Split (ii)	(in days)	average
December 31, 2000 to June 12, 2001	2,299,886	x13	x1/20	x163/273	892,575
June 13, 2001 to September 19, 2001	12,778,675	-	-	x18/273	4,634,025
September 20, 2001	638,939	-	-	x1/273	2,340
September 21, 2001 to September 24, 2001	6,588,939	-	-	x4/273	96,541
September 25, 2001	7,063,939	-	-	x1/273	25,875
September 26, 2001 to September 30, 2001	7,622,689	-	-	x5/273	1,421,661
					___________
Ending Balance					7,073,017

The computation of the loss per common share for the nine months ended September 30, 2001:

$(174,954) / 7,073,017 = $(0.02)

(i) The company had entered into a 13-for-1 stock split on June 12, 2001.

(ii)The company had effected a 20-to-1 reverse split on September 19, 2001.

11. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. On 20th September 2002 the Company increased its authorized capital to 850,000,000 shares of $0.001 each. On the same date the Company issued 450,000,000 shares at $0.07 per share to Asia East Investments Limited in consideration for the injection of $1,000,000 in cash and assets valued at $30,500,000 and to 300,000,000 shares at $0.062 per share to Sun Media Group Holdings Limited in consideration for the injection of assets valued at $18,600,000. Injection of the assets is to be completed during the next few months and the cash is to be paid in two installments, one of $750,000 on 22nd October 2002 and the remainder 30 days later. The first installment has been received.

On 22nd October the Company delivered 450,000,000 shares of common stock to Asia East Investments Limited for the purchase price of $31,500,000. The purchase was made with a combination of working capital and with the transfer of assets and rights owned by Asia East Investments Limited. After the closing Asia East Investments Limited owns 55.4%, a majority, of the Company's 812,185,689 issued and outstanding common stock. The assets acquired from Asia East Investments Limited consist of digital cable television video-on-demand broadcasting rights for the People's Republic of China; the rights under a Revenue Sharing Content distribution agreement made with the leading digital satellite platform provider "Chinacast"; the rights under digital cable television revenue-sharing content distribution agreement and fixed assets. In addition, on 22nd October the Company delivered 300,000,000 shares of common stock to Sun Media Group Holdings Limited for the purchase of the entire issued share capital of Capital Channel Limited and the entire issued share capital of Sun Television Cybernetworks Trading Limited for the combined consideration of $18,600,000. Sun now owns 36.9% of the Company's issued and outstanding common stock.

Further information concerning these transactions may be found within the Form 8-K filed on 6th November 2002.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

HISTORY

The Company was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc. In April 2000 the name was changed to GTM Holdings, Inc. and was subsequently changed to Asia Premium Television Group, Inc. in September 2002.

On 20th September 2002 the Company increased its authorized capital to 850,000,000 shares of $0.001 each. On the same date the Company issued 450,000,000 shares at $0.07 per share to Asia East Investments Limited in consideration for the injection of $1,000,000 in cash and assets valued at $30,500,000 and to 300,000,000 shares at $0.062 per share to Sun Media Group Holdings Limited in consideration for the injection of assets valued at $18,600,000. Injection of the assets is to be completed during the next few months and the cash is to be paid in two installments, one of $750,000 on 22nd October 2002 and the remainder 30 days later. The first installment has been received.

On 22nd October the Company delivered 450,000,000 shares of common stock to Asia East Investments Limited for the purchase price of $31,500,000. The purchase was made with a combination of working capital and with the transfer of assets and rights owned by Asia East Investments Limited. After the closing Asia East Investments Limited owns 55.4%, a majority, of the Company's 812,185,689 issued and outstanding common stock. The assets acquired from Asia East Investments Limited consist of digital cable television video-on-demand broadcasting rights for the People's Republic of China; the rights under a Revenue Sharing Content distribution agreement made with the leading digital satellite platform provider "Chinacast"; the rights under digital cable television revenue-sharing content distribution agreement and fixed assets. In addition, on 22nd October the Company delivered 300,000,000 shares of common stock to Sun Media Group Holdings Limited for the purchase of the entire issued share capital of Capital Channel Limited and the entire issued share capital of Sun Television Cybernetworks Trading Limited for the combined consideration of $18,600,000. Sun now owns 36.9% of the Company's issued and outstanding common stock.

BUSINESS OVERVIEW

Asia Premium Television Group, Inc. (formerly known as GTM Holdings, Inc.) is a holding company with its operations being carried out through its Macau-incorporated subsidiary, American Overseas Investment Co., Ltd.

Asia Premium Television Group, Inc., is an integrated direct marketing company, which markets its products directly to consumers through various television broadcasting contracts, Cable distribution Agreements and the Company's own television channel (GTV).

The Company is in the process of developing its core business by obtaining the necessary contracts and government permission to operate within the Peoples Republic of China and its Special Administration Regions.

In the first quarter of 2002 the Company initiated its call center and customer service departments for its home-shopping and distribution operations which it launched on February 18, 2002.

The Company is currently broadcasting, one hour nightly, using transmission and distribution facilities of Sun Television into Hong Kong, Taiwan and Mainland China.

Since February 18, 2002 the Company has had nightly broadcasts of its home shopping and entertainment content using the transmission and distribution facilities of Sun Television into the markets of Hong Kong, Taiwan and Mainland China.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

The following discussion sets forth information for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. This information has been derived from unaudited interim financial statements of the Company contained elsewhere in the quarterly report and reflects, in the Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

The results for the quarter ended 30th June 2002 included the results of an associated company, GTM Holdings Ltd., a company incorporated in Hong Kong, from 18th May to 30th June 2002. The results for the current quarter relate only to Asia Premium Television Group, Inc. and American Overseas Investment Company Limited and the consolidation to 30th June 2002 has been reversed.

Sales

The Company had $(24,385) in sales for the three months ended September 30, 2002, with cost of sales totaling $(5,532), compared to $30,074 in sales for the same period in 2001.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2002 was $(46,560) as compared to $194,443 for the three months ended September 30, 2001. Production costs for the three months ended September 30, 2002 were zero as compared to zero costs for the three months ended September 30, 2001.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2002 was $526,608 as compared to $4,290 for the three months ended September 30, 2001.

Operating Income (Loss)

Operating loss for the three months ended September 30, 2002 was $498,901 as compared to an operating loss of $168,659 for the three months ended September 30, 2001.

Net Income (Loss)

Net loss for the three months ended September 30, 2002 was $502,108 as compared to net loss of $170,963 for the three months ended September 30, 2001.

DEPRECIATION

The Company acquired through share issuance to American Overseas Investment Co. Ltd. (AOI) an extensive film library of infomercial and television home shopping programs divided into three principle categories: collectable, jewelry, and health and fitness. The Company has additionally contracted through share exchange with Sun-Television and Cyberworks (Hong Kong Listed) air time, production facilities and additional Film Libraries for its future and on-going operations.

The Company has been depreciating these assets since the beginning of this year.

Management considers that the assets of the Company should be depreciated over the periods stated below to reflect their expected useful lives:
Infomercials, primetime series and film library	3 years
Color and B Roll	2 years
Motor vehicles	4 years
Furniture, fixtures and fittings	5 years
Leasehold improvement	5 years
Office equipment, personal computers, etc.	3 years

LIQUIDITY AND CAPITAL RESOURCES.

The Company's net cash provided by operating activities was $(1,011,104) for the three months ended September 30, 2002, as compared to $2,860,320 for the three months ended September 30, 2001. The difference is due to the commencement of operations.

The Company's cash balance was $310 at the end of September 2002, as compared to $300 at the end of December 2001.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES.

On 20th September 2002 the Company increased its authorized share capital to 850,000,000 shares of $0.001 per share and issued 750,000,000 to fund future acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Subsequent Events:

In October 2002 the Company changed its name to Asia Premium Television Group, Inc., changed its primary business location. These changes were filed on Form 8-K on October 9, 2002.

A Form 8-K was filed on November 6, 2002 reflecting the terms of the transactions between the Company and Asia East Investments Limited and Sun Media Group Holdings Limited.

No other exhibits are included or Form 8-K's were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: November 14, 2002 By: /s/William A. Fisher

William A Fisher, President

Date: November 14, 2002 By: /s/Stanley Roy Goss

Stanley Roy Goss, Treasurer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asia Premium Television Group, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the Date hereof (the "Report"), the undersigned certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2002 By: /s/William A. Fisher

William A Fisher, Chief Executive Officer

Date: November 14, 2002 By: /s/Stanley Roy Goss

Stanley Roy Goss, Chief Financial Officer