Form 10KSB/A
period 2002-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2003-05-20
CIK 860543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number: 033-33263

ASIA PREMIUM TELEVISION GROUP, INC.

(Name of small business issuer as specified in its charter)

Nevada	62-1407521
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
33rd Floor, Shui On Centre, 6-8 Harbour Rd., Wanchai, Hong Kong
(Address of principal executive offices)

852-2827-2767

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

The issuer's revenue for its most recent fiscal year was: $-0-.

The aggregate market value of the issuer's voting stock held as of May 6, 2003, by non-affiliates of the issuer was $10,789,395.

As of May 6, 2003, issuer had 1,240,717,357 shares of its $.001 par value common stock outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

FORM 10-KSB

ASIA PREMIUM TELEVISION GROU, INC. AND SUBSIDIARIES

PART II	Item 5. Market for Common Equity and Related Stockholder Matters	6
	Item 6. Management's Discussion and Analysis or Plan of Operation	8
	Item 7. Financial Statements	9
	Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	9
Signatures	15
Certifications	17

(Inapplicable items have been omitted)

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

History

Asia Premium Television Group, Inc., ("ASTV" or the "Company") was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, the Company changed its name to GTM Holdings, Inc. On September 19, 2002, the Company changed its name to Asia Premium Television Group, Inc. to more accurately reflect the business of the Company. From 1993 through June 2001, the Company did not engage in any business operations.

In June 2001, the Company acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company ("AOI") and began to focus its business plan on the acquisition of holding and development enterprises with the goal to building a broad network of media, marketing and advertising companies in Greater China.

In October 2002, the Company disposed of certain assets and acquired new assets in order to further pursue its business plan. The acquisitions agreed upon in October 2002 have not yet been completed and the Company anticipates concluding its acquisition plan by mid 2003.

Current operations

On June 12, 2001, the Company effected the issuance of 9,000,000 shares (pre split) of its common stock to acquire American Overseas Investment Co., Ltd., a corporation formed under the laws of Macau, SAR, China ("AOI"), as a 99% owned subsidiary. ASTV's original business plan was to acquire and develop various film rights for distribution through television broadcasting contracts, and cable distribution agreements. ASTV is a holding company with its operations being carried out through AOI. As part of its acquisition of AOI, the Company acquired an extensive film library, ("AOI Library") of infomercial and other television series programs. In addition to the film library, AOI brought assets of office furniture and certain items of jewelry. The Company sold the jewelry through home shopping television marketing in order to raise additional capital to pursue the Company's media, marketing and advertising plan. The Company all has since disposed of the film library and other assets. Please refer "Fisher Agreement" described below.

Subsequent to the acquisition of AOI, the Company acquired certain contractual rights purchased from American Overseas Real Estate Investment Co., Ltd., a related party, for the exclusive use of various television transmission channels and landing rights in China, Taiwan and Hong Kong, the "Telesat" agreement. The Telesat agreement provided a license for broadcasting rights and usage of a dedicated cable channel and uplink service from the earth station located on Coloane Island, Macau. The Telesat agreement was for a period of six months with $30,000 paid upon commencement (for the first three months) with the remainder paid at a rate of $10,000 per month for months four through six. The Company issued 5,550,000 shares of common stock in exchange for the Telesat rights.

In September 2001, the Company also contracted with Sun Television Cybernetworks Holdings LTD , the "Sun" agreement, for broadcast air time, production facilities and additional film libraries for its future and ongoing operations. The Company issued a note for the Sun film rights license in the amount of $3,000,000. The note was convertible into 150,000 shares of common stock at an agreed upon price of $20 per share. The Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The film rights license is unlimited and non-exclusive as to the use of the productions in the film library for purposes of editing, adapting, altering, etc. to produce re-edited works. The original works remain the property of Sun while the re-edited works become the property of the Company. The convertible note contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. To date, the Company has not generated any revenue from the Sun library.

In October 2001, the Company entered into a Production and Broadcasting Purchase Agreement with Sun giving the Company non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached. Sun also granted airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than 11/30/01). This agreement also requires Sun to assist the Company in procuring six hours of broadcast time daily on Macau TV. The Company issued a note for the Sun Production and Broadcasting Purchase Agreement in the amount of $1,000,000. The note was convertible into 50,000 shares of common stock at $20 per share. The Company renegotiated the note in December 2001 to convert to 87,217 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. The Company also agreed to pay Sun 10% of all revenues generated from the utilization of the broadcast time. This agreement and the underlying asset were subsequently sold. Pleases refer to "Fisher Agreement" described below.

The Company began broadcasting, on a limited basis, on November 15, 2001, performing test product valuations and fulfillment service evaluations on its home shopping and general entertainment programs, through satellite transmissions on G TELEVISION, the Company's own dedicated channel, for distribution into the People's Republic of China under its contract with AOI. This channel broadcasts general entertainment 24 hours daily. During 2002 the Company used this channel to advertise and sell the jewelry assets.

During early 2002, the Company continued to sell off the jewelry assets in order to raise cash to pursue its film library acquisition and distribution business and to pursue additional acquisitions in the media, marketing and advertising areas. The Company was not successful in distributing any of its film library content during 2001 and 2002.

During September 2002, the Company entered into an agreement with Asia East Investments, Ltd. and Sun Media Group Holdings, Ltd. As a result of this agreement, the Company plans to purchase from Asia East Investments, Ltd., a combination of assets consisting of the digital cable television video on demand broadcasting rights for the Peoples Republic of China; the rights under a revenue sharing contract distribution agreement made with a leading digital satellite platform provider "Chinacast"; the rights under digital cable television revenue sharing content distribution agreement; 100% of Stone Media Investments, Ltd. and subsidiary and fixed assets along with $1,000,000 U.S. cash. In exchange the Company issued 450,000,000 shares of common restricted stock. Also as a result of this agreement, the Company plans to purchase from Sun Media Group Holdings, Ltd. 100% of Capital Channel, Ltd. and 100% of Sun Television Cyber Networks Trading, Ltd., and subsidiary. In exchange for these assets, the Company issued 300,000,000 shares of common restricted stock. In further consideration of entering these agreements, Mr. Fisher entered the Fisher agreement described below.

As a result of the Company's due diligence review of this transaction, it was mutually agreed that the assets transferred did not have adequate value to equal the consideration paid by the Company. The Company, however, still considers the transaction to be in its best interest if supplemented by additional assets. Therefore, all parties have agreed that the contemplated transactions have not yet been completed or wholly satisfied. The parties intend to bring additional assets into the Company to justify the value of the consideration paid by the Company.

To this end, the Company has subsequently acquired 100% of Shangdong Hongzhi Advertising, Ltd. and subsidiaries and 100% of Lee and Brothers International Advertising, Ltd. and subsidiary. The Company has also entered into a letter of intent to acquire 100% of Beijing Young Fu Century Consulting, Ltd. For these additional assets, the Company renegotiated the terms of the original agreement to include issuance of up to 750,000,000 shares. At the present time, the Beijing Young Fu Century Consulting, Ltd. acquisition is still pending.

The Fisher Agreement

During October 2002, the Company entered into an agreement with Mr. William Fisher, a former officer and director and current shareholder, whereby Mr. Fisher acquired all assets and liabilities of the Company except for the $4,000,000 convertibles notes and the Sun film library rights. In exchange the Company paid Mr. Fisher $1,000,000 and issued 50,853,000 shares of restricted common stock. As a part of the agreement, Mr. Fisher indemnified the Company for all past actions. The stock was valued at $.05 per share for a total stock value of approximately $2,542,650.

The Company is continuing to pursue the marketing and distribution of its film library content. In addition, Management has decided to place more emphasis on media, marketing and advertising ventures in the Greater China region.

Employees

As of December 31, 2002, the Company did not have any employees but relied upon the efforts of its officers and directors to conduct the business of the Company.

Item 2. Description of Property.

The Company does not own any real property. At December 31, 2001, the Company leased offices in Macau, SAR, China, pursuant to a lease agreement expiring August 31, 2002. The Company paid rental expenses of $12,894 to China Communications Network, an entity owned and controlled by William Fisher, for the year ended December 31, 2002. Subsequent to fiscal year end December 31, 2002, the Company relocated its offices to its present location at 33rd Floor, Shui On Centre, 6-8 Harbour Rd., Wanchai, Hong Kong. The Company believes its current facilities are adequate to maintain current operations.

Item 3. Legal Proceedings.

The Company is currently in the process of preparing a legal complaint against Areson & Company and William H. Areson, Jr., to be filed in the United States District Court, Central Division, State of Utah and in Hong Kong. The Complaint alleges that the defendants represented that they were fully authorized, qualified and licensed to undertake accounting and auditing work to meet the Company's U.S. Securities and Exchange Commission reporting requirements. The complaint further alleges that the Company recently discovered that the defendants were not authorized, qualified or licensed to practice before the SEC and the Company, having relied upon the defendants representations has suffered serious and extensive damage. The complaint also alleges breach of contract and accounting malpractice and requests punitive damages. The total amount of relief sought is $4,000,000. The Company anticipates filing this complaint within the month of May, 2003.

Management is not aware of any other current or pending legal proceedings involving the Company or our officers and directors.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of December 31, 2002, the Company's common stock was listed on the Over the Counter Bulletin Board under the symbol "ASTV" and the Company had approximately 99 shareholders holding 812,185,689 shares of common stock. As of May 6, 2003 the Company had approximately 99 shareholders holding 1,242,293,214 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Date	Closing Bid	Closing Ask
High	Low	High	Low

2001
First Quarter	0.25	0.0625	1.00	1.00
Second Quarter	20.00	0.025	97.00	0.025
Third Quarter	3.88	0.14	3.89	0.14
Fourth Quarter	0.38	0.14	0.40	0.15

2002
First Quarter	.20	.12	.26	.15
Second Quarter	.15	.08	.16	.09
Third Quarter	.12	.05	.13	.08
Fourth Quarter	.15	.05	.21	.06

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

Changes in Securities and Use of Proceeds:

On June 12, 2001, the Company issued 450,000 shares of common stock in exchange for 99% of the issued and outstanding stock of American Overseas Investment Co., Ltd., a Macau, SAR, China company ("AOI"), controlled by William Fisher. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

On September 21, 2001, the Company issued 288,750 shares of common stock registered on Form S-8 to employees for services rendered valued at $46,200. Subsequent to the issuance, 62,500 of these shares were cancelled.

On September 21, 2001, the Company issued 270,000 share of common stock registered on Form S-8 to William Fisher, then President and Director of the Company, for services rendered valued at $43,200.

On September 21, 2001, the Company issued 400,000 shares of common stock to Capital Holdings, LLC, a company equally owned and controlled by John Chymboryk and Kip Eardley, shareholders of the Company, for consulting services valued at $40,000. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

On September 21, 2001, the Company issued 25,000 shares of common stock registered on Form S-8 to Michael Labertew in exchange for legal services rendered to the Company valued at $2,500.

On September 21, 2001, the Company issued 275,000 shares of common stock registered on Form S-8 to various consultants for services to the Company valued at $27,500.

In October 2001, the Company issued 175,000 shares of common stock registered on Form S-8 to a consultant for services rendered to the Company valued at approximately $10,000.

In October 2001, the Company issued 5,550,000 shares of common stock to an entity related to William Fisher in exchange for the assignment of a broadcasting agreement. The shares were valued at $555,000. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In June 2002, the Company issued 2,757,000 shares of common stock for services valued at $275,700, or $.10 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In June 2002, the Company issued 1,015,500 shares of common stock for $112,950, at prices ranging from $.08 to $.18 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transactions. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

During 2002, pursuant to the Asia East agreement, the Company issued 450,000,000 shares of common stock for $1,000,000 cash and $30,500,000 in stock subscription receivable for a total of $31, 500,000 or $.07 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

During 2002, pursuant to the Sun Media Group agreement, the Company also issued 300,000,000 shares of common stock for $18,600,000 in stock subscription receivable, or $.06 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In 2002, the Company issued 2,757,000 shares of common stock for services valued at 275,700 or $.10 per share. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In 2002, the Company issued 50,853,000 shares of common stock valued at $2,542,650 or $.05 per share and also paid $1,000,000 to a William Fisher, a shareholder/former officer/director for the individual assuming all assets and debts of the Company through October 2002. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section should be read in conjunction with the audited financial statements included in this report.

The Company generated no revenue for the years ended December 31, 2001 and 2002.

General and administrative expenses for the years ended December 31, 2001 and 2002 were $1,340,723 and $596,206, respectively. Additional expenses consisted of management compensation of $699,500 for December 31, 2001 and $36,702 for December 31, 2002. In December 2001, the Company had an expense of $3,000,000 for film library acquisition. Total expenses were $5,040,223 for fiscal year ended December 31, 2001 and $632,908 for fiscal year ended December 31, 2002. Total expenses in 2001 were greater than those of 2002 because of the film library acquisition and production rights acquisitions in 2001.

During fiscal year end December 31, 2001, the Company had a gain of $30,000 from forfeit of deposit received and realized a loss on disposal of assets in 2002 of $3,034,782. The net loss for fiscal year 2001 was $5,009,949 compared to $3,667,691 for fiscal year 2002. The loss on disposal of assets in 2002 was due to the Company assigning their rights to the AOI assets and the Sun Production agreement to a related party.

At December 31, 2002, the Company had $-0- cash and current assets of the Sun film library are recorded at $-0- value, making total assets $-0-. Current liabilities consist of $2,510 in accounts payable, $17,419 in accrued expenses and $4,000,000 in convertible notes payable.

Capital Resources and Liquidity

As of December 31, 2002, the Company had no current assets other than the Sun film library that has been valued at $-0. At the present time, the Company is negotiating the acquisition of certain advertising assets in exchange for common stock of the Company. The negotiations are not yet finalized and there is no assurance all of the anticipated acquisitions will occur.

Our auditors have expressed substantial doubt regarding our ability to continue as a growing concern due to our history of losses, limited income and lack of operating capital.

The Company has no capital commitments for the next twelve months. Management believes that current cash flows are insufficient to meet the present growth strategies and related working capital and capital expenditure requirements. Management currently anticipates the need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional capital in the future, the Company may be required to curtail its operations significantly. Raising additional equity capital, conceivably, could have a dilutive effect on the existing shareholders, if alternative solutions can not be found.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company originally identified no changes in and disagreements with Accountants on accounting and financial disclosure in the Form 10-KSB for the period ended December 31, 2001 that was filed with the Securities and Exchange Commission on April 26, 2002. However, subsequent to that date and as the result of SEC comments dated January 17, 2003, the Company has reported under Form 8-K, both changes in and disagreements with our prior Accountant.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth as of May 7, 2003, the name, age, position and term of office for each executive officer and director of the Company.
Name	Age	Position	Officer and Director Since
Yin Jian Ping	42	Chief Executive Officer and Director	October 2002
Stanley Roy Goss	59	Chief Financial Officer, Secretary and Director	August 2001
Li Jie	49	Director	October 2002
Pang Gang	42	Director	October 2003
Jiang Qiang	41	Director	March 2003
Zhang Qiu Fang	42	Director	March 2003
Li Lu Ke	39	Director	March 2003
Gong Yan	39	Director	March 2003
Cui Hong	35	Director	March 2003

All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Yin Jian Ping, Chief Executive Officer and Director. Mr. Ping obtained a B.A. degree from the South-West Finance University. From 1985 to 1990 he was Director of Planning Sectio of Tibetan Government. From 1991 to 1995 he was Chairman and General Manager of Sichuan Liuling Industry Development Company as well as President of Sichuan Everbright Jinlian Industry Company. From 1997 to 2002 Mr. Ping was President of Tibetan Beer Co., Ltd. and from 2000 to the present Mr. Ping has acted as Chairman of Shanghai Shuangwei Telecommunication Co., Ltd.

Stanley Roy Gross, Chief Financial Officer. Mr. Goss is a Chartered Accountant who has lived in Macau for over fourteen years and is well known in the business community. He has over seventeen years experience in the telecommunications industry at a senior level. He served as Finance Director of the Macau Telecommunications Company for eight years and prior to that for ten years with Cable and Wireless companies in the Middle East. His experience embraces creation and management of data processing installations, financial and investment planning, corporate re-engineering, procurement and project management. Since leaving the Cable and Wireless Group Mr. Goss has remained in Macau operating as a management consultant as well as entering into the retail business, both shop and internet based, and TV home shopping. In 1997 he formed a trading company which also undertook marketing and promotional activities.

Li Jie, Director. Mr. Jie obtained his B.A. degree from Beijing Polytechnic University, Radio Engineering Department. From 1977 to 1984, Mr. Jie was an engineer with the Fifth Beijing Semiconductor Factory. From 1984 to 2002, Mr. Jie was Department Manager-Vice President of Stone Group. From 2001 to the present, Mr. Jie works in the capacity of Director, China Data Broadcast Co., Ltd. and well as Vice President of China Cable Network Co., Ltd. He is also currently Vice President of Stone Investment Co., Ltd. and General Manager of Stone Digital Technology Co., Ltd.

Pang Gang, Director. Mr. Gang obtained his B. A. from the East China Normal University. From 1985 to 1996 he was an official with the Shanghai Government. From 1996 to 1999, Mr. Gang was Executive Director of Kang Ping High-Tech Company and from 1999 to the present Mr. Gang acts in the role of Executive Director of HeRun Trade Company.

Jiang Qiang, Director. Mr. Qiang obtained his diploma from Ji Nan University and from 1982 to 1987 was a teacher at the Ji Nan Technical School. From 1987 to 1992, Mr. Qiang was a teacher at the San Dong Economy Management College. From 1992 to 2001, Mr. Qiang was Chairman and General Manager of Shan Dong Hongzhi Computer System Company, Ltd. and Shan Dong Hongzhi Advertising Company. From 2001 to 2002, Mr. Qiang was Vice President of Sun Television Cybernetworks Co., Ltd. From 2002 to the Present, Mr. Qiang acts in the role of Chairman and General Manager of Sun International Advertising Co., Ltd.

Zhang Qiu Fang, Director. Mr. Fang worked for the Ji Nan Railroad Bureau from 1978 to 1989 and from 1989 to 1991 was in the Director Department of Central Theatre Academy. From 1992 to 1996 Mr. Fang was the Manager of Shan Dong Fangcao Company. From 1997 to 1999, Mr. Fang was the Manager of Bei Jing Fuji Group and from 2000 to 2002, Mr. Fang was Executive Manager of Sun International Advertising Co., Ltg.

Li Lu Ke, Director. Mr. Ke graduated from Zhongnan Minzu College in 1986 and went to work as a Producer at the Drama Center of Shan Dong TV Broadcasting Bureau. From 1996 to 1998, Mr. Ke was Creative Controller of Shan Dong Hongzhi Advertising Company and from 2000 to 2001 was General Manager of Lu Ke Century Advertising & Design Company. From 2001 to 2002, Mr. Ke was a Production Controller of Sun International Advertising Co., Ltd. and from 2002 to present, Mr. Ke has acted as Director of Zhong Hui Group TV Program Development Center.

Gong Yan, Director. Mr. Yan worked at the Ji Nan Nanjiao Hotel from 1983 to 1007. From 1997 to the present he has worked from San Dong Hongzhi Advertising Co., Ltd.

Cui Hong, Director. Ms. Hong graduated in 1990 from the San Dong TV Broadcasting University. From 1987 to 1993, Ms. Hong was an Accountant at Shan Dong Travel Service Company. From 1993 to 1994, Ms. Hong was an Account Manager at Ji Nan Lidong Trade Company. From 1994 to the present, Ms. Hong has been the Financial Controller of Shan Dong Hongzhi Advertising Co., Ltd.

History of Directors and Officers

William Fisher and Marian Fisher became the sole officers and directors of the Company in June 2001. As a result of the Asia East and Sun acquisition agreements in October 2002, Mrs. Fisher resigned as an officer and director and Yin Jian Ping, Pang Gang, Li Jie and Stanley R. Goss were appointed to the board of directors. Mr. Fisher resigned as an officer and director on November 2, 2002.

On November 7, 2002, Yin Jian Ping was appointed as President and Chairman of the board and Stanley R. Goss was appointed Secretary/Treasurer.

On March 10, 2003, the following additional directors were appointed; Jiang Qiang, Zhang Qui Fang, Li Lu Ke, Cui Hong, and Gong Yan.

Item 10. Executive Compensation.

During the year 2000, the Company paid $22,500 to a former president of the Company, Darrell Scott, for consulting services rendered on behalf of the Company. In addition, the Company issued a total of 35,000 shares of common stock valued at $786 to John Chymboryk, then secretary and director of the Company, for services rendered on behalf of the Company.

There are no written compensation agreements with any of the Company's officers or directors.

We have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the table below, no remuneration has been paid to our officers or directors. There are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. At the date of this report, no stock options have been issued to our directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Darrell Scott	2000	$22,500	-0-	-0-
President
Kip Eardley	2000	-0-	-0-	-0-
President
William Fisher (1)	2001	$144,500	-0-	-0-
President	2002	$36,702
Yin Jian Ping	2002	-0-	-0-	-0-
President

(1) The Company issued 270,000 shares to William A. Fisher, valued at $43,200 registered on Form S-8, filed with the SEC on September 18, 2001. The Company also paid certain expenses of Mr. Fisher in the amount of $74,300 during 2001 that is considered a part of his total compensation package and accrued an additional $27,000 in salary compensation. In 2002, we paid $19,283 of Mr. Fisher's expenses that is considered a part of his compensation and have accrued an additional $17,419 that is still owed as of December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of May 15, 2002, the number and percentage of the 1,242,293,214 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class
Common	Pang Gang (1)(6) Asia East Investments Limited Harbour Plaza North Point 665 King's Road, Suite 2515 North Point, Hong Kong	92,000,000	7.40%
Common	William A. Fisher (2) Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau, S.A.R., China	69,611,811	5.60%
Common	Faithill Investments Limited (5) P. O. Box 957 Offshore Incorporations Centre Road Town Tortola, BVI	300,000,000	24.15%
Common	Stanley R. Goss (1) 33rd Floor, Shui On Centre 6-8 Harbour Rd. Wanchai, Hong Kong	1,000,000	0.08%
Common	Jiang Qiang (1) 33rd Floor, Shui On Centre 6-8 Harbour Rd. Wanchai, Hong Kong	400,000,000	32.2%
Common	Vesto Pacific Holdings, Ltd. 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	200,000,000	16.1%
Common	Jian Ping Yin (1) 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	30,000,000	2.4%
Common	Officer and Directors as a Group: 4 persons	523,000,000	42.1%

(1) Officer and director of the Company.

(2) William A. Fisher is considered to be the beneficial owner of 69,611,811 shares. The shares are held as follows: William Fisher 2,725,000 shares; Marian Yu Fisher (Mr. Fisher's wife) 225,000 shares; American Overseas Real Estate Investments (a company owned and controlled by Mr. Fisher) 5,550,000 shares; Hong Kong Pride Investment Limited (a company owned and controlled by Mr. Fisher) 61,116,811 shares.

(3) John Chymboryk is considered to be the beneficial owner of 8,757,253 shares. The shares are held as follows: John Chymboryk 234,713 shares; JSKE Enterprises (an entity owned and controlled by Mr. Chymboryk) 8,121,857 shares; Capital Holdings (an entity 50% owned and controlled by Mr. Chymboryk) 400,000 shares; John Chymboryk as custodian for Evan Chymboryk 130 shares; John Chymboryk as custodian for Kathryn Chymboryk 130 shares; John Chymboryk as custodian for Shaun Chymboryk 163 shares; John Chymboryk as custodian for Jordan Smith 130 shares; John Chymboryk as custodian for Jennifer Smith 130 shares.

(4) Kip Eardley is considered to be the beneficial owner of 8,747,540 shares. The shares are held as follows: Kip Eardley 225,000 shares; EFI Limited (a company owned and controlled by Mr. Eardley) 8,121,857 shares; Capital Holdings (an entity 50% owned and controlled by Mr. Eardley) 400,000 shares; Kip Eardley as custodian for James Eardley 130 shares; Kip Eardley as custodian for Christopher Eardley 130 shares; Kip Eardley as custodian for Michelle Eardley 130 shares; Ronda Eardley (wife of Kip Eardley) 163 shares; Kip Eardley as custodian for Stephani Eardley 130 shares.

(5) Faithill Investments Limited is owned 100% by Sun Media Group, Inc.

(6) Mr. Pang Gang is the sole shareholder of Asia East Investments Limited and as such, is considered to have beneficial ownership of the 92,000,000 shares held in the name of Asia East Investments Limited.

Item 12. Certain Relationships and Related Transactions.

The Company paid rental expenses of $12,894 to China Communications Network, an entity owned and controlled by William Fisher, for the year ended December 31, 2002.

During October 2002, the Company entered into an agreement with Mr. William Fisher, a former officer and director and current shareholder, whereby Mr. Fisher acquired all assets and liabilities of the Company except for the $4,000,000 convertibles notes and the Sun film library rights. In exchange the Company paid Mr. Fisher $1,000,000 and issued 50,853,000 shares of restricted common stock. The stock was valued at $.05 per share for a total value of approximately $2,542,650.

In October 2001, John Chymboryk, a shareholder and past officer and director of the Company, advanced $50,000 to the Company. No interest accrued and the advance was to be repaid by December 31, 2001. The advance was subsequently repaid during 2002.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
Exhibit Number	Title	Location
10.1	Convertible Promissory Note ($1,000,000)	Attached
10.2	Convertible Promissory Note ($3,000,000)	Attached
10.3	Registration Rights Agreement	Attached
10.4	Letter of Understanding	Attached
99.1	Certification of Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K

On October 9, 2002 the Company filed a report on Form 8-K reporting a name change from GTM Holdings, Inc. to Asia Premium Television Group, Inc., an increase in the authorized capital to 850,000,000 shares and a change of address to Suite 308, Marina Gardens, Avenida da Amizade 876, Macau, SAR..

On November 15, 2002, the Company filed a Form 8-K reporting a change in control and acquisition of assets and identified new directors.

On December 20, 2002, the Company filed a Form 8-K reporting a change in the Company's certifying accountant.

On January 8, 2003, the Company filed a Form 8-K reporting the acquisition of assets.

On January 29, 2003, the Company filed a Form 8-K reporting changes in registrant's certifying accountant and other events describing the dispute with our former auditor and corrective action being taken by the Company.

On January 31, 2003, the Company filed a Form 8-K/A amending the January 29, 2003 Form 8-K with additional information.

On February 26, 2003, the Company filed a Form 8-K reporting changes in registrant's certifying accountant to identify the Company's newly appointed auditor and to further describe corrective action being taken by the Company.

Item 14. Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation. To help ensure the effectiveness of our disclosure controls and procedures, we have recently adopted a Code of Ethics and Business Conduct that is attached as an exhibit to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: May 20, 2003	/s/ Yin Jian Ping
Yin Jian Ping
Chief Executive Officer
Date: May 20, 2003	/s/ Stanley R. Goss
Stanley R. Goss
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2003	/s/ Yin Jian Ping
Yin Jian Ping
Director
Date: May 20, 2003	/s/ Stanley R. Goss
Stanley R. Goss
Director
Date: May 20, 2003	/s/ Lie Jie
Lie Jie
Director
Date: May 20, 2003	/s/ Pang Gang
Pang Gang
Director
Date: May 20, 2003	/s/ Jiang Qiang
Jiang Qiang
Director
Date: May 20, 2003	/s/ Zhang Qiu Fang
Zhang Qiu Fang
Director
Date: May 20, 2003	/s/ Li Lu Ke
Li Lu Ke
Director
Date: May 20, 2003	/s/ Gong Yan
Gong Yan
Director
Date: May 20, 2003	/s/ Cui Hong
Cui Hong
Director

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Section 302 of The Sarbanes-Oxley Act of 2002

I, Yin Jian Ping, the Chief Executive Officer of Asia Premium Television Group, Inc. (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003 /s/ Yin Jian Ping

Yin Jian Ping

Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted

Section 302 of The Sarbanes-Oxley Act of 2002

I, Stanley R. Goss, the Chief Financial Officer of Asia Premium Television Group, Inc. (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003 /s/ Stanley R. Goss

Stanley R. Goss

Chief Financial Officer

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

INDEX

PAGE

Independent Auditors' Report	F-2
Balance Sheet, December 31, 2002	F-3
Statements of Operations, for the years ended December 31, 2002 and 2001 and from the date of inception on May 23, 2001 through December 31, 2002	F-4
Statement of Stockholders' (Deficit), for the years ended December 31, 2002 and 2001 and from the period date of inception on May 23, 2001 through December 31, 2002	F- 5,6
Statements of Cash Flows, for the years ended December 31, 2002 and 2001 and from the date of inception on May 23, 2001 through December 31, 2002	F- 7,8
Notes to Financial Statements	F- 9-21

INDEPENDENT AUDITORS' REPORT

Board of Directors

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Asia Premium Television Group, Inc. and Subsidiaries (formerly GTM Holdings, Inc.) (A development stage company) at December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from the date of inception on May 23, 2001 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Asia Premium Television Group, Inc.and subsidiaries (formerly GTM Holdings, Inc.) (A development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from the date of inception on May 23, 2001 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and does not have sufficient working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

April 14, 2003

Salt Lake City, Utah

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS	December 31,
2002
CURRENT ASSETS:
Cash	$ -
___________
Total Current Assets	-
___________
$ -
___________
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 2,510
Accrued expenses	17,419
Convertible notes payable	4,000,000
___________
Total Current Liabilities	4,019,929
___________
STOCKHOLDERS' (DEFICIT):
Common stock, $.001 par value, 850,000,000 shares authorized, 812,185,689 issued and outstanding	812,186
Capital in excess of par value	52,945,525
Retained (deficit)	(8,677,640)
___________
45,080,071
Less: stock subscription receivable	(49,100,000)
___________
Total Stockholders' (Deficit)	(4,019,929)
___________
$ -
___________

The accompanying notes are an integral part of this financial statement.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended	From the date of Inception on May 23, 2001 through
	December 31,	December 31,	December 31,
	2002	2001	2002
REVENUE	$ -	$ -	$ -
	__________	__________	__________
EXPENSES:
General and administrative	596,206	1,340,723	1,936,929
Management compensation	36,702	699,500	736,202
Excess payment over basis of Film library asset acquired	-	3,000,000	3,000,000
	__________	__________	__________
Total Expenses	632,908	5,040,223	5,673,131
	__________	__________	__________
LOSS FROM OPERATIONS	(632,908)	(5,040,223)	(5,673,131)
	__________	__________	__________
OTHER INCOME (EXPENSE):
Gain from forfeit of deposit received	-	30,000	30,000
(Loss) on disposal of assets	(3,034,783)	-	(3,034,783)
Miscellaneous items	-	274	274
	__________	__________	__________
Total Other Income (Expense)	(3,034,783)	30,274	(3,004,509)
	__________	__________	__________
LOSS BEFORE INCOME TAXES	(3,667,691)	(5,009,949)	(8,677,640)
CURRENT INCOME TAXES	-	-	-
DEFERRED INCOME TAX	-	-	-
	__________	__________	__________
NET INCOME (LOSS)	$ (3,667,691)	$ (5,009,949)	$ (8,677,640)
	__________	__________	__________
LOSS PER SHARE:	$ (.02)	$ (1.59)	$ (.06)
	__________	__________	__________

The accompanying notes are an integral part of these financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

	Common Stock		Capital in Excess of Par Value	Stock Subscription Receivable	Deficit Accumulated During the Development Stage
	Shares	Amount
BALANCE, May 23, 2001	450,000	$ 450	$ (450)	$ -	$ -
Recapitalization of American Overseas Investment Company and GTM Holdings Inc. in a manner similar to a reverse purchase, June 12, 2001	188,934	189	4,322	-	-
Issuance of fractional shares pursuant to 1 for 20 reverse stock split, September 2001	5	-	-	-	-
Issuance of common stock for consulting services rendered by shareholders and former officers of the Company, September 2001	400,000	400	39,600	-	-
Issuance of stock to employees for accrued payroll at $.16 per share, September 2001	288,750	289	45,911	-	-
Cancellation of 62,500 shares previously accounted for as issued to an employee but stock certificates were never delivered and the shares were subsequently cancelled prior to delivery	(62,500)	(62)	(9,937)	-	-
Issuance of common stock to an officer / director for payment of accrued payroll, September 2001 at $.16 per share	270,000	270	42,930	-	-
Issuance of common stock in payment of legal services at $.10 per share	25,000	25	2,475	-	-
Issuance of common stock for services rendered by consultants and other professionals at $.10 per share, September 2001	450,000	450	44,550	-	-

[Continued]

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

[Continued]

	Common Stock		Capital in Excess of Par Value	Stock Subscription Receivable	Deficit Accumulated During the Development Stage
	Shares	Amount
Issuance of common stock to an entity related to an officer / director for services related to finding, negotiating and assigning the Telesat agreement, October 2001 at $.10 per share	5,550,000	5,550	549,450	-	-
Net loss for the year ended December 31, 2001	-	-	-	-	(5,009,949)
	__________	__________	__________	__________	__________
BALANCE, December 31, 2001	7,560,189	7,560	718,851	-	(5,009,949)
Issuance of common stock to consultants For services valued at $275,700, or $.10 per share, June 2002	2,757,000	2,757	272,943	-	-
Issuance of common stock for cash at Prices ranging from $.08 to $.18 per share, June 2002	1,015,500	1,015	111,935	-	-
Issuance of common stock related to a proposed business acquisition at an agreed valued of $31,500,000, or $.07 per share, September 2002	450,000,000	450,000	31,050,000	(30,500,000)	-
Issuance of common stock related to a proposed business acquisition at an agreed valued of $18,600,000, or $.062 per share, September 2002	300,000,000	300,000	18,300,000	(18,600,000)	-
Issuance of common stock to an officer of the Company for assuming assets, liabilities and indemnifying the Company against possible future claims, October 2002	50,853,000	50,853	2,491,797	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	(3,667,691)
	__________	__________	__________	__________	__________
BALANCE, December 31, 2002	812,185,689	$ 812,185	$ 52,355,022	$ (49,100,000)	$ (8,677,640)
	__________	__________	__________	__________	__________

The accompanying notes are an integral part of this financial statement .

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	From the date of Inception on May 23, 2001 through
	December 31,	December 31,	December 31,
	2002	2001	2002
Cash Flows from Operating Activities:
Net income (loss)	$ (3,667,691)	$ (5,009,949)	$ (8,677,640)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	275,700	721,900	997,600
Excess payment over basis of film library asset acquired	-	3,000,000	3,000,000
Loss on disposal of assets and liabilities to related party	3,034,783	-	3,034,783
Changes in assets and liabilities:
(Increase) decrease in prepaid expense	8,757	(5,000)	3,757
(Increase) decrease in other assets	85,571	-	85,571
Increase (decrease) in accounts payable	99,894	170,928	270,822
Increase (decrease) in accrued expenses	17,419	56,555	73,974
Increase (decrease) in related party payable	(967,674)	(1,065,857)	(2,033,531)
	__________	__________	__________
Net Cash (Used) by Operating Activities	(1,113,241)	291	(1,112,950)
	__________	__________	__________
Cash Flows from Investing Activities:	-	-	-
	__________	__________	__________
Net Cash (Used) by Investing Activities	-	-	-
	__________	__________	__________
Cash Flows from Financing Activities:
Proceeds from sale of common stock	1,112,950	-	1,112,950
	__________	__________	__________
Net Cash Provided by Financing Activities	1,112,950	-	1,112,950
	__________	__________	__________
Net Increase (Decrease) in Cash	(291)	291	-
Cash at Beginning of Period	291	-	-
	__________	__________	__________
Cash at End of Period	$ -	$ 291 $ -
	__________	__________	__________

[Continued]

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	From the date of Inception on May 23, 2001 through
	December 31,	December 31,	December 31,
	2002	2001	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For 2002:

The Company issued 450,000,000 shares of common stock for $1,000,000 cash and $30,500,000 in stock subscription receivable for a total of $31,500,000, or $.07 per share.

The Company issued 300,000,000 shares of common stock for $18,600,000 in stock subscription receivable, or $.06 per share.

The Company issued 2,757,000 shares of common stock for services valued at 275,700, or $.10 per share.

The Company issued 50,853,000 shares of common stock valued at $2,542,650, or $.05 per share and also paid $1,000,000 to a shareholder/former officer/director for the individual assuming all assets and debts of the Company through October 2002. These transactions resulted in a loss of $3,034,783.

For 2001:

The Company effected a 1-for-20 reverse split, September 2001.

The Company issued 5 shares of common stock as rounding shares, September 2001.

The Company issued 496,250 shares of common stock to employees for services valued at $79,400, or $.16 per share, September 2001.

The Company issued 875,000 shares of common stock to consultants for services valued at $87,500, or $.10 per share, September 2001.

The Company issued 5,550,000 shares of common stock to a shareholder/former officer/director for services valued at $555,000, or $.10 per share, September 2001.

The Company issued 188,934 shares to acquire subsidiary, June 2001.

The Company issued 450,000 shares of common stock as founder shares in May 2001.

The accompanying notes are an integral part of these financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Asia Premium Television Group, Inc. (formerly GTM Holdings, Inc.) was organized under the laws of the State of Nevada on September 21, 1989. On September 9, 2002 the name was changed to Asia Premium Television Group, Inc. and on May 22, 2000, the Company changed their name to GTM Holdings, Inc. Asia Premium Television Group, Inc. ("Parent") was originally formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. Parent entered into a stock for stock acquisition with American Overseas Investment Company ("AOI") during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase [See Note 2]. Parent has subsequently entered into additional business acquisitions during 2003.

American Overseas Investment Company ("AOI") was formed in Macau, SAR, China on May 23, 2001.

Asia Premium Television Group, Inc. ("APTV-BVI") was formed on December 28, 2002, as a British Virgin Island Company.

Consolidation - The financial statements include the accounts of Parent and AOI and APTV-BVI ("The Company"). All intercompany balances and transactions between the parent and subsidiaries have been eliminated in consolidation.

Minority ownership - AOI was organized on May 23, 2001 in Macau, SAR, China. As required by government regulations, a Macau company must have at least one percent ownership by a Macau resident. Currently, a shareholder/former officer/director is a one percent owner of AOI, with the Company owning ninety-nine percent.

Change in control - In September 2002, the Company issued a total of 750,000,000 shares of common stock for the acquisition of subsidiaries. After these issuances, the prior shareholders held around 1.4% of the issued and outstanding shares of the Company. A change in control will occur as a result of these issuances. However, the acquisition contemplated by these stock issuances are still pending and have not yet been finalized.

Development Stage - The Company is considered to be a development stage company as defined in SFAS no. 7.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment - Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of equipment is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements.

Intangible Assets - Intangible assets, including rights to film libraries, are recorded at the lower of cost or fair value, with carryover basis for assets acquired from related parties recognized as cost.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

[See Note 9]

Foreign currency translation policy - The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative transaction adjustments when material.

Transaction gains and losses are included in the determination of net loss for the period. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Macau Patacas into U.S. dollars.

AOI's functional currency is the Macau SAR Pataca ("MOP"). ASTV-BVI's functional currency is the Hong Kong SAR Dollar ("HKD").

Earnings (Loss) Per Share - The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 15]

Revenue Recognition - The Company has not yet generated any revenue from its planned operations.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - BUSINESS ACQUISITION - AOI

On June 12, 2001, Parent issued 450,000 shares of common stock to acquire ninety-nine percent of the outstanding shares of AOI in a stock for stock exchange. The shares issued to the shareholders of AOI were greater than the existing outstanding shares held by the shareholders of Parent thus resulting in a change of control of Parent. Accordingly, the acquisition has been accounted for as a recapitalization of AOI in a manner similar to a reverse acquisition. The consolidated financial statements include the activity of AOI from its inception but only include the activity of Parent since the date of acquisition.

NOTE 3 - FILM LIBRARY, PROPERTY AND EQUIPMENT

Upon its inception, AOI acquired certain assets from its majority shareholders, or entities related to them, for debt and AOI common stock. A film library was acquired for debt of $918,000 and for common stock of AOI. AOI also acquired some office equipment, receivables and other assets held for sale from a related entity by agreeing to pay $78,201. These assets have all been recorded at a zero basis as the carryover over basis of the related parties was zero. The film library acquired from the related party includes rights to certain Infomercials, Color and B Roll and Primetime Series. Management had planned to perfect these rights for use in the Chinese market place and to generate revenues by providing media to television channels and networks. However, the Company was never able to perfect the rights and eventually disposed of the assets. The Company had attempted to sell some of these assets through the use of advertisements on home shopping television. The remainder of the assets were subsequently disposed of through an agreement with a former officer/director and shareholder. [See Notes 10 and 12].

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FILM LIBRARY, PROPERTY AND EQUIPMENT (Continued)

During September 2001 Parent entered into a film rights license agreement with Sun Television Cybernetworks Holding Ltd. ("Sun") for $3,000,000 in convertible notes payable [See Note 6]. The note payable was convertible into 150,000 shares of common stock at an agreed upon price of $20 per share. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The film rights license is unlimited and non-exclusive as to the use of the productions in the film library for purposes of editing, adapting, altering, etc. to produce re-edited works. The original works remain the property of Sun while the re-edited works become the property of the Company. Sun warrants that it is the sole owner, controller or licensee of all copyright or other rights with respect to the film library and that it is entitled and authorized to grant the license and rights under this agreement. The convertible note payable, as amended, also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. The license agreement has been recorded at a zero basis because the company cannot estimate when or if it will be able to generate any revenues from the license agreement.

NOTE 4 - BROADCAST FACILITIES AND PRODUCTION AGREEMENT

During October 2001, Parent entered into a Production and Broadcasting Purchase Agreement with Sun Television Cybernetworks Holdings LTD. ("Sun"). The agreement gives the Company non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached. Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). This agreement also requires Sun to assist the Company in procuring six hours of broadcast time daily on Macau TV. In consideration of the agreement the Company has issued a $1,000,000 convertible note as payment [See Note 6]. The convertible note was convertible into 50,000 shares of common stock at $20 per share. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for any interest nor does it provide for any repayment terms except by conversion into common stock. Parent has also agreed to pay Sun 10% of all revenues generated from the utilization of the broadcast time. The convertible note, as amended, contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. This prepaid usage of the production facilities and equipment will be accounted for as an other asset in the amount of $1,000,000, which will decrease as usage of the facilities and airtime occurs. This agreement and underlying asset were subsequently sold to a related party [See Note 10].

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BROADCASTING RIGHTS

During October 2001, Parent issued 5,550,000 shares of common stock to American Overseas Real Estate Company Ltd. ("AORE"), an entity related to an officer, director and majority shareholder of the Company, in exchange for assignment to the company of a license for broadcasting rights and usage of a dedicated cable channel and uplink service from the earth station located on Coloane Island, Macau. The term of the license is for six months and provides for a fee of $60,000. The license provided for a $30,000 payment upon commencement (for the first 3 months) with the remainder to be paid at a rate of $10,000 per month for months four through six. All amounts due under the agreement were to be paid by the company. The value of the common shares issued, $550,000, has been expensed.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. ("Sun"). The note payable was convertible into 150,000 shares of common stock at an agreed upon price of $20 per share. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. [See Note 3]

The company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached. Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). The note payable was convertible into 50,000 shares of common stock at an agreed upon price of $20 per share. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. [See Note 4]

NOTE 7 - RELATED PARTY NOTE PAYABLE

A shareholder of the Company advanced $50,000 to the Company pursuant to a note payable dated October 30, 2001. The Note was to be repaid by December 31, 2001, but was repaid during 2002. The note did not accrue any interest.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK

Common stock - The Company has authorized 850,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased it authorized shares from 25,000,000 to 850,000,000. In Feburary 2003, the Company's Board of Director's approved an increase in the Company's authorized shares to 1,350,000,000. Subsequent to December 31, 2002, the Company's Board of Director's approved an increase in authorized shares of common stock to 1,750,000,000 shares. At December 31, 2002, the Company had 811,835,689 shares issued and outstanding.

Common stock issuances - The Company issued 50,853,000 shares of common stock to a shareholder/former officer/director for services valued at $2,542,650, or $.05 per share, October 2002.

The Company issued 300,000,000 shares of common stock for stock subscription recievables of $18,600,000 related to a proposed business acquisition. The total of $18,600,000 was at $.06 per share, September 2002. [See Note 13]

The Company issued 450,000,000 shares of common stock for $1,000,000 cash and stock subscription receivables of $30,500,000 related to a proposed business acquisition. The total of $31,500,000 was at $.07 per share, September 2002. [See Note 13]

The Company issued 1,015,500 shares of common stock for $112,950, at prices ranging from $.08 to $.18 per share, June 2002

The Company issued 2,757,000 shares of common stock for services valued at $275,700, or $.10 per share, June 2002.

During October 2001, the Company issued 5,550,000 shares of common stock to an entity related to an officer, director and majority shareholder of the company in exchange for the assignment of a broadcasting agreement. The shares were valued at $.10 per share.

During September 2001, the Company issued a total of 450,000 shares of common stock to various consultants for services rendered. The shares were valued at $.10 per share.

During September 2001, the Company issued 25,000 shares of common stock in payment of legal fees. The shares were valued at $.10 per share.

On September 21, 2001 the Company issued 270,000 shares of common stock to an officer/director for services rendered valued at $43,200 or $.16 per share.

On September 21, 2001 the Company issued 288,750 shares of common stock to employees for services rendered valued at $46,200 or $.16 per share. One certificate for 62,500 shares was held by the Company and never delivered and was eventually cancelled during 2002. Accordingly, 62,500 shares of common stock has been accounted for as though it were cancelled in 2001.

On September 21, 2001 the Company issued 400,000 shares of common stock to an entity related to shareholders of the Company for consulting services rendered. The shares were issued at $.10 per share.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK [Continued]

On June 12, 2001 Parent acquired AOI through the issuance of 450,000 shares of common stock. At the time of issuance, Parent had 188,934 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of AOI in a manner similar to a reverse acquisition. [See Note 2]

Stock split - In September 2001, the Company effected a 20-for-1 reverse stock split. In connection with the reverse split, the Company issued 5 shares of common stock due to rounding.

Stock held by the Company - The Company's board of directors authorized the issuance of 350,000 shares of common stock related to a consulting agreement. The stock certificate has been prepared, but is held by the Company with no immediate date of delivery anticipated.

Warrants/Options - The Company has no warrants/options issued and outstanding as of December 31, 2002 and 2001.

2001Stock Plan - During 2001, the Board of Directors adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At December 31, 2002 and 2001, no options were granted under the Plan.

Anti-dilution clause - The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and liabiltities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received a anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2002, unused operating loss carryforwards of approximately $0, which may be applied against future taxable income and which expire in various years through 2023. As substantial changes in the Company's ownership has occured, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards at December 31, 2002 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $0 and $0 for 2002 and 2001, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Management Compensation - For the year ened December 31, 2002, the Company expensed $17,409 for services by a shareholder/former officer/director. During 2001, the Company issued 270,000 shares of common stock to the shareholder for services rendered valued at $43,200 or $.16 per share. The Company also paid cash compensation of $101,300 to the shareholder during 2001.

Office Space - The Company paid rent to use the office space of an entity related to an officer of the Company. The monthly rent was approximately $1,641. The total amount of rent paid under this arrangement during 2002 and 2001 was $12,894 and $10,665, respectively.

Expenses Paid By Related Party - An officer of the Company and entities related to him made advances and paid expenses on behalf of the Company and the Company made advances and paid expenses on behalf of the officer and other entities related to him. These advances have been accounted for as advances to and from the officer. At December 31, 2002 and 2001, the Company owed the officer $0 and $1,065,857, repectively. The balances include amounts owed the officer for assets acquired from him or from related entities.

Assets acquired - The Company has acquired various assets from an officer, director and shareholder of the Company and/or from entities related to him. [See Notes 3 and 5]

Note payable - A shareholder of the Company advanced $50,000 to the Company pursuant to a note payable arrangement. [See Note 7]

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Asset Sale Agreement- In October 2002, the Company issued a shareholder/former officer/director, 50,853,000 shares of common stock valued at $5,085,300 and paid $1,000,000 in exchange for the shareholder/former officer; director purchasing all assets and assuming all liabilities of the Company and indemifying the Company for all potential liabilities through October 2002. This resulted in the Company recording a loss of $3,034,783 on disposal of assets and liabilities.

NOTE 11 - GOING CONCERN

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

During 2002 and 2001, the Company entered into various consulting arrangements primarily related to potential funding to assist the Company in pursuing its planned operations in television and media. A total of 53,260,000 and 850,000 shares of common stock were issued to these consultants for services valued at $2,783,350 and $1,047,500 during 2002 and 2001, respectively.

In May 2002, the Company entered into an agreement with a consultant, wherein the Company agreed to issue 350,000 shares of common stock. Although the Company had a stock certificate prepared, it had not yet been delivered to the consultant as of December 31, 2002. The 350,000 shares of common stock are reflected in the issued and outstanding share totals at December 31, 2002.

The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and assumed all liabilities of the Company as of October 22, 2002 in exchange for the Company paying $1,000,000 cash and issuing 50,853,000 shares of common stock. The shareholder also received a anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.

During December 2001, the Company entered into a 90 day agreement to allow Acorn Venture Ltd. to arrange for $2,000,000 in loans or investments for the Company. A success fee agreement was signed to pay 5% of the gross amount raised as commission.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - PROPOSED ACQUISITIONS

Commencing in approximately May 2002, the Company began negotiations to acquire various entities and assets in an effort to better pursue its business plans. In this connection, the Company agreed to sell substantially all its assets and the related liabilities to an officer, director and majority shareholder of the Company. The officer has indemnified the Company from any liabilities resulting from the operations of the Company prior to the October 2002 closing date. The Company did retain the obligation for $4,000,000 in convertible notes payable and did retain a license to use the film library which had been purchased from Sun for a convertible note in the amount of $3,000,000. The Company did not retain the prepaid usage rights which had been acquired from Sun pursuant to a facilities and production agreement. The asset sale was finalized during October 2002. In consideration of the indemnification agreement and the transfer of assets the Company issued 50,853,000 shares of common stock to paid $1,000,000 to the officer, director and majority shareholder.

The Company entered into an acquisition agreement during October 2002 wherein the Company agreed to issued 450,000,000 shares of common stock in consideration for various assets valued $30,500,000 and cash of $1,000,000 for a total of $31,500,000, or $.07 per share. Although the Company issued the shares of common stock, the final consummation of the acquisition has yet to occur and is expected to be finalized during 2003. A subscription receivable has been recorded for $31,500,000 less $1,000,000 which was subsequent received by December 31, 2001. The assets to be acquired were originally to consist of the following:

1) Digital Cable Television Video-on-demand broadcasting rights for the PRC of 1459 titles of chinese films with a remaining licensing period of at least 2 years,

2) Companies or assets worth RMD$8,500,000, which is approximately US$1,133,333.

3) Rights under a Revenue Sharing Content Distribution Agreement made with "Chinacast" in the PRC with not less than 9000 group subscribers, and

4) The rights under a Digital Cable Television Revenue-Sharing Content Distribution agreement to share not less than 25% of the subscription revenue per month per subscriber in not less than 10 provinces or cities in the PRC for a period of not less than 24 month.

The Company also agreed during October 2002, to issue 300,000,000 shares of common stock to Sun Media Group Holdings LTD. for consideration expected to be valued at $18,600,000. The consideration is to be paid through the transfer of all shares of stock of certain companies, including: a) Capital Channel Limited and b) Sun Television Cybernetworks Trading Limited. Sun Television Cybernetworks Trading LTD owns 53.2% of BCC LTD. A subscription receivable for $18,600,000 has been recorded pending final consummation of the acquisition.

The above acquisitions with Asia East Investments and Sun Media Group Holdings have not yet been fully consummated but are expected to be finalized during 2003. Continuing negotiations (as further described below) have resulted in further agreements to substitute other assets or entities in lieu of assets mentioned in the original agreement.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - PROPOSED ACQUISITIONS [Continued]

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement. Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shangdon Hongzhi Advertising Ltd. and Lee & Bros International Advertising. The Company approved the issuance of 50,000,000 shares of common stock to Jiang Qiang for the purchase of 100% of Lee & Bros International Advertising LTD. and also to issue 350,000,000 to Jiang Quang to acquire Shandong Hongzhi Advertising Co. The Company further agreed to issue 30,107,525 shares to Hong Kong Pride Investment Ltd. related to an anti-dilusion clause to a shareholder/former officer/director. These acquisitions are expected to be finalized and closed during 2003.

In February 2003, the Company's Board of Director's approved an increase in authorized shares from 850,000,000 shares to 1,350,000,000.

In 2003, the Company is planning to increase its authorized shares from 1,350,000,000 to 1,850,000,000 shares of common stock so that the above acquisitions can be finalized.

NOTE 14 - CONCENTRATIONS

The Company's planned operations are located in China.

NOTE 15 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2002 and 2001 and for the date of inception on May 23, 2001 through December 31, 2002:

	For the Year ended	For the Year Ended	Cumulative From Inception on May 23,2001 through
	December 31,	December 31,	December 31,
	2002	2001	2002
Loss from continuing operations available to common stockholders (numerator)	$ 3,667,691	$ 5,009,949	$ 8,677,640
	__________	__________	__________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	228,766,767	3,146,482	142,962,109
	__________	__________	__________

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - EARNINGS (LOSS) PER SHARE (Continued)

At December 31, 2002 and 2001, the Company has a $4,000,000 note payable which may be convertible into approximately 20,000,000 and 40,000,000 shares of common stock, respectively.

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 16 - SUBSEQUENT EVENTS

The Company is continuing to negotiate the acquisition of various assets from proposed business acquisitions. In April 2003, the Company entered into an agreement acknowledging that the acquisitions were still not finalized. Accordingly, the Company continues to carry a common stock subscription receivable in the amount of $49,100,000 at December 31, 2002.

In March 2003, the Company entered into a proposed acquisition agreement with Shangdong Hongzi Advertising Company, Ltd. wherein the Company would issue 350,000,000 shares of common stock.

In March 2003, the Company entered into a proposed acquisition agreement with Lee & Brothers International Advertising, Ltd. wherein the Company would issue 50,000,000 shares of common stock.

In April 2003, the Company entered into a proposed acquisition agreement with Beijing Yongfu Century Consulting Company Limited wherein the Company would issue 350,000,000 shares of common stock.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(Formerly GTM Holdings, Inc.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RESTATEMENT

The Company has restated their December 31, 2001 financial statements previously issued. The following summaries the changes

- In the previously issued financial statements the Company had recorded property and equipment acquired from a related party at fair market value. The Company determined that the carryover basis was zero, which is the amount reflected in these financial statements.

- In the previously issued financial statements the Company had recorded the purchase of a film library and production and broadcast rights based on an agreement with a related party. The Company determined that the carryover basis was zero, which is the amount reflected in these financial statements.

- In the previously issued financial statements the Company had recorded an asset for broadcast rights and airtime associated with a "Telesat" agreement. The stock issued for this agreement was recorded at $.001. The Company determined that the proper valuation for the stock issued is $.10 per share and the agreement is an operating lease.

- In the previously issued financial statements the Company had recorded a capital lease obligation for a vehicle. The Company determined that the vehicle was never obligated for this liability and has treated all payments related to this vehicle as an operating expense.

- In the previously issued financial statements the Company had recorded equity transactions as if GTM Holdings, Inc. was the on-going operations. The Company determined that due to a stock-for-stock agreement, the Company should reflect a recapitalization of its subsidiary, "AOI" in a manner similar to a reverse purchase. All equity transactions should be presented based on "AOI" as the on going operations.

Proforma presentation

	As previously Reported	As currently Reported	Net Change
Assets	$ 8,187,245	$ 1,005,291	($ 7,181,954)
Liabilities	5,676,509	5,288,829	(387,680)
Net Income (loss)	(727,871)	(5,009,949)	(4,282,078)
(Loss) per share	$ (.25)	$ (1.59)	$ (1.34)