Form 10KSB
period 2003-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2003-08-20
CIK 860543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934  For the Fiscal Year ended March 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the transition period from  _____ to _____

Commission File Number:  033-33263

ASIA PREMIUM TELEVISION GROUP, INC.

(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	62-1407521 (I.R.S. Employer Identification Number)

33rd Floor, Shui On Centre, 6-8 Harbour Rd., Wanchai, Hong Kong
(Address of principal executive offices)

852-2827-2767

(Issuer’s telephone number)

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

The  aggregate market value of the issuer's voting stock held as of August 11, 2003,  by  non-affiliates  of the issuers was $14,385,864.

As of August 11, 2003, issuer had 1,621,561,678 shares of its $.001 par value common  stock  outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format:  Yes [   ]  No [ X ]

#

FORM 10-KSB

ASIA PREMIUM TELEVISION GROU, INC. AND SUBSIDIARIES

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 6 6
PART II	Item 5. Market for Common Equity and Related Stockholder Matters Item 6. Management’s Discussion and Analysis or Plan of Operation Item 7. Financial Statements	6 8 18
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Controls and Procedures

		10 12 12 14 14 15
	Signatures	16

(Inapplicable items have been omitted)

#

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

History

Asia Premium Television Group, Inc., (“ASTV” or the “Company”) was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, the Company changed its name to GTM Holdings, Inc.  On September 19, 2002, the Company changed its name to Asia Premium Television Group, Inc. to more accurately reflect the business of the Company.  From 1993 through June 2001, the Company did not engage in any business operations.

In June 2001, the Company acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”) and began to focus its business plan on the acquisition of holding and development enterprises with the goal to building a broad network of media, marketing and advertising companies in Greater China.

In October 2002, the Company disposed of certain assets and acquired new assets in order to further pursue its business plan.  The acquisitions agreed upon in October 2002 have not yet been completed and the Company anticipates concluding its acquisition plan by mid 2003.

Current operations

On June 12, 2001, the Company effected the issuance of 9,000,000 shares (pre split) of its common stock to acquire American Overseas Investment Co., Ltd., a corporation formed under the laws of Macau, SAR, China ("AOI"), as a 99% owned subsidiary. ASTV’s original business plan was to acquire and develop various film rights for distribution through television broadcasting contracts, and cable distribution agreements.  ASTV is a holding company with its operations being carried out through AOI. As part of its acquisition of AOI, the Company acquired an extensive film library, (“AOI Library”) of infomercial and other television series programs.  In addition to the film library, AOI brought assets of office furniture and certain items of jewelry.  The Company sold the jewelry through home shopping television marketing in order to raise additional capital to pursue the Company’s media, marketing and advertising plan.  The Company all has since disposed of the film library and other assets.  Please refer “Fisher Agreement” described below.

Subsequent to the acquisition of AOI, the Company acquired certain contractual rights purchased from American Overseas Real Estate Investment Co., Ltd., a related party, for the exclusive use of various television transmission channels and landing rights in China, Taiwan and Hong Kong, the “Telesat” agreement. The Telesat agreement provided a license for broadcasting rights and usage of a dedicated cable channel and uplink service from the earth station located on Coloane Island, Macau.  The Telesat agreement was for a period of six months with $30,000 paid upon commencement (for the first three months) with the remainder paid at a rate of $10,000 per month for months four through six.  The Company issued 5,550,000 shares of common stock in exchange for the Telesat rights.

In September 2001, the Company also contracted with Sun Television Cybernetworks Holdings LTD , the “Sun” agreement, for broadcast air time, production facilities and additional film libraries for its future and ongoing operations.  The Company issued a note for the Sun film rights license in the amount of $3,000,000.  The note was convertible into 150,000 shares of common stock at an agreed upon price of $20 per share.  The Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share.  The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The film rights license is unlimited and non-exclusive as to the use of the productions in the film library for purposes of editing, adapting, altering, etc. to produce re-edited works.  The original works remain the property of Sun while the re-edited works become the property of the Company.  The convertible note contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  To date, the Company has not generated any revenue from the Sun library.

In October 2001, the Company entered into a Production and Broadcasting Purchase Agreement with Sun giving the Company non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun also granted airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than 11/30/01).   This agreement also requires Sun to assist the Company in procuring six hours of broadcast time daily on Macau TV.    The Company issued a note for the Sun Production and Broadcasting Purchase Agreement in the amount of $1,000,000.  The note was convertible into 50,000 shares of common stock at $20 per share.  The Company renegotiated the note in December 2001 to convert to 87,217 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The convertible note contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  The Company also agreed to pay Sun 10% of all revenues generated from the utilization of the broadcast time.  This agreement and the underlying asset were subsequently sold.  Pleases refer to “Fisher Agreement” described below.

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

During September 2002, the Company entered into an agreement with Asia East Investments, Ltd. and Sun Media Group Holdings, Ltd.  As a result of this agreement, the Company plans to purchase from Asia East Investments, Ltd., a combination of assets consisting of the digital cable television video on demand broadcasting rights for the Peoples Republic of China; the rights under a revenue sharing contract distribution agreement made with a leading digital satellite platform provider “Chinacast”; the rights under digital cable television revenue sharing content distribution agreement; 100% of Stone Media Investments, Ltd. and subsidiary and fixed assets along with $1,000,000 U.S. cash.  In exchange the Company issued 450,000,000 shares of common restricted stock.  Also as a result of this agreement, the Company plans to purchase from Sun Media Group Holdings, Ltd. 100% of Capital Channel, Ltd. and 100% of Sun Television Cyber Networks Trading, Ltd., and subsidiary.   In exchange for these assets, the Company issued 300,000,000 shares of common restricted stock.  In further consideration of entering these agreements, Mr. Fisher entered the Fisher agreement described below.

As a result of the Company’s due diligence review of this transaction, it was mutually agreed that the assets transferred did not have adequate value to equal the consideration paid by the Company.  The Company, however, still considers the transaction to be in its best interest if supplemented by additional assets.  Therefore, all parties have agreed that the contemplated transactions have not yet been completed or wholly satisfied.  The parties intend to bring additional assets into the Company to justify the value of the consideration paid by the Company.

The Company has subsequently proposed to acquired 100% of Shangdong Hongzhi Advertising, Ltd. and subsidiaries and 100% of Lee and Brothers International Advertising, Ltd. and subsidiary.  The Company has also entered into a letter of intent to acquire 100% of Beijing Young Fu Century Consulting, Ltd.  For these additional assets, the Company renegotiated the terms of the original agreement to include issuance of up to 750,000,000 shares.  At the present time, the Beijing Young Fu Century Consulting, Ltd. acquisition is still pending.

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

Employees

As of March 31, 2003, the Company did not have any employees but relied upon the efforts of its officers and directors to conduct the business of the Company.

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

#

Item 3. Legal Proceedings.

The Company is currently in the process of preparing a legal complaint against Areson & Company and William H. Areson, Jr., to be filed in the United States District Court, Central Division, State of Utah and in Hong Kong.  The Complaint alleges that the defendants represented that they were fully authorized, qualified and licensed to undertake accounting and auditing work to meet the Company’s U.S. Securities and Exchange Commission reporting requirements.  The complaint further alleges that the Company recently discovered that the defendants were not authorized, qualified or licensed to practice before the SEC and the Company, having relied upon the defendants representations has suffered serious and extensive damage.  The complaint also alleges breach of contract and accounting malpractice and requests punitive damages.  The total amount of relief sought is $4,000,000.  The Company anticipates filing this complaint within the month of August, 2003.

Management is not aware of any other current or pending legal proceedings involving the Company or our officers and directors.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of March 31, 2003, the Company’s common stock was listed on the Over the Counter Bulletin Board under the symbol “ASTV” and the Company had approximately  99 shareholders holding 1,242,293,214 shares of common stock.  As of August 11, 2003 the Company had approximately 102 shareholders holding 1,621,561,678 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Date	Closing Bid		Closing Ask
	High	Low	High	Low

2001
First Quarter	0.25	0.0625	1.00	1.00
Second Quarter	20.00	0.025	97.00	0.025
Third Quarter	3.88	0.14	3.89	0.14
Fourth Quarter	0.38	0.14	0.40	0.15

2002
First Quarter	.20	.12	.26	.15
Second Quarter	.15	.08	.16	.09
Third Quarter	.12	.05	.13	.08
Fourth Quarter	.15	.05	.21	.06

2003
First Quarter	.26	.05	.35	.07

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

Changes in Securities and Use of Proceeds:

On June 12, 2001, the Company issued 450,000 shares of common stock in exchange for 99% of the issued and outstanding stock of American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”), controlled by William Fisher.  The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

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

In October 2001, the Company issued 175,000 shares of common stock registered on Form S-8 to a consultant for services rendered to the Company valued at approximately $17,500.

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

In March 2003, the Company issued 350,000,000 shares of common stock valued at $31,500,000 or $.09 per share for the acquisition of Shangdong Hongzi Advertising Company, Ltd.  The acquisition has not yet been finalized.  The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In March 2003, the Company issued 50,000,000 shares of common stock valued at $4,500,000 or $.09 per share for the acquisition of Lee & Brothers International Advertising, Ltd.  The acquisition has not yet been finalized.  The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In March 2003, the Company issued 30,107,525 shares of common stock valued at $2,709,677 or $.09 per share to Hong Kong Pride Investment Ltd., a company controlled by William Fisher.  The shares were issued pursuant to an anti-dilution agreement.  The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section should be read in conjunction with the audited financial statements included in this report.

Following fiscal year end December 31, 2002, the Company changed its fiscal year end to March 31.

The Company generated no revenue for the fiscal year ended March 31, 2003.  General and administrative expenses for the year ended March 31, 2003 was $78,865.  The Company paid management compensation in the amount of $36,000.  Total expenses for fiscal year ended March 31, 2003 were $112,865.  The majority of the Company’s expenses are attributed to changing its fiscal year and incurring additional audit and legal fees.

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

Capital Resources and Liquidity

As of March 31, the Company had no current assets other than the Sun film library that has been valued at $-0.  At the present time, the Company is negotiating the acquisition of certain advertising assets in exchange for common stock of the Company.  The negotiations are not yet finalized and there is no assurance all of the anticipated acquisitions will occur.

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

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

#

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth as of August 11, 2003, the name, age, position and term of office for each executive officer and director of the Company.

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

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Yin Jian Ping,  Chief Executive Officer and Director.  Mr. Ping obtained a B.A. degree from the South-West Finance University.  From 1985 to 1990 he was Director of Planning Section of Tibetan Government.  From 1991 to 1995 he was Chairman and General Manager of Sichuan Liuling Industry Development Company as well as President of Sichuan Everbright Jinlian Industry Company.  From 1997 to 2002 Mr. Ping was President of Tibetan Beer Co., Ltd. and from 2000 to the present Mr. Ping has acted as Chairman of Shanghai Shuangwei Telecommunication Co., Ltd.

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

Zhang Qiu Fang, Director.  Mr. Fang worked for the Ji Nan Railroad Bureau from 1978 to 1989 and from 1989 to 1991 was in the Director Department of Central Theatre Academy.  From 1992 to 1996 Mr. Fang was the Manager of Shan Dong Fangcao Company.  From 1997 to 1999, Mr. Fang was the Manager of Bei Jing Fuji Group and from 2000 to 2002, Mr. Fang was Executive Manager of Sun International Advertising Co., Ltd.

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

On November 7, 2002, Yin Jian Ping was appointed as President and Chairman of the board and Stanley R. Goss was appointed Secretary/Treasurer.

On March 10, 2003, the following additional directors were appointed; Jiang Qiang, Zhang Qui Fang, Li Lu Ke, Cui Hong, and Gong Yan.

Item 10. Executive Compensation.

At fiscal year end March 31, 2003, the Company has paid $22,500 to Roy Goss as management compensation and $13,500 to William Fisher.  No other executive compensation has been paid at fiscal year end March 31, 2003.

During the year 2000, the Company paid $22,500 to a former president of the Company, Darrell Scott, for consulting services rendered on behalf of the Company. In addition, the Company issued a total of 35,000 shares of common stock valued at $786 to John Chymboryk, then secretary and director of the Company, for services rendered on behalf of the Company.

There are no written compensation agreements with any of the Company’s officers or directors.

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

PART III

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Darrell Scott President Kip Eardley President William Fisher (1) President Yin Jian Ping President	2000 2000 2001 2002 2002 2003	$22,500 -0- $144,500 $36,702 -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

(1) The Company issued 270,000 shares to William A. Fisher, valued at $43,200 registered on Form S-8, filed with the SEC on September 18, 2001.  The Company also paid certain expenses of Mr. Fisher in the amount of $74,300 during 2001 that is considered a part of his total compensation package and accrued an additional $27,000 in salary compensation.  In 2002, we paid $19,283 of Mr. Fisher’s expenses that is considered a part of his compensation and have accrued an additional $17,419 that is still owed as of March 31, 2003.

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

Title of Class	Beneficial Owner	Beneficial Ownership	Percentage of Class
Common	Pang Gang (1)(4) Asia East Investments Limited Harbour Plaza North Point 665 King’s Road, Suite 2515 North Point, Hong Kong	92,000,000	7.40%
Common	William A. Fisher (2) Suite 12/F Nam Kwong Building, Avenida Rodrigo Rodriques, Macau, S.A.R., China	69,611,811	5.60%
Common	Faithill Investments Limited (3) P. O. Box 957 Offshore Incorporations Centre Road Town Tortola, BVI	300,000,000	24.15%
Common	Stanley R. Goss (1) 33rd Floor, Shui On Centre 6-8 Harbour Rd. Wanchai, Hong Kong	1,000,000	0.08%
Common	Jiang Qiang (1) 33rd Floor, Shui On Centre 6-8 Harbour Rd. Wanchai, Hong Kong	400,000,000	32.2%
Common	Vesto Pacific Holdings, Ltd. 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	200,000,000	16.1%
Common	Jian Ping Yin (1) 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	30,000,000	2.4%
Common	Officer and Directors as a Group: 4 persons	523,000,000	42.1%

(1) Officer and director of the Company.

(2) William A. Fisher is considered to be the beneficial owner of 69,611,811 shares.  The shares are held as follows:  William Fisher 2,725,000 shares; Marian Yu Fisher (Mr. Fisher’s wife) 225,000 shares; American Overseas Real Estate Investments (a company owned and controlled by Mr. Fisher) 5,550,000 shares;  Hong Kong Pride Investment Limited (a company owned and controlled by Mr. Fisher) 61,116,811 shares.

(3)  Faithill Investments Limited is owned 100% by Sun Media Group, Inc.

(4)  Mr. Pang Gang is the sole shareholder of Asia East Investments Limited and as such, is considered to have beneficial ownership of the 92,000,000 shares held in the name of Asia East Investments Limited.

Item 12. Certain Relationships and Related Transactions.

A shareholder of the Company advanced $52,000 to the Company to cover operating expenses.  Subsequent to March 31, 2003, the Company entered into an agreement for repayment of advances made through June 2003, wherein the Company agreed to pay interest of 5% or convert the June 2003 balance of $105,984 into 2,119,672 shares of the Company’s common stock, or $0.05 per share.

In March 2003, the Company issued 30,107,525 shares of common stock valued at $2,709,677 or $.09 per share to Hong Kong Pride Investment Ltd., a company controlled by William Fisher.  The shares were issued pursuant to an anti-dilution agreement.

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

On January 29, 2003, the Company filed a Form 8-K reporting changes in registrant’s certifying accountant and other events describing the dispute with our former auditor and corrective action being taken by the Company.

On January 31, 2003, the Company filed a Form 8-K/A amending the January 29, 2003 Form 8-K with additional information.

On February 26, 2003, the Company filed a Form 8-K reporting changes in registrant’s certifying accountant to identify the Company’s newly appointed auditor and to further describe corrective action being taken by the Company.

#

Exhibits

Exhibit Number	Title	Location
31.1	Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

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

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date:

August 19, 2003

/s/ Yin Jian Ping

Yin Jian Ping

Chief Executive Officer

Date:

August 19, 2003

/s/ Stanley R. Goss

Stanley R. Goss

Chief Financial Officer

#

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:

August 19, 2003

/s/  Yin Jian Ping

Yin Jian Ping

Director

Date:

August 19, 2003

/s/  Stanley R. Goss

Stanley R. Goss

Director

Date:

August 19, 2003

/s/  Lie Jie

Lie Jie

Director

Date:

August 19, 2003

/s/  Pang Gang

Pang Gang

Director

Date:

August 19, 2003

/s/  Jiang Qiang

Jiang Qiang

Director

Date:

August 19, 2003

/s/  Zhang Qiu Fang

Zhang Qiu Fang

Director

Date:

August 19, 2003

/s/  Li Lu Ke

Li Lu Ke

Director

Date:

August 19, 2003

/s/  Gong Yan

Gong Yan

Director

Date:

August 19, 2003

/s/  Cui Hong

Cui Hong

Director

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

 (A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2003

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONTENTS

PAGE

—

Independent Auditors' Report

20

—

 Consolidated Balance Sheet, March 31, 2003

21

—

Consolidated Statements of Operations, for the years

ended March 31, 2003 and December 31, 2002 and

from the date of inception on May 23, 2001 through

March 31, 2003

22

—

Consolidated Statement of Stockholders' (Deficit), for the

years ended March 31, 2003 and December 31, 2002

and from the period date of inception on May 23, 2001

through March 31, 2003

23 - 24

—

Consolidated Statements of Cash Flows, for the years

ended March 31, 2003 and December 31, 2002 and from

the date of inception on May 23, 2001 through

March 31, 2003

25

—

Notes to Consolidated Financial Statements

    26 - 37

#

INDEPENDENT AUDITORS' REPORT

Board of Directors

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Asia Premium Television Group, Inc. and Subsidiaries  (A development stage company) at March 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended March 31, 2003 and December 31, 2002 and from the date of inception on May 23, 2001 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Asia Premium Television Group, Inc. and subsidiaries  (A development stage company) as of March 31, 2003 and the results of its operations and its cash flows for the years ended March 31, 2003 and December 31, 2002 and from the date of inception on May 23, 2001 through March 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the company has no on-going operations, has incurred substantial losses since its inception, has liabilities in excess of assets and does not have sufficient working capital. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy

July 8, 2003

Salt Lake City, Utah

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS

March 31,

2003

___________

CURRENT ASSETS:

$

-

___________

Total Current Assets

-

PROPERTY AND EQUIPMENT, net

1,750

___________

$

1,750

___________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

29,125

Advances from related party

52,000

Accrued expenses

53,419

Convertible notes payable

4,000,000

___________

Total Current Liabilities

4,134,544

___________

STOCKHOLDERS' (DEFICIT):

Common stock, $.001 par value, 1,350,000,000

shares authorized, 1,242,293,214 issued

and outstanding

1,242,293

Capital in excess of par value

91,225,095

Retained (deficit)

(8,790,505)

___________

83,676,883

Less: stock subscription receivable

(87,809,677)

___________

Total Stockholders' (Deficit)

(4,132,794)

___________

$

1,750

___________

The accompanying notes are an integral part of this financial statement.

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

From the date of

Inception on

For the Year

For the Year

May 23, 2001

Ended

 Ended

through

March 31,

December 31,

March  31,

2003

2002

2003

__________

__________

__________

REVENUE

$

-

$

-

$

-

__________

__________

__________

EXPENSES:

General and administrative

78,865

596,206

2,013,794

Management compensation

36,000

36,702

772,202

Excess

payment over basis of

    Film library asset acquired

-

-

3,000,000

__________

__________

__________

Total Expenses

112,865

632,908

5,785,996

__________

__________

__________

LOSS FROM OPERATIONS

(112,865)

(632,908)

(5,785,996)

__________

__________

__________

OTHER INCOME (EXPENSE):

Gain from forfeit of deposit received

-

-

30,000

(Loss) on disposal of assets

-

(3,034,783)

(3,034,783)

Miscellaneous items

-

-

274

__________

__________

__________

Total Other Income (Expense)

-

(3,034,783)

(3,004,509)

__________

__________

__________

LOSS BEFORE INCOME TAXES

(112,865)

(3,667,691)

(8,790,505)

CURRENT INCOME TAXES

-

-

-

DEFERRED INCOME TAX

-

-

-

__________

__________

__________

NET INCOME (LOSS)

$

(112,865)

$

(3,667,691)

$

(8,790,505)

__________

__________

__________

LOSS PER SHARE:

$

(.00)

$

(.02)

$

(.06)

__________

__________

__________

The accompanying notes are an integral part of these financial statements.

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

Deficit

Accumulated

Common Stock

Capital in

Stock

During the

_____________________

Excess of

Subscription

Development

Shares

Amount

Par Value

Receivable

Stage

__________

_________

_________

__________

___________

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

_________

_________

__________

___________

BALANCE, December 31, 2001

7,560,189

7,560

718,851

-

(5,009,949)

Issuance of common stock to consultants

For services valued at $275,700, or

$.10 per share, June 2002

2,757,000

2,757

272,943

-

-

Issuance of common stock for cash at

Prices ranging from $.08 to $.18 per share,

June 2002

1,015,500

1,015

111,935

-

-

[Continued]

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

[Continued]

Deficit

Accumulated

Common Stock

Capital in

Stock

During the

_____________________

Excess of

Subscription

Development

Shares

Amount

Par Value

Receivable

Stage

__________

_________

_________

__________

___________

Issuance of common stock related

to a proposed business acquisition

at an agreed valued of $31,500,000,

or $.07 per share, September 2002

450,000,000

450,000

31,050,000

(30,500,000)

-

Issuance of common stock related

to a proposed business acquisition

at an agreed valued of $18,600,000,

or $.062 per share, September 2002

300,000,000

300,000

18,300,000

(18,600,000)

-

Issuance of common stock to an officer

of the Company for assuming assets,

liabilities and indemnyfing the Company

against possible future claims, October

2002

50,853,000

50,853

2,491,797

-

-

Net loss for the year ended

December 31, 2002

-

-

-

-

(3,667,691)

__________

_________

_________

__________

___________

BALANCE, December 31, 2002

812,185,689

812,185

52,945,525

(49,100,000)

(8,677,640)

Issuance of common stock related

to a proposed business acquisition

at an agreed valued of $31,500,000,

or $.09 per share, March 2003

350,000,000

350,000

31,150,000

(31,500,000)

-

Issuance of common stock related

to a proposed business acquisition

at an agreed valued of $4,500,000,

or $.09 per share, March 2003

50,000,000

50,000

4,450,000

(4,500,000)

-

Issuance of common stock to a former

officer as part of anti-dilution clause of

agreement at $.09 per share March 2003

30,107,525

30,108

2,679,569

(2,709,677)

-

Net loss for the year ended

March 31, 2003

-

-

-

-

(112,865)

__________

_________

_________

__________

___________

BALANCE, March 31, 2003

1,242,293,214

$

1,242,293

$

91,225,095

$

(87,809,677)

$

(8,790,505)

__________

_________

_________

__________

___________

The accompanying notes are an integral part of this financial statement .

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From the date of

Inception on

For the Year

For the Year

May 23, 2001

Ended

 Ended

through

March 31,

December 31,

March 31,

2003

2002

2003

__________

__________

__________

Cash Flows from Operating Activities:

Net income (loss)

$

(112,865)

$

(3,667,691)

$

(8,790,505)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Depreciation expense

45

-

45

Non-cash expense

-

275,700

997,600

Excess payment over basis of film library

asset acquired

-

-

3,000,000

Loss on disposal of assets and liabilities to

related party

3,034,783

3,034,783

Changes in assets and liabilities:

(Increase) decrease in prepaid expense

-

8,757

3,757

(Increase) decrease in other assets

-

85,571

85,571

Increase (decrease) in accounts payable

26,615

99,894

297,437

Increase in advances from related party

52,000

-

52,000

Increase (decrease) in accrued expenses

36,000

17,419

109,974

Increase (decrease) in related party payable

-

(967,674)

(2,033,531)

__________

__________

__________

Net Cash provided (Used) by

Operating Activities

1,795

(1,113,241)

(1,114,745)

__________

__________

__________

Cash Flows from Investing Activities:

Payment for property and equipment

(1,795)

-

(1,795)

__________

__________

__________

Net Cash (Used) by Investing Activities

(1,795)

-

(1,795)

__________

__________

__________

Cash Flows from Financing Activities:

Proceeds from sale of common stock

-

1,112,950

1,112,950

__________

__________

__________

Net Cash Provided by Financing Activities

-

1,112,950

1,112,950

__________

__________

__________

Net Increase (Decrease) in Cash

-

(291)

-

Cash at Beginning of Period

-

291

-

__________

__________

__________

Cash at End of Period

$

-

$

-

$

-

__________

__________

__________

 [Continued]

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

From the date of

Inception on

For the Year

For the Year

May 23, 2001

Ended

 Ended

through

March 31,

December 31,

March 31,

2003

2002

2003

__________

__________

__________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

$

-

Income taxes

$

-

$

-

$

-

Supplemental Schedule of Noncash Investing and Financing Activities:

For March 31, 2003:

The Company issued 350,000,000 shares of common stock for $31,500,000 in stock subscription receivable, or $.09 per share. March 2003

The Company issued 50,000,000 shares of common stock for $4,500,000 in stock subscription receivable, or $.09 per share. March 2003

The Company issued 30,107,525 shares of common stock for $2,709,677 in stock subscription receivable, or $.09 per share. March 2003

For December 31, 2002:

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

The accompanying notes are an integral part of these financial statements.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Asia Premium Television Group, Inc. was organized under the laws of the State of Nevada on September 21, 1989. On September 9, 2002 the name was changed to Asia Premium Television Group, Inc. and on May 22, 2000, the Company changed their name to GTM Holdings, Inc. Asia Premium Television Group, Inc. (“Parent”) was originally formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. Parent entered into a stock for stock acquisition with American Overseas Investment Company (“AOI”) during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase [See Note 2]. Parent has subsequently entered into additional business acquisitions during 2003.

American Overseas Investment Company (“AOI”) was formed in Macau, SAR, China on May 23, 2001.

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Island Company.

Consolidation – The financial statements include the accounts of Parent and AOI and APTV-BVI (“The Company”). All intercompany balances and transactions between the parent and subsidiaries have been eliminated in consolidation.

Minority ownership - AOI was organized on May 23, 2001 in Macau, SAR, China. As required by government regulations, a Macau company must have at least two shareholders, one of whom must be a Macau resident. Currently, a shareholder/former officer/director is a one percent owner of AOI, with the Company owning ninety-nine percent.

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

Development Stage – The Company is considered to be a development stage company as defined in SFAS no. 7.

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

Cash and Cash Equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment – Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of equipment is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

[See Note 8]

Foreign currency translation policy – The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative transaction adjustments when material.

Transaction gains and losses are included in the determination of net loss for the period. For revenues and expenses, the average exchange rate during the year was used to translate Hong Kong dollars and Macau Patacas into U.S. dollars.

AOI’s functional currency is the Macau SAR Pataca (“MOP”). ASTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

Earnings (Loss) Per Share – The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share”, which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive.  [See Note 14]

Revenue Recognition – The Company has not yet generated any revenue from its planned operations.

Stock Based Compensation – The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123  "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards - SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, were recently issued.  SFAS No. 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – BUSINESS ACQUISITION - AOI

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

NOTE 3 – FILM LIBRARY, PROPERTY AND EQUIPMENT

During September 2001 Parent entered into a film rights license agreement with Sun Television Cybernetworks Holding Ltd. (“Sun”) for $3,000,000 in convertible notes payable [See Note 6]. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The film rights license is unlimited and non-exclusive as to the use of the productions in the film library for purposes of editing, adapting, altering, etc.  to produce re-edited works. The original works remain the property of Sun while the re-edited works become the property of the Company. Sun warrants that it is the sole owner, controller or licensee of all copyright or other rights with respect to the film library and that it is entitled and authorized to grant the license and rights under this agreement. The convertible note payable, as amended, also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. The license agreement has been recorded at a zero basis because the company cannot estimate when or if it will be able to generate any revenues from the license agreement.

Property and Equipment - The following is a summary of property and equipment – at cost, less accumulated depreciation as of:

March 31, 2003

_____________

Office and computer equipment

$

1,795

Less:  accumulated depreciation

(45)

$

1750

Depreciation expense for the years ended March 31, 2003 and December 31, 2002 amounted to $45 and $0, respectively.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – BROADCAST FACILITIES AND PRODUCTION AGREEMENT

During October 2001, Parent entered into a Production and Broadcasting Purchase Agreement with Sun Television Cybernetworks Holdings LTD. (“Sun”). The agreement gives the Company non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). This agreement also requires Sun to assist the Company in procuring six hours of broadcast time daily on Macau TV. In consideration of the agreement the Company has issued a $1,000,000 convertible note as payment [See Note 6]. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note does not provide for any interest nor does it provide for any repayment terms except by conversion into common stock. Parent has also agreed to pay Sun 10% of all revenues generated from the utilization of the broadcast time.  The convertible note, as amended, contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. This prepaid usage of the production facilities and equipment will be accounted for as an other asset in the amount of $1,000,000, which will decrease as usage of the facilities and airtime occurs. The underlying prepaid asset was subsequently sold to a related party [See Note 9].

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  [See Note 3]

The company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  [See Note 4]

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY PAYABLES

Note Payable - A shareholder of the Company advanced $50,000 to the Company pursuant to a note payable dated October 30, 2001. The Note was to be repaid by December 31, 2001, but was not repaid until 2002.  The note did not accrue any interest.

Advance Payable - A shareholder of the Company advanced $52,000 to the Company to cover operating expenses. Subsequent to March 31, 2003, the Company entered into an agreement for repayment of advances made through June 2003, wherein the Company agreed to pay interest of 5% or convert the June 2003 balance of $105,984 into 2,119,672 shares of common stock, or $.05 per share.

NOTE 7 - CAPITAL STOCK

Common Stock – The Company had authorized 850,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased it authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares. At March 31, 2003, the Company had 1,242,293,214 shares issued and outstanding.

Common Stock Issuances – In March 2003, the Company entered into a proposed acquisition agreement with Shangdong Hongzi Advertising Company, Ltd. wherein the Company issued 350,000,000 shares of common stock for stock subscription of $31,500,000, or $.09 per share. [See Note 12]

In March 2003, the Company entered into a proposed acquisition agreement with Lee & Brothers International Advertising, Ltd. wherein the Company issued 50,000,000 shares of common stock for stock subscription receivable of $4,500,000, or $.09 per share. [See Note 12]

In March 2003, the Company issued 30,107,525 shares of common stock related to an anti-dilution agreement with a shareholder/former officer/director. The Company recorded a stock subscription receivable of $2,709,677, or $.09 per share.

The Company issued 50,853,000 shares of common stock to a shareholder/former officer/director for services valued at $2,542,650, or $.05 per share, October 2002.

The Company issued 300,000,000 shares of common stock for stock subscription recievables of $18,600,000 related to a proposed business acquisition. The total of $18,600,000 was at $.06 per share, September 2002. [See Note 12]

The Company issued 450,000,000 shares of common stock for $1,000,000 cash and stock subscription receivables of $30,500,000 related to a proposed business acquisition. The total of $31,500,000 was at $.07 per share, September 2002. [See Note 12]

The Company issued 1,015,500 shares of common stock for $112,950, at prices ranging from $.08 to $.18 per share, June 2002

The Company issued 2,757,000 shares of common stock for services valued at $275,700, or $.10 per share, June 2002.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

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

In September 2001, the Company issued 5 shares of common stock due to rounding of a reverse stock split.

On June 12, 2001 Parent acquired AOI through the issuance of 450,000 shares of common stock.  At the time of issuance, Parent had 188,934 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of AOI in a manner similar to a reverse acquisition.  [See Note 2]

Stock split – In September 2001, the Company effected a 20-for-1 reverse stock split. In connection with the reverse split, the Company issued 5 shares of common stock due to rounding.

Warrants/Options – The Company has no warrants/options issued and outstanding as of March 31, 2003 and December 31, 2002.

2001Stock Plan - During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001.  The total number of shares of common stock available under the Plan may not exceed 2,000,000. At March 31, 2003 and December 31, 2002, no options were granted under the Plan.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK [Continued]

Anti-dilution clause - The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and liabilities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received a anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.

In March 2003, the Company issued 30,107,525 shares of common stock related to the anti-dilution clause.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $8,800,000, which may be applied against future taxable income. As substantial changes in the Company’s ownership has occurred, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards at March 31, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $18,000 and $587,000 for March 31, 2003 and December 31, 2002, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation – For the year end March 31, 2003, the Company expensed $36,000 for services as management compensation. During the year ended December 31, 2002, the Company expensed $17,409 as services by a shareholder/former officer/director.

Office Space – The Company is currently renting office space related to an officer of the Company. The monthly rent is approximately $100 per month. The total amount of rent paid under this arrangement during the year ended March 31, 2003 was $300. During the year ended December 31, 2002, the Company expensed $12,894 as rent expense for office space of an entity related to a shareholder/former officer/director.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

Advances By Related Party – During the year ended March 31, 2003, an entity related to a shareholder advanced the Company $52,000. Subsequent to March 31, 2003, the Company agreed to repay the advances with interest of five percent (5%) or convert the balance at June 2003 into 2,119,672 shares of common stock, or $.05 per share.

Asset Sale Agreement- In October 2002, the Company issued a shareholder/former officer/director, 50,853,000 shares of common stock valued at $5,085,300 and paid $1,000,000 in exchange for the shareholder/former officer; director purchasing all assets and assuming all liabilities of the Company and indemnifying the Company for all potential liabilities through October 2002. This resulted in the Company recording a loss of $3,034,783 on disposal of assets and liabilities.

NOTE 10 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets and has no working capital to pay its expenses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The consolidated financial statement do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

During the year ended March 31, 2003 and December 31, 2002, the Company entered into various consulting arrangements primarily related to potential funding to assist the Company in pursuing its planned operations in television and media. A total of 0 and 53,260,000 shares of common stock were issued to these consultants for services valued at $0 and 2,783,350 during the year ended March 31, 2003 and December 31, 2002, respectively.

In October 2002, the Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and assumed all liabilities of the Company as of October 22, 2002 in exchange for the Company paying $1,000,000 cash and issuing 50,853,000 shares of common stock. The shareholder also received a anti-dilution clause for a period of one year. For any issuances of common stock by the Company for the one year period, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PROPOSED ACQUISITIONS

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

The Company entered into an acquisition agreement during October 2002 wherein the Company agreed to issued 450,000,000 shares of common stock in consideration for various assets valued $30,500,000 and cash of $1,000,000 for a total of $31,500,000, or $.07 per share.  Although the Company issued the shares of common stock, the final consummation of the acquisition has yet to occur and is expected to be finalized during 2003.  A subscription receivable has been recorded for $31,500,000 less $1,000,000 which was received during 2002. The assets to be acquired were originally to consist of the following:

 1) Digital Cable Television Video-on-demand broadcasting rights for the PRC of 1459 titles of Chinese films with a remaining licensing period of at least 2 years,

 2) Companies or assets worth RMD$8,500,000, which is approximately US$1,133,333.

 3) Rights under a Revenue Sharing Content Distribution Agreement made with “Chinacast” in the PRC with not less than 9000 group subscribers, and

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

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – PROPOSED ACQUISITIONS [Continued]

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement.  Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shangdon Hongzhi Advertising Ltd. and Lee & Bros International Advertising.  The Company approved the issuance of 50,000,000 shares of common stock to Jiang Qiang for the purchase of 100% of Lee & Bros International Advertising LTD.  and also to issue 350,000,000 to Jiang Quang to acquire Shangdong Hongzhi Advertising Co. The Company further agreed to issue 30,107,525 shares to Hong Kong Pride Investment Ltd. related to an anti-dilution clause to a shareholder/former officer/director.  These acquisitions are expected to be finalized and closed during 2003.

In 2003, the Company is planning to increase its authorized shares from 1,350,000,000 to 1,850,000,000 shares of common stock so that the above acquisitions can be finalized.

NOTE 13 – CONCENTRATIONS

The Company’s planned operations are located in China.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2003 and December 31, 2002 and for the date of inception on May 23, 2001 through March 31, 2003:

Cumulative

From Inception

For the

For the

on May 23,

Year ended

Period Ended

2001 through

March 31,

December 31,

March  31,

2003

2002

2003

__________

__________

____________

Loss from continuing operations

  available  to common

  stockholders (numerator)

$

 128,865

$

3,667,691

$

8,790,505

__________

__________

____________

Weighted average number of

  common shares outstanding

  used in earnings per share

  during the period (denominator)

888,711,471

228,766,767

241,691,037

__________

__________

____________

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EARNINGS (LOSS) PER SHARE (Continued)

At March 31, 2003 and December 31, 2002, the Company has a $4,000,000 note payable which may be convertible into approximately 20,000,000 and 40,000,000 shares of common stock, respectively.

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 15 – SUBSEQUENT EVENTS

The Company is continuing to negotiate the acquisition of various assets from proposed business acquisitions. In April 2003, the Company entered into an agreement acknowledging that the acquisitions were still not finalized.  Accordingly, the Company continues to carry a common stock subscriptions receivables in the amount of $87,809,677 at March 31, 2003.

In April 2003, the Company entered into a proposed acquisition agreement with Beijing Yongfu Century Consulting Company Limited wherein the Company would issue 350,000,000 shares of common stock.

#