Form 10QSB
period 2003-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2003-09-15
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                        Commission File No. :  033-33263
                       ASIA PREMIUM TELEVISION GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                   62-1407521
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation  or organization)

                        RM. 702, 7/F., SING PAO BUILDING
                                 101 KING'S ROAD
                             NORTH POINT, HONG KONG
                    (Address of principal executive offices)

                                  852-2512 4258
                           (Issuer's telephone number)

         33RD FLOOR, SHUI ON CENTRE, 6-8 HARBOUR RD., WANCHAI, HONG KONG
                            (Former name and address)

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

At June 30, 2003 the issuer had 1,242,293,214shares of $0.001 par value common stock issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                   FORM 10-QSB
                       ASIA PREMIUM TELEVISION GROUP, INC.

                                      INDEX


PART I.   Financial Information                                            Page

          Item 1.  Unaudited Condensed Consolidated Financial Statements      3

          Unaudited Condensed Consolidated Balance Sheets - June 30, 2003     4

          Unaudited Condensed Consolidated Statements of Operations for
          the three months ended June 30, 2003 and 2002                       5

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended June 30, 2003 and 2002                     6-7

          Notes to Unaudited Condensed Consolidated Financial Statements   8-17

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     18

          Item 3.  Controls and Procedures                                   20

          Other Information

          Item 1.  Legal Proceedings                                         20

          Item 2.  Changes in Securities and Use of Proceeds                 21

          Item 5.  Other Information                                         23

          Related Party Transactions                                         23

          Subsequent Events                                                  23

PART II.  Item 6.  Exhibits and Reports on Form 8-K                          24

          Signatures                                                         24

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Unaudited  Condensed  Consolidated  Financial  Statements

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


       ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
                 (A Development Stage Company)

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

                           ASSETS


                                                   June 30,
                                                     2003
                                                 -------------
CURRENT ASSETS: . . . . . . . . . . . . . . . .  $          -
                                                 -------------
    Total Current Assets. . . . . . . . . . . .             -

PROPERTY AND EQUIPMENT, NET . . . . . . . . . .         1,693
                                                 -------------
                                                 $      1,693
                                                 -------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
    Accounts payable. . . . . . . . . . . . . .  $     76,251
    Advances from related party . . . . . . . .       111,188
    Accrued expenses. . . . . . . . . . . . . .        45,896
    Convertible notes payable . . . . . . . . .     4,000,000
                                                 -------------
      Total Current Liabilities . . . . . . . .     4,233,335
                                                 -------------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 1,750,000,000
    shares authorized, 1,242,293,214 issued
    and outstanding . . . . . . . . . . . . . .     1,242,293
  Capital in excess of par value. . . . . . . .    91,225,095
  (Deficit) accumulated during the
    development stage.. . . . . . . . . . . . .    (8,889,353)
                                                 -------------
                                                   83,578,035
  Less: stock subscription receivable . . . . .   (87,809,677)
                                                 -------------
    Total Stockholders' (Deficit) . . . . . . .    (4,231,642)
                                                 -------------
                                                 $      1,693
                                                 -------------

      The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.



              ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          From the date of
                                                                          Inception  on
                                          For the Three  For the Three     May 23, 2001
                                          Months Ended   Months Ended        through
                                            June 30,        June 30,         June 30,
                                              2003           2002              2003
                                          -------------  -------------  ------------------
REVENUE                                   $           -  $           -  $               -
                                          -------------  -------------  ------------------
EXPENSES:
   General and administrative                    90,748         44,301          2,104,542
   Management compensation                        8,100          6,757            780,302
   Excess payment over basis of
   Film library asset acquired                        -              -          3,000,000
                                          -------------  -------------  ------------------
       Total Expenses                            98,848         51,058          5,884,844
                                          -------------  -------------  ------------------
LOSS FROM OPERATIONS                           (98,848)       (51,058)         (5,884,844)
                                          -------------  -------------  ------------------
OTHER INCOME (EXPENSE):
   Gain from forfeit of deposit received              -              -             30,000
   (Loss) on disposal of assets                       -              -         (3,034,783)
   Miscellaneous items                                -              -                274
                                          -------------  -------------  ------------------
        Total Other Income (Expense)                  -              -         (3,004,509)
                                          -------------  -------------  ------------------
LOSS BEFORE INCOME TAXES                       (98,848)       (51,058)         (8,889,353)

CURRENT INCOME TAXES                                 -              -                   -

DEFERRED INCOME TAX                                  -              -                   -
                                          -------------  -------------  ------------------
NET INCOME (LOSS)                         $    (98,848)  $    (51,058)  $      (8,889,353)
                                          -------------  -------------  ------------------
LOSS PER SHARE:                           $       (.00)  $       (.00)  $            (.00)
                                          -------------  -------------  ------------------

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                                      ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)

                                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      From the date of
                                                                                       Inception  on
                                                     For the Three    For the Three     May 23, 2001
                                                     Months Ended     Months Ended       through
                                                       June 30,         June 30,         June 30,
                                                         2003             2002             2003
                                                    ---------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . .  $      (98,848)  $      (51,058)  $  (8,889,353)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation expense . . . . . . . . . . . . .              57                -             102
    Non-cash expense . . . . . . . . . . . . . . .               -          275,700         997,600
    Excess payment over basis of film library
    asset acquired . . . . . . . . . . . . . . . .               -                -       3,000,000
    Loss on disposal of assets and liabilities to
      related party. . . . . . . . . . . . . . . .                                -       3,034,783
  Changes in assets and liabilities:
    Decrease in prepaid expense. . . . . . . . . .               -                -           3,757
    Decrease in other assets . . . . . . . . . . .               -                -          85,571
    Decrease in prepaid broadcast rights . . . . .               -           34,013               -
    Increase (decrease) in accounts payable. . . .          47,126         (343,503)        344,563
    Increase in advances from related party. . . .          59,188                -         111,188
    Increase (decrease) in accrued expenses. . . .          (7,523)          13,550         102,451
    Increase (decrease) in related party payable .               -          (44,079)         98,183
                                                    ---------------  ---------------  ----------------
    Net Cash provided (Used) by
      Operating Activities . . . . . . . . . . . .               -         (115,377)     (1,111,155)
                                                    ---------------  ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for property and equipment . . . . . .               -                -          (1,795)
                                                    ---------------  ---------------  ----------------
  Net Cash (Used) by Investing Activities. . . . .               -                -          (1,795)
                                                    ---------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .               -          112,950       1,112,950
                                                    ---------------  ---------------  ----------------
    Net Cash Provided by Financing Activities. . .               -          112,950       1,112,950
                                                    ---------------  ---------------  ----------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .               -           (2,427)              -

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .               -            3,101               -
                                                    ---------------  ---------------  ----------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $            -   $          674   $           -
                                                    ---------------  ---------------  ----------------

                                  [Continued]



              ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      From the date of
                                                                                       Inception  on
                                                     For the Three    For the Three     May 23, 2001
                                                     Months Ended     Months Ended       through
                                                       June 30,         June 30,         June 30,
                                                         2003             2002             2003
                                                    ---------------  ---------------  ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest                                       $             -  $             -  $             -
     Income taxes                                   $             -  $             -  $             -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  June  30,  2003:
     --------------------
     None

     For  June  30,  2002:
     --------------------
     The Company issued 2,757,000 shares of common stock for services valued at $275,700, or $.10 per share.



     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES  TO  UNAUDITED  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION - Asia Premium Television Group, Inc. was organized under the laws of the State of Nevada on September 21, 1989. On September 9, 2002 the name was changed to Asia Premium Television Group, Inc. and on May 22, 2000, the Company changed their name to GTM Holdings, Inc. Asia Premium Television Group, Inc. ("Parent") was originally formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. Parent entered into a stock for stock acquisition with American Overseas Investment Company ("AOI") during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase. Parent has subsequently entered into additional business acquisitions during 2003.

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the period then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     RECLASSIFICATION - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

     MINORITY OWNERSHIP - AOI was organized on May 23, 2001 in Macau, SAR, China. As required by government regulations, a Macau company must have at least two shareholders, one of whom must be a Macau resident. Currently, a shareholder/former officer/director is a one percent owner of AOI, with the Company owning ninety-nine percent.

     CHANGE IN CONTROL - In September 2002, the Company issued a total of 750,000,000 shares of common stock for the acquisition of subsidiaries. After these issuances, the prior shareholders held around 1.4% of the issued and outstanding shares of the Company. A change in control will occur as a result of these issuances. However, the acquisitions contemplated by these stock issuances are still pending and have not yet been finalized.

     DEVELOPMENT STAGE - The Company is considered to be a development stage company as defined in SFAS no. 7.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

     INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 6]

     FOREIGN CURRENCY TRANSLATION POLICY - The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. The gains or losses resulting from translation are included in stockholders' equity separately as cumulative transaction adjustments when material.

     Transaction gains and losses are included in the determination of net loss for the period. For revenues and expenses, the average exchange rate during the three month period was used to translate Hong Kong dollars and Macau Patacas into U.S. dollars.

     AOI's functional currency is the Macau SAR Pataca ("MOP"). ASTV-BVI's functional currency is the Hong Kong SAR Dollar ("HKD").

     EARNINGS (LOSS) PER SHARE - The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 11]

     REVENUE RECOGNITION - The Company has not yet generated any revenue from its planned operations.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
     Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative
     Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE  2  -  PROPERTY  AND  EQUIPMENT


     PROPERTY AND EQUIPMENT - The following is a summary of property and equipment - at cost, less accumulated depreciation as of:


                                    June 30, 2003
                                   ---------------
  Office and computer equipment .  $        1,795
  Less:  accumulated depreciation            (102)
                                   ---------------
                                   $        1,693
                                   ---------------

     Depreciation expense for the three months ended June 30, 2003 and 2002 amounted to $57 and $0, respectively.

NOTE  3  -  CONVERTIBLE  NOTES  PAYABLE

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

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  CONVERTIBLE  NOTES  PAYABLE  [CONTINUED]

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

NOTE  4  -  RELATED  PARTY  PAYABLES

     ADVANCE PAYABLE - Through March 31, 2003, a shareholder of the Company advanced $52,000 to the Company to cover operating expenses. During the three months ended June 30, 2003, the Company entered into an agreement for repayment of advances made through June 2003, wherein the Company agreed to pay interest of 5% or convert the June 30, 2003 balance of $105,984 into 2,119,672 shares of common stock, or $.05 per share.

     Subsequent to June 30, 2003, the Company issued 2,719,672 shares of common stock for payment of debt totaling $135,984, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement.

NOTE  5  -  CAPITAL  STOCK

     COMMON STOCK - The Company has authorized 1,350,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased it authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company's Board of Director's approved an increase in the Company's authorized shares to 1,350,000,000. In March 2003, the Company's Board of Director's approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At June 30, 2003, the Company had 1,242,293,214 shares issued and outstanding.

     COMMON STOCK ISSUANCES - Subsequent to June 30, 2003, the Company issued 2,719,672 shares of common stock for debt of $135,984, on $.05 per share the Company also issued 204,706 shares of common stock related to an anti-dilution agreement.

     Subsequent to June 30, 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition. The Company also issued 26,344,086 shares of common stock as part of an anti-dilution agreement.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  CAPITAL  STOCK  [CONTINUED]

     In March 2003, the Company entered into a proposed acquisition agreement with Shangdong Hongzi Advertising Company, Ltd. wherein the Company issued 350,000,000 shares of common stock for a stock subscription of $31,500,000, or $.09 per share. [See Note 10]

     In March 2003, the Company entered into a proposed acquisition agreement with Lee & Brothers International Advertising, Ltd. wherein the Company issued 50,000,000 shares of common stock for a stock subscription receivable of $4,500,000, or $.09 per share. [See Note 10]

     In March 2003, the Company issued 30,107,525 shares of common stock related to an anti-dilution agreement with a shareholder/former officer/director. The Company recorded a stock subscription receivable of $2,709,677, or $.09 per share.

     The Company issued 50,853,000 shares of common stock to a shareholder/former officer/director for services valued at $2,542,650, or $.05 per share, October 2002.

     The Company issued 300,000,000 shares of common stock for stock subscription receivables of $18,600,000 related to a proposed business acquisition. The total of $18,600,000 was at $.06 per share, September 2002. [See Note 10]

     The Company issued 450,000,000 shares of common stock for $1,000,000 cash and stock subscription receivables of $30,500,000 related to a proposed business acquisition. The total of $31,500,000 was at $.07 per share, September 2002. [See Note 12]

     The Company issued 1,015,500 shares of common stock for $112,950, at prices ranging from $.08 to $.18 per share, June 2002

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

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  CAPITAL  STOCK  [CONTINUED]

     On September 21, 2001 the Company issued 400,000 shares of common stock to an entity related to shareholders of the Company for consulting services rendered. The shares were issued at $.10 per share.

     In September 2001, the Company issued 5 shares of common stock due to rounding in connection with a reverse stock split.

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

     WARRANTS/OPTIONS - The Company has no warrants/options issued and outstanding as of June 30, 2003 and June 30, 2002.

     2001STOCK PLAN - During 2001, the Board of Directors adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At June 30, 2003 and June 30, 2002, no options were granted under the Plan.

     ANTI-DILUTION CLAUSE - The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and liabiltities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.

     In March 2003, the Company issued 30,107,525 shares of common stock related to the anti-dilution clause. Subsequent to June 30, 2003, the Company issued 26,344,086 and 204,706 shares of common stock as part of the anti-dilution agreements.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  INCOME  TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

     The Company has available at June 30, 2003, unused operating loss carryforwards of approximately $8,890,000, which may be applied against future taxable income. As substantial changes in the Company's ownership has occurred, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards at June 30, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $15,000 and $7,700 for June 30, 2003 and June 30, 2002, respectively.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

     MANAGEMENT COMPENSATION - For the three months ended June 30, 2003, the Company expensed $8,100 for services as management compensation. During the three month ended June 30, 2002, the Company expensed $6,757 as services by a shareholder/former officer/director.

     OFFICE  SPACE  -  The  Company  is currently renting office space in Machau
     (SAR) China, related to an officer of the Company, in addition to office space in Hong Kong (SAR) China. The monthly rent is approximately $100 per month for the Machau location. The total amount of rent paid during the three months ended June 30, 2003 was $33,053. During the three months ended June 30, 2002, the Company expensed $3,707 as rent expense for office space from an entity related to a shareholder/former officer/director.

     ADVANCES BY RELATED PARTY - During the year ended March 31, 2003, an entity related to a shareholder advanced the Company $52,000. The Company received additional advances during the three months ended June 30, 2003 of $55,984. The Company agreed to repay the advances with interest of five percent (5%) or convert the balance at June 2003 into 2,119,672 shares of common stock, or $.05 per share. Subsequent to June 30, 2003, the Company received an additional $30,000 and issued 2,719,672 shares of common stock for debt relief of $135,984, or $.05 per share. The Company also issued 204,706 shares of common stock to a former officer/director due to an anti-dilution agreement because of the issuance of the 2,719,672 shares of common stock.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  GOING  CONCERN

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

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

     During the three month ended June 30, 2003 and June 30, 2002, the Company entered into various consulting arrangements primarily related to potential funding to assist the Company in pursuing its planned operations in television and media. A total of 0 and 2,757,000 shares of common stock were issued to these consultants for services valued at $0 and $275,700 during the three months ended June 30, 2003 and June 30, 2002, respectively.

     In October 2002, the Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and assumed all liabilities of the Company as of October 22, 2002 in exchange for the Company paying $1,000,000 cash and issuing 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company within this one year period, the shareholder is to receive a sufficient shares to maintain a seven percent (7%) ownership of the total issued and outstanding shares of common stock.

     Subsequent to June 30, 2003, the Company issued 26,344,086 and 204,706 shares of common stock as part of the anti-dilution agreement.

NOTE  10  -  PROPOSED  ACQUISITIONS

     Commencing in approximately May 2002, the Company began negotiations to acquire various entities and assets in an effort to better pursue its business plans. In this connection, the Company agreed to sell substantially all its assets and the related liabilities to an officer, director and majority shareholder of the Company. The officer has indemnified the Company from any liabilities resulting from the operations of the Company prior to the October 2002 closing date. The Company did retain the obligation for $4,000,000 in convertible notes payable and did retain a license to use the film library which had been purchased from Sun for a convertible note in the amount of $3,000,000. The Company did not retain the prepaid usage rights which had been acquired from Sun pursuant to a facilities and production agreement. The asset sale was finalized during October 2002. In consideration of the indemnification agreement and the transfer of assets the Company issued 50,853,000 shares of common stock and paid $1,000,000 to the officer, director and majority shareholder.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  PROPOSED  ACQUISITIONS  [CONTINUED]

     The Company entered into an acquisition agreement during October 2002 wherein the Company agreed to issue 450,000,000 shares of common stock in consideration for various assets valued $30,500,000 and cash of $1,000,000 for a total of $31,500,000, or $.07 per share. Although the Company issued the shares of common stock, the final consummation of the acquisition has yet to occur and is expected to be finalized during 2003. A subscription receivable has been recorded for $31,500,000 less $1,000,000 which was received during 2002. The assets to be acquired were originally to consist of the following:

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

     During April 2003, the Company agreed to issue 350,000,000 shares of common stock for the outstanding share capital of Beijing Yongfu Century Advertising Consultancy Company Limited. The Company did not have adequate authorized shares of common stock to issue until July 2003, when the Company increased its common stock to 1,750,000,000. The Company issued the 350,000,000 shares in July 2003.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  EARNINGS  (LOSS)  PER  SHARE

     The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 2003 and 2002 and from the date of inception on May 23, 2001 through June 30, 2003:


                                                                          Cumulative
                                                                        From Inception
                                      For the three    For the three      on May 23,
                                      months ended     months Ended     2001 through
                                        June 30,         June 30,          June 30,
                                          2003             2002              2003
                                     ---------------  ---------------  ---------------
  Loss from continuing operations
    available  to common
    stockholders (numerator). . . .  $      (98,848)  $      (51,058)  $   (8,889,353)
                                     ---------------  ---------------  ---------------
    Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period (denominator)   1,242,643,214       53,659,546      359,985,385
                                     ---------------  ---------------  ---------------

     At June 30, 2003 and June 30, 2002, the Company has two convertible notes payable totaling $4,000,000 which may be convertible into approximately 20,000,000 and 40,000,000 shares of common stock, respectively which were not used in the computation of earnings per share as the effect is anti-dilutive.

     Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE  12  -  CONCENTRATIONS

     The  Company's  planned  operations  are  located  in  China.

NOTE  13  -  SUBSEQUENT  EVENTS

     The Company is continuing to negotiate the acquisition of various assets from proposed business acquisitions. In April 2003, the Company entered into an agreement acknowledging that the acquisitions were still not finalized. Accordingly, the Company continues to carry common stock subscriptions receivables in the amount of $87,809,677 at June 30, 2003.

     In April 2003, the Company entered into a proposed acquisition agreement with Beijing Yongfu Century Consulting Company Limited wherein the Company would issue 350,000,000 shares of common stock. In July 2003, the Company increased the authorized shares of common stock to 1,750,000,000 and issued the 350,000,000 shares of common stock related to this acquisition. The Company also issued 26,344,086 shares of common stock due to an anti-dilution agreement to a former officer/director.

     Subsequent to June 30, 2003, the Company issued 2,719,672 shares of common stock for debt of $135,984, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement to a former officer/director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

DESCRIPTION  OF  BUSINESS

GENERAL

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

In October 2002, the Company disposed of certain assets and acquired new assets in order to further pursue its business plan. The acquisitions agreed upon in October 2002 have not yet been completed and the Company anticipates concluding its acquisition plan by year end 2003.

The  Company's  common  stock  is  quoted  on the OTCBB under the symbol "ASTV."

NATURE  OF  BUSINESS

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

The Company has subsequently proposed to acquire 100% of Shangdong Hongzhi Advertising, Ltd. and subsidiaries and 100% of Lee and Brothers International Advertising, Ltd. and subsidiary. The Company has also entered into a letter of intent to acquire 100% of Beijing Young Fu Century Consulting, Ltd. For these additional assets, the Company renegotiated the terms of the original agreement to include issuance of up to 750,000,000 shares. At the present time, completion of the proposed acquisitions is still pending.

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

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  JUNE  30,  2002

Total revenue during the three months ended June 30, 2003 and for the three months ended June 30, 3002 was $-0-.

Total expenses for the three months ended June 30, 2003 were $98,848 consisting of $90,748 in general and administrative expenses and $8,100 in management compensation. Total expenses for the three months ended June 30, 2002 were $51,058 consisting of $44,302 in general and administrative expenses and $6,757 in management compensation.

As a result of these factors, we realized a net loss of $98,848 during the three months ended June 30, 2003 compared to a new loss of $51,058 for the three months ended June 30, 2002. General and administrative expenses during both periods consisted of professional fees, executive compensation, operating overhead and legal and accounting fees.

Higher general and administrative expenses in 2003 are largely attributable to increased management compensation and increased costs associated with complying with our public reporting obligations and implementing our business plan.

LIQUIDITY  AND  CAPITAL  RESOURCES

Total  assets  at  June  30, 2003 were $1,693 in property and equipment.   As of
June  30,  2003,  we  had  $-0-  cash  and  no  accounts  receivable.

Total liabilities at June 30, 2003 were $4,233,335. Liabilities consist of $76,251 in accounts payable, $111,188 in advances from a related party and $45,896 in accrued expenses. At June 30, 2003 the Company had two convertible notes payable totaling $4,000,000 which may be convertible into approximately 20,000,000 and 40,000,000 shares of common stock.

During the next six months we hope to reduce liabilities and bring current our outstanding debts through implementation of our business plan. We believe that upon consummation of our proposed acquisitions we will begin to generate revenue to apply toward our liabilities. We will also have ongoing legal and auditing expenses relating to our public reports as well as office rental and other expenses.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

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

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The Company is currently in the process of preparing a legal complaint against Areson & Company and William H. Areson, Jr., to be filed in the United States District Court, Central Division, State of Utah and in Hong Kong. The Complaint alleges that the defendants represented that they were fully authorized, qualified and licensed to undertake accounting and auditing work to meet the Company's U.S. Securities and Exchange Commission reporting requirements. The complaint further alleges that the Company recently discovered that the defendants were not authorized, qualified or licensed to practice before the SEC and the Company, having relied upon the defendants representations has suffered serious and extensive damage. The complaint also alleges breach of contract and accounting malpractice and requests punitive damages. The total amount of relief sought is $4,000,000. The Company anticipates filing this complaint by year end, 2003.

Management is not aware of any other current or pending legal proceedings involving the Company or our officers and directors.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

COMMON  STOCK

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

Subsequent to June 30, 2003, the Company issued 2,719,672 shares of common stock for debt of $135,984, on $.05 per share the Company also issued 204,706 shares of common stock related to an anti-dilution agreement. The Company relied on
Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

Subsequent to June 30, 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition. The Company also issued 26,344,086 shares of common stock as part of an anti-dilution agreement. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

WARRANTS/OPTIONS

The Company has no warrants/options issued and outstanding as of June 30, 2003 and June 30, 2002.

2001STOCK  PLAN

During 2001, the Board of Directors adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under
Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At June 30, 2003 and June 30, 2002, no options were granted under the Plan.

ANTI-DILUTION  CLAUSE

The Company entered into an agreement with William Fisher, a shareholder/former officer/director in which the shareholder acquired all assets and liabilities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.

In March 2003, the Company issued 30,107,525 shares of common stock related to the anti-dilution clause. Subsequent to June 30, 2003, the Company issued 26,344,086 and 204,706 shares of common stock as part of the anti-dilution agreements.

ITEM  5.  OTHER  INFORMATION

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Through March 31, 2003, Sun Media, a shareholder of the Company advanced $52,000 to the Company to cover operating expenses. During the three months ended June 30, 2003, the Company entered into an agreement for repayment of advances made through June 2003, wherein the Company agreed to pay interest of 5% or convert the June 30, 2003 balance of $105,984 into 2,119,672 shares of common stock, or $.05 per share.

Subsequent to June 30, 2003, the Company issued 2,719,672 shares of common stock to Sun Media for payment of debt totaling $135,984, or $.05 per share. The Company also issued 204,706 shares of common stock to William Fisher, a shareholder and former director and officer of the Company, related to an anti-dilution agreement.

For the three months ended June 30, 2003, the Company expensed $8,100 to Stanley
R.  Goss,  our Chief Financial Officer, for services as management compensation.

The Company is currently renting office space in Machau (SAR) China, related to an officer of the Company, in addition to office space in Hong Kong (SAR) China. The monthly rent is approximately $100 per month for the Machau location. The total amount of rent paid during the three months ended June 30, 2003 was $33,053.

SUBSEQUENT  EVENTS

Subsequent to the date of this report, the Company has relocated its office in Hong Kong and opened a second office in Beijing.

   Rm.  702,  7/F.,  Sing Pao Building     Rm. 602, 2 North Tuanjiehu St.
   101  King's  Road                       Chaoyang  District
   North  Point,  Hong  Kong               Beijing  100026,  P.R.  China
   Telephone:  852-2512-4258               Telephone:  8610-6582-7788  Ext.8915

   Fax:        852-2169-3733               Fax:        8610-6582-6700


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                                                LOCATION

          31.1  Certification of Chief Executive Officer Pursuant to Section 302 of  Attached
                the Sarbanes-Oxley Act of 2002

          31.2  Certification of Chief Financial Officer Pursuant to Section 302 of  Attached
                the Sarbanes-Oxley Act of 2002

          32.1  Certification of Chief Executive Officer Pursuant to Section 906 of  Attached
                the Sarbanes-Oxley Act of 2002

          32.2  Certification of Chief Financial Officer Pursuant to Section 906 of  Attached
                the Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K.

During the period of this report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ASIA  PREMIUM  TELEVISION  GROUP,  INC.


Date:     Sept.  15,  2003
                                   By:  /s/  Yin  Jian  Ping
                                   -------------------------
                                   Yin  Jian  Ping
                                   Chief  Executive  Officer



Date:     Sept.  15,  2003
                                   By:/s/  Stanley  R.  Goss
                                   -------------------------
                                   Stanley  R.  Goss
                                   Chief  Financial  Officer