Form 10QSB
period 2003-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2003-12-23
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE

SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 2003

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

At  September 30, 2003 the issuer had 1,621,561,678 shares of $0.001 par value common stock  issued  and  outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]

#

FORM 10-QSB

ASIA PREMIUM TELEVISION GROUP, INC.

INDEX

PART I.  Financial Information

  Page

Item 1.  Unaudited Condensed Consolidated Financial Statements

3

Unaudited Condensed Consolidated Balance Sheets – Sept. 30,2003

4

Unaudited Condensed Consolidated Statements of Operations for

5

the three and six months ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Cash Flows for

6

the three and six months ended September 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

8

Item 2.  Management's Discussion and Analysis of Financial

18

Item 3.  Controls and Procedures

20

PART II.  Other Information

20

Item 1.  Legal Proceedings

20

Item 2.  Changes in Securities and Use of Proceeds

20

Item 5.  Other Information

23

Related Party Transactions

23

Subsequent Events

23

Item 6.  Exhibits and Reports on Form 8-K

23

Signatures

24

(Inapplicable  items  have  been  omitted)

#

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

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

September 30,

2003

___________

CURRENT ASSETS:

$

-

___________

$

-

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

80,531

Accounts payable – related party

10,761

Accrued expenses

76,980

Convertible notes payable

4,000,000

___________

Total Current Liabilities

4,168,272

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 1,750,000,000

shares authorized, 1,621,561,678 issued

and outstanding

1,621,562

Capital in excess of par value

109,809,250

Deficit accumulated during the

development stage.

(58,072,202)

___________

53,358,610

Less: stock subscription receivable

(57,526,882)

___________

Total Stockholders' Equity (Deficit)

(4,168,272)

___________

$

-

___________

The accompanying notes are an integral part of this unaudited condensed financial statement.

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

From the date

For the Three

For the Six

of inception on

Months Ended

Months Ended

May 23, 2001

September 30,

September 30,

through

__________________

_________________

September 30,

2003

2002

2003

2002

2003

_________

_________

_________

_________

___________

REVENUE

$

-

$

-

$

-

$

-

$

-

_________

_________

_________

_________

___________

EXPENSES:

General and administrative

22,536

28,369

113,284

347,737

2,127,078

Management compensation

58,620

1,431

66,720

8,822

838,922

Excess over basis of film

liabrary asset acquired

-

-

-

-

3,000,000

Loss on unsuccessful

    acquisitions

49,100,000

-

49,100,000

-

49,100,000

_________

_________

_________

_________

___________

Total Expenses

49,181,156

29,800

49,280,004

      356,559

   (55,066,000)

_________

_________

_________

_________

___________

LOSS FROM OPERATIONS

(49,181,156)

   (29,800)

(49,280,004)

   (356,559)

 (55,066,000)

OTHER INCOME (EXPENSE):

Gain from forfeit of deposit received

-

-

-

-

30,000

(Loss) on disposal of assets

(1,693)

-

(1,693)

-

(3,036,476)

Miscellaneous items

-

-

-

-

274

_________

_________

_________

_________

___________

Total Other

     Income (Expense)

(1,693)

  (29,800)

(1,693)

-

(3,006,202)

_________

_________

_________

_________

___________

LOSS BEFORE INCOME TAXES

(49,182,849)

  (29,800)

(49,281,697)

    (356,559)

 (58,072,202)

CURRENT INCOME TAXES

-

-

-

-

-

DEFERRED INCOME TAXES

-

-

-

-

-

_________

_________

_________

_________

___________

NET LOSS

$(49,182,849)

$(29,800)

$(49,281,697)

$(356,559)

$(58,072,202)

_________

_________

_________

_________

___________

LOSS PER SHARE

$

(.03)

$

(.00)

$

(.04)

$

(.01)

$        (.09)

_________

_________

_________

_________

___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From the Date of

For the six

Inception on

Months Ended

May 23, 2001

September 30,

Through

________________________

September 30,

2003

2002

2003

_________

__________

__________

Cash Flows from Operating Activities:

Net income (loss)

$(49,281,697)

$

(356,559)

$

(58,072,202)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Depreciation expense

57

-

102

Non-cash expense

10,235

275,700

1,007,835

Excess payment over basis of film library

asset acquired

-

-

3,000,000

Loss on disposal of assets and liabilities to

related party

1,693

-

3,036,476

Loss on unsuccessful acquisitions

49,100,000

-

   49,100,000

Changes in assets and liabilities:

Decrease in prepaid expense

-

-

3,757

Decrease in other assets

-

-

85,571

Decrease in prepaid broadcast rights

-

44,850

-

Increase (decrease) in accounts payable

51,408

(343,517)

348,845

Increase in advances from related party

94,743

11,836

146,743

Increase (decrease) in accrued expenses

23,561

14,237

133,535

Increase (decrease) in related party payable

-

237,712

98,183

__________

__________

__________

Net Cash Provided (Used) by

Operating Activities

-

(115,741)

(1,111,155)

__________

__________

__________

Cash Flows from Investing Activities:

Payment for property and equipment

-

-

(1,795)

__________

__________

__________

Net Cash (Used) by Investing Activities

-

-

(1,795)

__________

__________

__________

Cash Flows from Financing Activities:

Proceeds from sale of common stock

-

1,112,950

1,112,950

__________

__________

__________

Net Cash Provided by Financing Activities

-

1,112,950

1,112,950

__________

__________

__________

Net Increase (Decrease) in Cash

-

997,209

-

Cash at Beginning of Period

-

3,101

-

__________

__________

__________

Cash at End of Period

$

-

$

1,000,310

$

-

__________

__________

__________

 [Continued]

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

From the Date of

For the Six

Inception on

Months Ended

May 23, 2001

September 30,

Through

________________________

September 30,

2003

2002

2003

__________

__________

__________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

$

-

Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended September 30, 2003:

The Company issued 204,706 shares of common stock for services valued at $10,235, or $.05 per share.

The Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share.

For the six months ended September 30, 2002:

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Asia Premium Television Group, Inc. (“Parent”) was organized under the laws of the State of Nevada on September 21, 1989. Parent went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc.  Asia Premium Television Group, Inc. was originally formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. Parent entered into a stock for stock acquisition with American Overseas Investment Company (“AOI”) during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase. Parent is proposing to enter into additional business acquisitions during 2003 and 2004.

American Overseas Investment Company (“AOI”) was formed in Macau, SAR, China on May 23, 2001.

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Island Company.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.

Consolidation – The financial statements include the accounts of Parent, AOI and APTV-BVI (“the Company”). All inter-company balances and transactions between Parent, AOI and APTV-BVI have been eliminated in consolidation.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2003 audited financial statements.  The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in control - In September 2002, the Company issued a total of 750,000,000 shares of common stock in anticipation of the acquisition of subsidiaries. After these issuances, the prior shareholders held around 1.4% of the issued and outstanding shares of the Company. A change in control occurred or will occur as a result of these issuances.

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

AOI’s functional currency is the Macau SAR Pataca (“MOP”). ASTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

Earnings (Loss) Per Share – The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share”, which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive.  [See Note 11]

Revenue Recognition – The Company has not yet generated any revenue from its planned operations.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation expense for the six months ended September 30, 2003 and 2002 amounted to $57 and $0, respectively. During the six months ended September 30, 2003, the Company disposed of the equipment and recognized a loss of $1,693.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  At September 30, 2003, the approximate number of shares for which the note could have been converted, amounted to 16,666,667 shares of common stock.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES PAYABLE [Continued]

The company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  At September 30, 2003, the approximate number of shares for which the note could have been converted, amounted to 5,555,556 shares of common stock.

NOTE 4 – RELATED PARTY PAYABLES

Advance Payable – Through March 31, 2003, a shareholder of the Company advanced $52,000 to the Company to cover operating expenses. During the six months ended September 30, 2003, the Company entered into an agreement for repayment of advances made through September 2003, wherein the Company agreed to pay interest of 5% or convert the September 30, 2003 balance of $105,984 into 2,119,672 shares of common stock, or $.05 per share. In July 2003, the Company issued 2,719,672 shares of common stock for payment of debt totaling $135,982, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement.

NOTE 5 - CAPITAL STOCK

Common Stock – The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased it’s authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At September 30, 2003, the Company had 1,621,561,678 shares issued and outstanding.

Common Stock Issuances – In August 2003, the Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement and recorded an expense of $10,237.

In July 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition. The Company also issued 26,344,086 shares of common stock as part of an anti-dilution agreement.

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

The Company issued 300,000,000 shares of common stock for stock subscription receivables of $18,600,000 related to a proposed business acquisition. The total of $18,600,000 was at $.06 per share, September 2002. In September 2003, the Company expensed $18,600,000 as a loss on unsuccessful acquisition.   [See Note 10]

The Company issued 450,000,000 shares of common stock for $1,000,000 cash and stock subscription receivables of $30,500,000 related to a proposed business acquisition. The total of $31,500,000 was at $.07 per share, September 2002. In September 2003, the Company expensed $30,500,000 as a loss on unsuccessful acquisition.  [See Note 12]

The Company issued 1,015,500 shares of common stock for $112,950, at prices ranging from $.08 to $.18 per share, June 2002

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

Warrants/Options – The Company has no warrants/options issued and outstanding as of September 30, 2003 and  2002.

2001Stock Plan - During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001.  The total number of shares of common stock available under the Plan may not exceed 2,000,000. At September 30, 2003 and 2002, no options were granted under the Plan.

Anti-dilution clause - The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and liabilities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.  In March 2003, the Company issued 30,107,525 shares of common stock related to the anti-dilution clause. The Company issued in August 2003 26,344,086 and in July 2003 204,706 shares of common stock as part of the anti-dilution agreement.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 2003, unused operating loss carryforwards of approximately $8,890,000, which may be applied against future taxable income. As substantial changes in the Company’s ownership has occurred, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards at September 30, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $15,000 and $7,700 for September 30, 2003 and 2002, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation – For the six months ended September 30, 2003, the Company expensed $66,720 for services as management compensation. During the six month ended September 30, 2002, the Company expensed $8,822 as services by a shareholder/former officer/director. At September 30, 2003, unpaid payroll due to a current officer and shareholder/former officer/director, is $76,980 which is reflected as accrued expenses on the face of the balance sheet.

Office Space – The Company is currently renting office space in Macau (SAR) China, related to an officer of the Company, in addition to office space in Hong Kong (SAR) China.  The monthly rent is approximately $100 per month for the Macau location. The total amount of rent paid during the six months ended September 30, 2003 was $38,635. During the six months ended September 30, 2002, the Company expensed $7,186 as rent expense for office space from an entity related to a shareholder/former officer/director.

Advances By Related Party – During the year ended March 31, 2003, an entity related to a shareholder advanced the Company $52,000. The Company received additional advances during the six months ended September 30, 2003 of $83,982. The Company agreed to repay the advances with interest of five percent (5%) or convert the balance at September 2003 into 2,719,672 shares of common stock, or $.05 per share. The Company also issued 204,706 shares of common stock to a former officer/director due to an anti-dilution agreement.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets and has no working capital to pay its expenses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The consolidated financial statement do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the six month ended September 30, 2003 and 2002, the Company entered into various consulting arrangements primarily related to potential funding to assist the Company in pursuing its planned operations in television and media. A total of 0 and 2,757,000 shares of common stock were issued to these consultants for services valued at $0 and $275,700 during the six months ended September 30, 2003 and 2002, respectively.

NOTE 10 – PROPOSED ACQUISITIONS

Commencing in approximately May 2002, the Company began negotiations to acquire various entities and assets in an effort to better pursue its business plans.  In this connection, the Company agreed to sell substantially all its assets and the related liabilities to an officer/director/shareholder of the Company.  The officer/director/shareholder has indemnified the Company from any liabilities resulting from the operations of the Company prior to the October 2002 closing date. The Company did retain the obligation for $4,000,000 in convertible notes payable and did retain a license to use the film library which had been purchased from Sun for a convertible note in the amount of $3,000,000. The Company did not retain the prepaid usage rights which had been acquired from Sun pursuant to a facilities and production agreement.  The asset sale was finalized during October 2002.  In consideration of the indemnification agreement and the transfer of assets the Company issued 50,853,000 shares of common stock and paid $1,000,000 to the officer/director/shareholder.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – PROPOSED ACQUISITIONS [Continued]

The Company entered into an acquisition agreement during October 2002 wherein the Company agreed to issue 450,000,000 shares of common stock in consideration for various assets valued $30,500,000 and cash of $1,000,000 for a total of $31,500,000, or $.07 per share.  Although the Company issued the shares of common stock, the final consummation of the acquisition never occurred.  A subscription receivable was recorded for $31,500,000 less $1,000,000 which was received during 2002.

The Company also agreed during October 2002, to issue 300,000,000 shares of common stock to Sun Media Group Holdings LTD. for consideration expected to be valued at $18,600,000.  The consideration is to be paid through the transfer of all shares of stock of certain companies, including: a) Capital Channel Limited and b) Sun Television Cybernetworks Trading Limited.  Sun Television Cybernetworks Trading LTD owns 53.2% of BCC LTD. Although the Company issued the shares of common stock, the final consummation of the acquisition never occurred.  A subscription receivable for $18,600,000 was recorded pending final consummation of the acquisition.

In September 2003, the Company determined that the above acquisitions would not be completed and that the $1,000,000 received would be the complete consideration for both issuances of common stock and thus wrote-off the balance of the subscription receivables of $30,500,000 and $18,600,000  as a loss on unsuccessful acquisition in the total amount of $49,100,000.

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement.  Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shangdon Hongzhi Advertising Ltd. and Lee & Bros International Advertising.  The Company approved the issuance of 50,000,000 shares of common stock to Jiang Qiang for the purchase of 100% of Lee & Bros International Advertising LTD.  and also approved the issuance of 350,000,000 to Jiang Quang to acquire Shandong Hongzhi Advertising Co. The Company further agreed to issue 30,107,525 shares to Hong Kong Pride Investment Ltd. related to an anti-dilution clause to a shareholder/former officer/director. These acquisitions of Shangdon Hongzhi Advertising Ltd. and Lee & Bros International Advertising Ltd. are expected to be finalized and closed during 2004.

During April 2003, the Company agreed to issue 350,000,000 shares of common stock for the outstanding share capital of Beijing Yongfu Century Advertising Consultancy Company Limited. The Company did not have adequate authorized shares of common stock to issue until July 2003, when the Company increased its authorized common stock to 1,750,000,000. The Company issued the 350,000,000 shares in July 2003.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the six months ended September 30, 2003 and 2002 and from the date of inception on May 23, 2001 through September 30, 2003:

From the date of

For the Three

For the Six

inception on

Months Ended

Months Ended

May 23, 2001

September 30,

September 30,

Through

______________________

____________________

September 30,

2003

2002

2003

2002

2003

__________

 _________

________

_______

___________

Income (loss) available to

common shareholders

(Numerator)

$

(49,182,849)

$

(29,800)

$

(49,281,697)

$

(356,559)

$(58,072,202)

     __________

 _________

__________

 _________

___________

Weighted average number of

 common shares outstanding

used in earnings (loss) per

 share during the period

(Denominator)

1,558,739,040

92,854,428

1,401,380,733

50,760,626

637,499,116

__________

 _________

__________

 _________

___________

At September 30, 2003 and 2002, the Company has two convertible notes payable totaling $4,000,000 which may be convertible into approximately 22,222,222 and 40,000,000 shares of common stock, respectively which were not used in the computation of earnings per share as the effect is anti-dilutive.

Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 12 – SUBSEQUENT EVENTS

The Company is continuing to negotiate the acquisition of various assets from proposed business acquisitions. Accordingly, the Company continues to carry common stock subscriptions receivables in the amount of $57,526,882 at September 30, 2003.

#

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

In  October 2002, the Company disposed of certain assets and acquired new assets in  order  to further pursue its business plan, intending to complete the acquisitions during 2003.  In September 2003, the Company determined that the acquisitions would not be completed and that the $1,000,000 received would be the complete consideration for the issuances of common stock and wrote off the balance of subscriptions receivable as a loss on unsuccessful acquisitions in the total amount of $49,100,000. The remaining acquisitions are expected to be completed during 2004

The  Company's  common  stock  is  quoted  on the OTCBB under the symbol "ASTV."

NATURE  OF  BUSINESS

The  Company  is continuing to pursue the marketing and distribution of its film library  content.  In addition, Management has decided to place more emphasis on media,  marketing  and  advertising  ventures  in  the  Greater  China  region.

During  September  2002,  the  Company  entered into an agreement with Asia East Investments,  Ltd.  and  Sun  Media  Group  Holdings,  Ltd.  As a result of this agreement,  the  Company  planned  to purchase from Asia East Investments, Ltd., a combination of assets consisting of the digital cable television video on demand broadcasting  rights  for  the  Peoples  Republic  of  China; the rights under a revenue  sharing  contract  distribution  agreement  made with a leading digital satellite  platform  provider  "Chinacast";  the  rights  under  digital  cable television  revenue  sharing content distribution agreement; 100% of Stone Media Investments,  Ltd.  and  subsidiary  and fixed assets along with $1,000,000 U.S.  cash.  In  exchange  the  Company issued 450,000,000 shares of common restricted stock.  Also  as  a result of this agreement, the Company planned to purchase from Sun  Media  Group  Holdings,  Ltd. 100% of Capital Channel, Ltd. and 100% of Sun Television Cyber Networks Trading, Ltd., and subsidiary.   In exchange for these assets,  the  Company  issued 300,000,000 shares of common restricted stock.  In further  consideration  of  entering  these  agreements,  Mr. Fisher entered the Fisher  agreement  described  below.

As  a  result  of the Company's due diligence review of this transaction, it was mutually agreed that the assets transferred did not have adequate value to equal the  consideration  paid  by the Company, and the Company decided not to pursue the acquisitions further, as stated above.

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

THREE  AND SIX MONTH  PERIODS  ENDED  SEPTEMBER 30,  2003  AND  SEPTEMBER  30,  2002

Total  revenue  during  the  six  months ended September 30, 2003 and for the six months  ended  September  30,  2003  was  $-0-.

Total  expenses for the three months ended September 30, 2003 were $81,156 consisting of $22,536  in  general  and  administrative  expenses and $58,620 in management compensation. Total  expenses for the six months ended September 30, 2003 were $180,004 consisting of $113,284  in  general  and  administrative  expenses and $66,720 in management compensation. Total  expenses  for  the  three  months ended September 30, 2002 were $29,800  consisting of $28,369 in general and administrative expenses and $1,431 in  management  compensation. Total  expenses  for  the  six  months ended September 30, 2002 were $356,559  consisting of $347,737 in general and administrative expenses and $8,822 in  management  compensation.

Also during the September 2003 period, in addition to the above, a loss related to unsuccessful acquisitions was recorded, as identified earlier, in the amount of $49,100,000.

As a result of these factors, we realized a net loss of $49,182,849 during the three months  ended  September  30,  2003  and a net loss of $49,281,697 during the six months  ended  September  30,  2003 compared  to a net loss of $29,800 for the three months  ended  September  30,  2002 and a net loss of $356,559 for the six months  ended  September  30,  2002.  General and administrative expenses during all periods  consisted  of  professional  fees,  executive  compensation,  operating overhead  and  legal  and  accounting  fees.

Higher  general  and administrative expenses in 2003 are largely attributable to increased  management compensation and increased costs associated with complying with  our  public  reporting  obligations  and  implementing  our business plan.

#

LIQUIDITY  AND  CAPITAL  RESOURCES

At September  30, 2003, the Company had no assets.  Total  liabilities  at  September  30,  2003 were $4,168,272.  Liabilities consist of $80,531  in  accounts  payable,  $10,761 in  advances from a related party and $76,980  in  accrued expenses.  At September 30, 2003 the Company had two convertible notes  payable  totaling  $4,000,000 which may be convertible into approximately 20,000,000  and  40,000,000  shares  of  common  stock.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

As of the date of this report, we evaluated the effectiveness  and  operation of our disclosure controls and procedures pursuant to  Rule  13a-14  of  the  Securities  Exchange  Act  of  1934.  Based  on  that evaluation,  our  Chief  Executive  Officer  and  Chief  Financial  Officer have concluded that our disclosure controls and procedures are effective.  There have been  no  significant  changes  in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

The  Company  is currently in the process of pursuing a legal complaint against Areson  &  Company  and William H. Areson, Jr., filed in the United States District Court, Central Division, State of Utah and in Hong Kong.  The Complaint alleges  that  the  defendants  represented  that  they  were  fully authorized, qualified  and  licensed  to  undertake accounting and auditing work to meet the Company's  U.S.  Securities and Exchange Commission reporting requirements.  The complaint  further  alleges  that  the  Company  recently  discovered  that  the defendants were not authorized, qualified or licensed to practice before the SEC and  the Company, having relied upon the defendants representations has suffered serious and extensive damage.  The complaint also alleges breach of contract and accounting  malpractice  and  requests  punitive  damages.  The  total amount of relief  sought  is $4,000,000.

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

In October 2001, the Company issued 175,000 shares of common stock registered on Form  S-8  to  a  consultant  for  services  rendered  to  the Company valued at $17,500.

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

In August 2003, the Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share the Company also issued 204,706 shares of  common  stock  related to an anti-dilution agreement.  The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were  not  issued in connection with any public offering and no commissions were paid  on  the  transaction.

In July  2003, the Company issued 350,000,000 shares of common stock  related  to  a  proposed acquisition.  The Company also issued 26,344,086 shares  of  common  stock  as  part  of an anti-dilution agreement.  The Company relied  on Section 4(2) of the Securities Act of 1933 to effect the transaction. The  shares  were  not  issued  in  connection  with  any public offering and no commissions  were  paid  on  the  transaction.

WARRANTS/OPTIONS

The  Company  has no warrants/options issued and outstanding as of September 30, 2003 and  September  30,  2002.

2001 STOCK  PLAN

During  2001,  the  Board  of Directors adopted a Stock Plan ("Plan"). Under the terms  and conditions of the Plan, the board is empowered to grant stock options to  employees,  consultants,  officers,  and  Board of Directors of the Company.  Additionally,  the  Board  will  determine  at  the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section  422  of  the  Internal  Revenue  Code (Section 422 provides certain tax advantages  to  the  employee  recipients).  The  Plan  was  approved  by  the shareholders  of  the Company on September 15, 2001.  There are no options issued pursuant to the Plan.

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

In  March  2003, the Company issued 30,107,525 shares of common stock related to the  anti-dilution  clause.  In July  2003, the Company issued 26,344,086 shares and  in August 2003 204,706  shares  of  common  stock as part of the anti-dilution agreements.

ITEM  5.  OTHER  INFORMATION

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In August 2003, the Company issued 2,719,672 shares of common stock to  Sun  Media  for  payment  of  debt totaling $135,982, or $.05 per share. The Company  also  issued  204,706  shares  of  common  stock  to  William Fisher, a shareholder  and  former  director  and  officer  of  the Company, related to an anti-dilution  agreement.

For the three months ended September 30, 2003, the Company expensed $8,100 to Stanley R.  Goss,  our Chief Financial Officer, for services as management compensation.  The Company also expensed $22,500 to William Fisher during the same period as management compensation.

The  Company is currently renting office space in Macau (SAR) China, related to an officer of the Company, in addition to office space in Hong Kong (SAR) China. The  monthly  rent  is approximately $100 per month for the Macau location. The total  amount  of  rent  paid  during  the  three months ended September 30, 2003 was $4,988.

SUBSEQUENT  EVENTS

Subsequent  to  the date of this report, the Company has relocated its office in Hong  Kong  and  opened  a  second  office  in  Beijing.

Rm.  702,  7/F.,  Sing Pao Building

Rm. 602, 2 North Tuanjiehu St.

 101  King's  Road

Chaoyang  District

 North  Point,  Hong  Kong

 Beijing  100026,  P.R.  China

Telephone:  852-2512-4258

 Telephone:  8610-6582-7788, Ext.8915

 Fax:        852-2169-3733

 Fax:        8610-6582-6700

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Number	Title	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

REPORTS  ON  FORM  8-K.

During  the  period of this report, the Company did not file any reports on Form 8-K.

SIGNATURES

In  accordance  with  the  Exchange Act, the registrant caused this report to be signed  on  its  behalf  by  the  undersigned  thereunto  duly  authorized.

                                   ASIA  PREMIUM  TELEVISION  GROUP,  INC.

Date:     Dec. 23, 2003

                                   By:  /s/  Jiang Qiang

                                   -------------------------

                                   Jiang Qiang

                                   Chief  Executive  Officer

Date:     Dec.  23 , 2003

                                   By:/s/  Stanley  R.  Goss

                                   -------------------------

                                   Stanley  R.  Goss

                                   Chief  Financial  Officer

#