Form 10QSB
period 2003-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2004-03-23
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

852-2512 4258

(Issuer's telephone number)

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At December 31, 2003 the issuer had 1,621,561,678 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes [  ] No [ X ]

#

FORM 10-QSB

ASIA PREMIUM TELEVISION GROUP, INC.

INDEX

PART I. Financial Information

 Page

Item 1. Unaudited Condensed Consolidated Financial Statements

3

Unaudited Condensed Consolidated Balance Sheets – December 31, 2003

4

Unaudited Condensed Consolidated Statements of Operations for

5

the three and nine months ended December 31, 2003 and 2002

Unaudited Condensed Consolidated Statements of Cash Flows for

6

the three and nine months ended December 31, 2003 and 2002

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

December 31,

2003

___________

CURRENT ASSETS:

$

-

    ___________

$

-

___________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

85,476

Accounts payable – related party

24,259

Accrued expenses

63,480

Convertible notes payable

4,000,000

___________

Total Current Liabilities

4,173,215

___________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 1,750,000,000

shares authorized, 1,621,561,678 issued

and outstanding

1,621,562

Capital in excess of par value

109,809,248

Deficit accumulated during the

development stage

(58,077,143)

___________

53,353,667

Less: stock subscription receivable

(57,526,882)

___________

Total Stockholders' Equity (Deficit)

(4,173,215)

___________

$

-

___________

The accompanying notes are an integral part of this unaudited condensed financial statement.

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

From the date

For the Three

For the Nine

of inception on

Months Ended

Months Ended

May 23, 2001

December 31,

December 31,

through

__________________

_________________

December 31,

2003

2002

2003

2002

2003

_________

___________

__________

___________

____________

REVENUE

$

-

$

-

$

-

$

-

$

-

_________

___________

__________

___________

____________

EXPENSES:

General and administrative

4,941

73,668

118,225

421,405

2,132,019

Management compensation

-

150,841

66,721

159,663

838,922

Excess over basis of film

liabrary asset acquired

-

-

-

-

3,000,000

Loss on unsuccessful

    acquisitions

-

-

49,100,000

-

49,100,000

_________

___________

__________

___________

____________

Total Expenses

4,941

224,509

49,284,946

581,068

55,070,941

_________

___________

__________

___________

____________

LOSS FROM OPERATIONS

(4,941)

(224,509)

(49,284,946)

(581,068)

(55,070,941)

_________

___________

__________

___________

____________

OTHER INCOME (EXPENSE):

Gain from forfeit of deposit received

-

30,000

-

30,000

30,000

(Loss) on disposal of assets

-

(3,034,783)

(1,693)

(3,034,783)

(3,036,476)

Miscellaneous items

-

-

-

-

274

_________

___________

__________

___________

____________

Total Other

     Income (Expense)

-

(3,004,783)

(1,693)

(3,004,783)

(3,006,202)

_________

___________

__________

___________

____________

LOSS BEFORE INCOME TAXES

(4,941)

(3,229,292)

(49,286,638)

(3,585,851)

(58,077,143)

CURRENT INCOME TAXES

-

-

-

-

-

DEFERRED INCOME TAXES

-

-

-

-

-

_________

___________

__________

___________

____________

NET LOSS

$

(4,941)

$

(3,229,292)

$

(49,286,638)

 $

(3,585,851)

$

(58,077,143)

_________

___________

__________

___________

____________

LOSS PER SHARE

$

(.00)

$

(.00)

$

(.03)

$

(.01)

$

(.10)

_________

___________

__________

___________

____________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From the Date of

For the Nine

Inception on

Months Ended

May 23, 2001

December 31,

Through

________________________

December 31,

2003

2002

2003

__________

__________

__________

Cash Flows from Operating Activities:

Net income (loss)

$

(49,286,638)

$

(3,585,851)

$

(58,077,143)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Depreciation expense

57

-

102

Non-cash expense

10,235

275,700

1,007,835

Excess payment over basis of film library

asset acquired

-

-

3,000,000

Loss on disposal of assets and liabilities to

related party

1,693

3,034,783

3,036,476

Loss on unsuccessful acquisitions

49,100,000

-

49,100,000

Changes in assets and liabilities:

Decrease in prepaid expense

-

3,757

Decrease in other assets

-

(40,721)

85,571

Decrease in prepaid broadcast rights

-

81,814

-

Increase (decrease) in accounts payable

56,351

(125,558)

1,353,788

Increase in advances from related party

108,241

294,919

160,241

Increase (decrease) in accrued expenses

10,061

51,137

120,035

Increase (decrease) in related party payable

-

(1,000,000)

(901,817)

__________

__________

__________

Net Cash Provided (Used) by

Operating Activities

-

(1,116,051)

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

-

-

Cash at Beginning of Period

-

-

-

__________

__________

__________

Cash at End of Period

$

-

$

$

-

__________

__________

__________

 [Continued]

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

From the Date of

For the Nine

Inception on

Months Ended

May 23, 2001

December 31,

Through

________________________

December 31,

2003

2002

2003

__________

__________

__________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

$

-

Income taxes

$

-

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended December 31, 2003:

The Company issued 204,706 shares of common stock for services valued at $10,235, or $.05 per share.

The Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share.

For the nine months ended December 31, 2002:

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

.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2003 audited financial statements.  The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Reclassification - The financial statements for periods prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Depreciation expense for the nine months ended December 31, 2003 and 2002 amounted to $57 and $0, respectively. During the nine months ended December 31, 2003, the Company disposed of the equipment and recognized a loss of $1,693.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At December 31, 2003, the approximate number of shares for which the note could have been converted, amounted to 75,000,000 shares of common stock.

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES PAYABLE [Continued]

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  At December 31, 2003, the approximate number of shares for which the note could have been converted, amounted to 25,000,000 shares of common stock.

NOTE 4 – RELATED PARTY PAYABLES

Advance Payable – Through March 31, 2003, a shareholder of the Company advanced $52,000 to the Company to cover operating expenses. During the nine months ended December 31, 2003, the Company entered into an agreement for repayment of advances made through September 2003, wherein the Company agreed to pay interest of 5% or convert the December 31, 2003 balance of $105,984 into 2,119,672 shares of common stock, or $.05 per share. In July 2003, the Company issued 2,719,672 shares of common stock for payment of debt totaling $135,982, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement.

NOTE 5 - CAPITAL STOCK

Common Stock – The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased it’s authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At December 31, 2003, the Company had 1,621,561,678 shares issued and outstanding.

Common Stock Issuances – In August 2003, the Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement and recorded an expense of $10,235.

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

Warrants/Options – The Company has no warrants/options issued and outstanding as of December 31, 2003 and  2002.

2001Stock Plan - During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001.  The total number of shares of common stock available under the Plan may not exceed 2,000,000. At December 31, 2003 and 2002, no options were granted under the Plan.

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

The Company has available at December 31, 2003, unused United States of America and foreign operating loss carryforwards of approximately $54,500 and $58,190,008, respectively, which may be applied against future United States of America and foreign taxable income. As substantial changes in the Company’s ownership has occurred, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards at December 31, 2003 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $7,393,000 and $7,700 for December 31, 2003 and 2002, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation – For the nine months ended December 31, 2003, the Company expensed $66,720 for services as management compensation. During the nine months ended December 31, 2002, the Company expensed $159,663 as services by officers. At December 31, 2003, unpaid payroll due to a current officer and shareholder/former officer/director, is $63,480 which is reflected as accrued expenses on the face of the balance sheet.

Office Space – The Company is currently renting office space in Macau (SAR) China, related to an officer of the Company, in addition to office space in Hong Kong (SAR) China.  The monthly rent is approximately $100 per month for the Macau location. The total amount of rent paid during the nine months ended December 31, 2003 was $38,935. During the nine months ended December 31, 2002, the Company expensed $9,671 as rent expense for office space from an entity related to a shareholder/former officer/director.

Advances By Related Party – During the year ended March 31, 2003, an entity related to a shareholder advanced the Company $52,000. The Company received additional advances during the nine months ended December 31, 2003 of $83,982. The Company agreed to repay the advances with interest of five percent (5%) or convert the balance at September 2003 into 2,719,672 shares of common stock, or $.05 per share. The Company also issued 204,706 shares of common stock to a former officer/director due to an anti-dilution agreement.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the nine months ended December 31, 2003 and 2002, the Company entered into various consulting arrangements primarily related to potential funding to assist the Company in pursuing its planned operations in television and media. A total of 0 and 2,757,000 shares of common stock were issued to these consultants for services valued at $0 and $275,700 during the nine months ended December 31, 2003 and 2002, respectively.

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

#

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the nine months ended December 31, 2003 and 2002 and from the date of inception on May 23, 2001 through December 31, 2003:

From the date of

For the Three

For the Nine

inception on

Months Ended

Months Ended

May 23, 2001

December 31,

December 31,

Through

______________________

____________________

December 31,

2003

2002

2003

2002

2003

____________

__________

____________

__________

___________

Income (loss) available to

common shareholders

(Numerator)

$

(4,941)

$

(3,229,292)

$

(49,286,638)

$

(3,585,851)

$(58,077,143)

____________

__________

 ___________

_________

_

___________

Weighted average number of

 common shares outstanding

used in earnings (loss) per

 share during the period

(Denominator)

1,621,561,678

806,295,086

1,475,041,267

311,291,369

597,210,653

____________

__________

___________

__________

___________

At December 31, 2003 and 2002, the Company has two convertible notes payable totaling $4,000,000 which may be convertible into approximately 100,000,000 and 40,000,000 shares of common stock, respectively which were not used in the computation of earnings per share as the effect is anti-dilutive.

Dilutive earnings (loss) per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 12 – SUBSEQUENT EVENTS

The Company is continuing to negotiate the acquisition of various assets from proposed business acquisitions. Accordingly, the Company continues to carry common stock subscriptions receivables in the amount of $57,526,882 at December 31, 2003.

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

As a result of the Company's due diligence review of this transaction, it was mutually agreed that the assets to be transferred did not have adequate value to equal the consideration paid by the Company, and the Company decided not to pursue the acquisitions further, as stated above.  In September 2003, the Company determined that the acquisitions would not be completed and that the $1,000,000 received would be the complete consideration for the issuances of common stock and wrote off the balance of subscriptions receivable as a loss on unsuccessful acquisitions in the total amount of $49,100,000. The remaining acquisitions are expected to be completed during 2004.

The Company has subsequently proposed to acquire 100% of Shangdong Hongzhi Advertising, Ltd. and subsidiaries and 100% of Lee and Brothers International Advertising, Ltd. and subsidiary. The Company has also entered into a letter of intent to acquire 100% of Beijing Young Fu Century Consulting, Ltd. For these additional assets, the Company renegotiated the terms of the original agreement to include issuance of up to 750,000,000 shares. At the present time, completion of the proposed acquisitions is still pending. However, the shares have been issued and a stock subscription for $53,500,000 has been recorded as a receivable of the Company.  The Company also issued 56,451,611 shares of common stock to Mr. William Fisher, a former officer as part of an anti-dilution agreement.

During October 2002, the Company entered into an agreement with Mr. William Fisher, a former officer and director and current shareholder, whereby Mr. Fisher acquired all assets and liabilities of the Company except for the $4,000,000 convertibles notes and the Sun film library rights. In exchange the Company paid Mr. Fisher $1,000,000 and issued 50,853,000 shares of restricted common stock. As a part of the agreement, Mr. Fisher indemnified the Company for all past business activities. The stock was valued at $.05 per share for a total stock value of approximately $2,542,650.

THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

Total revenue during the three months ended December 31, 2003 and for the nine months ended December 31, 2002 was $-0-.

Total expenses for the three months ended December 31, 2003 were $4,941 all consisting of general and administrative expenses. Total expenses for the nine months ended December 31, 2003 were $184,946 consisting of $118,225 in general and administrative expenses and $66,721 in management compensation.  Total expenses for the three months ended December 31, 2002 were $224,509 consisting of $73,668 in general and administrative expenses and $150,841 in management compensation. Total expenses for the nine months ended December 31, 2002 were $581,068 consisting of $421,405 in general and administrative expenses and $159,663 in management compensation.

Also during the September 2003 period, in addition to the above, a loss related to unsuccessful acquisitions was recorded, as identified earlier, in the amount of $49,100,000.

As a result of these factors, we realized a net loss of $4,941 during the three months ended December 31, 2003 and a net loss of $49,286,638 during the nine months ended December 31, 2003 compared to a net loss of $3,229,292 for the three months ended December 31, 2002 and a net loss of $3,585,851 for the nine months ended December 31, 2002. General and administrative expenses during all periods consisted of professional fees, executive compensation, operating overhead and legal and accounting fees.

The increase in net loss for the nine months ended December 31, 2003 is due to the loss on unsuccessful acquisitions which are discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had no assets. Total liabilities at December 31, 2003 were $4,173,215. Liabilities consist of $85,476 in accounts payable, $24,259 in advances from a related party and $63,480 in accrued expenses. At December 31, 2003 the Company had two convertible notes payable totaling $4,000,000 which may be convertible into approximately 100,00,000 shares of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company attempted to serve a complaint on Areson & Company and William H. Areson, Jr., former auditors of the Company allegeing that the Company recently discovered that the defendants were not authorized, qualified or licensed to practice before the SEC and the Company, having relied upon the defendants representations has suffered serious and extensive damage. The complaint also alleged breach of contract and accounting malpractice and requested punitive damages. The total amount of relief sought is $4,000,000.  The Company has not been successful in locating William H. Areson, Jr. for service and has discontinued pursuit of this legal action.

Management is not aware of any other current or pending legal proceedings involving the Company or our officers and directors.

#

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

In July 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition of Young Fu. The Company also issued 26,344,086 shares of common stock as part of an anti-dilution agreement. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

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

WARRANTS/OPTIONS

The Company has no warrants/options issued and outstanding as of December 31, 2003 and December 31, 2002.

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

ANTI-DILUTION CLAUSE

The Company entered into an agreement with William Fisher, a shareholder/former officer/director in which the shareholder acquired all assets and liabilities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive sufficient stock to maintain at least a seven percent (7%) ownership of common stock for a period of one year.

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

For the nine months ended December 31, 2003, the Company expensed $8,100 to Stanley R. Goss, our Chief Financial Officer, for services as management compensation. The Company also expensed $22,500 to William Fisher during the same period as management compensation.

The Company is currently renting office space in Macau (SAR) China, related to an officer of the Company. The monthly rent is approximately $100 per month for the Macau location. The total amount of rent paid during the three months ended December 31, 2003 was $300.

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date:

March 23, 2004

By: /s/ Jiang Qiang

-------------------------

Jiang Qiang

Chief Executive Officer

Date:

March 23, 2004

By:/s/ Stanley R. Goss

-------------------------

Stanley R. Goss

Chief Financial Officer

#