Form 10KSB
period 2004-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2004-08-11
CIK 860543

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X  ]
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the Fiscal Year ended March 31, 2004

[   ]
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the transition period from _____ to _____

                       Commission File Number:  033-33263

                       ASIA PREMIUM TELEVISION GROUP, INC.
           (Name of small business issuer as specified in its charter)

                NEVADA                                62-1407521
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)


 ROOM 602, 2 NORTH TUANJIEHU STREET, CHAOYANG DISTRICT, BEIJING, 100026, P.R.C.
                    (Address of principal executive offices)

                                 86-10-6582-7900
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ x] No[ ]

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $-0-.

The aggregate market value of the issuer's voting stock held as of July 19, 2004, by non-affiliates of the issuers was $5,072,335.

As of July 19, 2004, issuer had 1,621,561,678 shares of its $.001 par value common stock outstanding.

Documents  Incorporated  by  Reference:  None.
Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]



                                            FORM 10-KSB
                          ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
                                               INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      3

          Item 3.  Legal Proceedings                                                            4

          Item 4.  Submission of Matters to a Vote of Security Holders                          4

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     4

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    7

          Item 7.  Financial Statements                                                         8

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  8

          Item 8A.  Controls and Procedures                                                     8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                     10

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             11

          Item 12.  Certain Relationships and Related Transactions                             13

          Item 13.  Exhibits and Reports on Form 8-K                                           13

          Item 14.  Principal Accountant Fees and Services                                     14

          Signatures                                                                           15

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

In October 2002, the Company disposed of certain assets and acquired new assets in order to further pursue its business plan. The acquisitions agreed upon in October 2002 were finalized in July 2004.

CURRENT  OPERATIONS

The Company had previously proposed to acquire 100% of Shandong Hongzhi Advertising, Ltd. and subsidiaries and 100% of Lee and Brothers International Advertising, Ltd. and subsidiary. The Company had also entered into a letter of intent to acquire 100% of Beijing Young Fu Century Advertising Consultancy Company, Ltd and subsequent to the date of this report, in July 2004, the acquisition of these companies was completed.

EMPLOYEES

As of March 31, 2004, the Company did not have any employees but relied upon the efforts of its officers and directors to conduct the business of the Company.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company does not own any real property. During the current financial year the Company relocated its offices to the present location at Room 602, 2 North Tuanjiehu Street, Chaoyang District, Beijing 100026, P.R.C. The Company had previously occupied office space at 33rd Floor, Shui On Centre, 6-8 Harbour Rd., Wanchai, Hong Kong. The Company believes its current facilities are adequate to maintain current operations.

ITEM  3.  LEGAL  PROCEEDINGS.

During the past year the Company prepared a legal complaint against Areson & Company and William H. Areson, Jr., to be filed in the United States District Court, Central Division, State of Utah and in Hong Kong. The Complaint alleged that the defendants represented that they were fully authorized, qualified and licensed to undertake accounting and auditing work to meet the Company's U.S. Securities and Exchange Commission reporting requirements. The complaint further alleged that the Company had recently discovered that the defendants were not authorized, qualified or licensed to practice before the SEC and the Company, having relied upon the defendants representations has suffered serious and extensive damage. The complaint also alleged breach of contract and accounting malpractice and requests punitive damages. The total amount of relief sought was $4,000,000. The Company attempted to serve the complaint on Areson & Company and William H. Areson Jr. but was unsuccessful in locating William H. Areson Jr. for service. The Company has discontinued pursuit of this legal action.

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

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

As of July 19, 2004, the Company's common stock was listed on the Over the Counter Bulletin Board under the symbol "ASTV" and the Company had approximately 98 shareholders holding 1,621,561,678 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.



DATE               CLOSING BID        CLOSING ASK
                   HIGH      LOW      HIGH      LOW
2002
First Quarter.       0.20    0.12       0.26    0.15
Second Quarter       0.15    0.08       0.16    0.09
Third Quarter.       0.12    0.05       0.13    0.08
Fourth Quarter       0.15    0.05       0.21    0.06



2003
First Quarter.       0.26    0.05       0.35    0.07
Second Quarter       0.26    0.07       0.35    0.10
Third Quarter.       0.10    0.01       0.28    0.04
Fourth Quarter       0.12    0.03       0.35    0.04

2004
First Quarter.       0.07    0.03       0.10    0.04

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

In March 2003, the Company issued 350,000,000 shares of common stock valued at $31,500,000 or $.09 per share for the acquisition of Shandong Hongzhi
Advertising Company, Ltd. The acquisition was finalized in July 2004. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In March 2003, the Company issued 50,000,000 shares of common stock valued at $4,500,000 or $.09 per share for the acquisition of Lee & Brothers International Advertising, Ltd. The acquisition was finalized in July 2004. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

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

In July 2003, the Company issued 2,719,672 shares of common stock to a related party to repay debt of $135,982, or $0.05 per share. The Company also issued 204,706 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) related to an anti-dilution agreement and recorded an expense of $10,235. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In August 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition. The Company also issued 26,548,792 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) as part of an anti-dilution agreement. The Company relied on
Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

This section should be read in conjunction with the audited financial statements included in this report.

Following fiscal year end December 31, 2002, the Company changed its fiscal year end to March 31.

The Company generated no revenue for the fiscal year ended March 31, 2004. General and administrative expenses for the year ended March 31, 2004 was $224,627. The Company paid management compensation in the amount of $57,275. The Company recorded an expense in the amount of $49,100,000 as a loss on unsuccessful acquisitions (See Note 10 in the Notes to Financial Statements). Total expenses for fiscal year ended March 31, 2004 were $49,381,902. The majority of the Company's expenses, other than the expense recorded as a loss of unsuccessful acquisitions, are attributed to changing its fiscal year and incurring additional audit and legal fees.

The  Company  generated  no  revenue  for  the fiscal year ended March 31, 2003.

General and administrative expenses for the year ended March 31, 2003 was $76,865 and management compensation was $36,000.

CAPITAL  RESOURCES  AND  LIQUIDITY

As of March 31, 2004 the Company had no current assets other than the Sun film library that has been valued at $-0. At that time, the Company was negotiating the acquisition of certain advertising assets in exchange for common stock of the Company. Subsequent to the date of this report, in July 2004, the Company closed the acquisitions of Shandong Hongzhi Advertising Company, Lee & Brothers International Advertising, Ltd, and Beijing Yongfu Century Advertising Consultancy Company, Ltd.

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. ("Sun"). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At March 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 60,000,000 shares of common stock.

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached. Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At March 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 20,000,000 shares of common stock.

Our auditors have expressed substantial doubt regarding our ability to continue as a growing concern due to our history of losses, limited income and lack of operating capital.

The Company has no capital commitments for the next twelve months. Management believes that current cash flows are insufficient to meet the present growth strategies and related working capital and capital expenditure requirements. Management currently anticipates the need to raise additional capital. The Company cannot be certain that additional funds will be available on satisfactory terms when needed, if at all. If the Company is unable to raise additional capital in the future, the Company may be required to curtail its operations significantly. Raising additional equity capital, conceivably, could have a dilutive effect on the existing shareholders, if alternative solutions cannot be found.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth as of July 19, 2004 the name, age, position and term of office for each executive officer and director of the Company.


NAME              AGE                     POSITION                      OFFICER AND DIRECTOR SINCE
----------------  ---  -----------------------------------------------  --------------------------

Qiang Jiang. . .   41  President and Director                           March 2003
----------------  ---  -----------------------------------------------  --------------------------
Stanley Roy Goss   61  Chief Financial Officer, Secretary and Director  August 2001
----------------  ---  -----------------------------------------------  --------------------------
Li Li. . . . . .   40  Chairman and Director                            May 2004
----------------  ---  -----------------------------------------------  --------------------------
Yan Gong . . . .   40  Director                                         March 2003
----------------  ---  -----------------------------------------------  --------------------------
Min Wei. . . . .   49  Director                                         May 2004
----------------  ---  -----------------------------------------------  --------------------------

All Directors hold their positions for one year or until their successors are duly elected and qualified. Officers hold their positions at the discretion of the Board of Directors.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

QIANG JIANG, PRESIDENT. Mr. Jiang obtained his diploma from Ji'nan University and from 1982 to 1987 was a teacher at the Ji'nan Technical School. From 1987 to 1992, Mr. Jiang was a teacher at the Shandong Economy Management College.
From 1992 to 2001, Mr. Jiang was Chairman and General Manager of Shandong Hongzhi Computer System Company, Ltd. and Shandong Hongzhi Advertising Company. From 2001 to 2002, Mr. Jiang was Vice President of Sun Television Cybernetworks Co., Ltd. From 2002 to the Present, Mr. Jiang acts in the role of Chairman and General Manager of Sun International Advertising Co., Ltd.

STANLEY ROY GOSS, CHIEF FINANCIAL OFFICER. Mr. Goss is a Chartered Accountant who has lived in Macau for over sixteen years and is well known in the business community. He has over seventeen years experience in the telecommunications industry at a senior level. He served as Finance Director of the Macau Telecommunications Company for eight years and prior to that for ten years with Cable and Wireless companies in the Middle East. His experience embraces creation and management of data processing installations, financial and investment planning, corporate re-engineering, procurement and project management. Since leaving the Cable and Wireless Group Mr. Goss has remained in Macau operating as a management consultant as well as entering into the retail business, both shop and internet based, and TV home shopping. In 1997 he formed a trading company which also undertook marketing and promotional activities.

LI LI, CHAIRMAN AND DIRECTOR. Mr. Li is an economist with degrees from University of Science and Technology of China. He was Chairman and general Manager of Hua Rong Investment Co.
Ltd. from 1996 to 2000, and Chairman, and later Vice-Chairman and general manager of Chongqing Changjiang River Water Transport Co., Ltd. from 1997 to 2003.

YAN GONG, DIRECTOR. Mr. Gong worked at the Ji'nan Nanjiao Hotel from 1983 to 1997. From 1997 to 2002 he was the General manager of the Shandong Hongzhi Advertising Co., Ltd. From 2002 to 2004 Mr. Gong was the Operating President of Beijing Asia Hongzhi Advertising Co., Ltd.

MIN WEI, DIRECTOR. Mr. Wei has been involved in media and advertising for almost 30 years. From 1996 to 2001, Mr. Wei was with Shandong TV Station, initially as Director of Advertising Department, then as Vice President of the TV Station. From 2001 to the present, Mr. Wei acts as Vice Director, Movie Satellite Channels Program Production Center, State Administration of Radio, Film and Television..

ITEM  10.  EXECUTIVE  COMPENSATION.

At fiscal year end March 31, 2004, the Company has paid $16,200 to Roy Goss as management compensation and $41,075 to William Fisher as consulting fees. No other executive compensation has been paid at fiscal year end March 31, 2004.

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


NAME AND PRINCIPAL        YEAR  SALARY ($)   BONUS ($)  OTHER ANNUAL
POSITION                                                COMPENSATION
------------------------  ----  -----------  ---------  ------------

Qiang Jiang. . . . . . .  2001          -0-        -0-           -0-
President. . . . . . . .  2002          -0-        -0-           -0-
                          2003          -0-        -0-           -0-
------------------------  ----  -----------  ---------  ------------
Stanley R. Goss. . . . .  2001          -0-        -0-           -0-
Chief Financial Officer.  2002          -0-        -0-           -0-
                          2003  $    16,200        -0-           -0-
------------------------  ----  -----------  ---------  ------------
Li Li. . . . . . . . . .  2001          -0-        -0-           -0-
Director . . . . . . . .  2002          -0-        -0-           -0-
                          2003          -0-        -0-           -0-
------------------------  ----  -----------  ---------  ------------
Yan Gong . . . . . . . .  2001          -0-        -0-           -0-
Director . . . . . . . .  2002          -0-        -0-           -0-
                          2003          -0-        -0-           -0-
------------------------  ----  -----------  ---------  ------------
Min Wei. . . . . . . . .  2001          -0-        -0-           -0-
Director . . . . . . . .  2002          -0-        -0-           -0-
                          2003          -0-        -0-           -0-
------------------------  ----  -----------  ---------  ------------
Jianping Yin . . . . . .  2001          -0-        -0-           -0-
Former President . . . .  2002          -0-        -0-           -0-
                          2003          -0-        -0-           -0-
------------------------  ----  -----------  ---------  ------------
William Fisher (1) . . .  2001  $   144,500        -0-           -0-
Former President . . . .  2002  $    36,000        -0-           -0-
                          2003  $    41,075        -0-           -0-
------------------------  ----  -----------  ---------  ------------

     (1) The Company issued 270,000 shares to William A. Fisher, valued at $43,200 registered on Form S-8, filed with the SEC on September 18, 2001. The Company also paid certain expenses of Mr. Fisher in the amount of $74,300 during 2001 that is considered a part of his total compensation package and accrued an additional $27,000 in salary compensation. In 2002, we paid $19,283 of Mr. Fisher's expenses that is considered a part of his compensation and have accrued an additional $17,419 that is still owed as of March 31, 2004.

Subsequent to the date of this report, as an inducement to participate on the board of directors and serve as management, certain shareholders have agreed to contribute shares back to the Company for cancellation and reissuance to fund to be established by the Company. The fund will be used to compensate officers and directors for their participation pursuant to the terms of the shareholder agreement and as authorized by the Board of Directors. As of the date of this report, none of the shares have yet been cancelled or reissued.

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective. Our Code also defines the standard of conduct expected by our officers, directors and employees. The Code is attached as an exhibit to this report.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of July 19, 2004, the number and percentage of the 1,621,561,678 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.



TITLE OF            BENEFICIAL OWNER            BENEFICIAL OWNERSHIP  PERCENTAGE OF
CLASS                                                                     CLASS

Common .  Qiang Jiang (1)                                750,000,000          46.25%
          Room 602, 2 North Tuanjiehu Street
          Chaoyang District, Beijing 100026
          People's Republic of China

Common .  Stanley R. Goss (1)                              1,000,000           0.06%
          Room 308, Marina Gardens
          876, Avenida da Amizade
          Macau

Common .  Li Li  (1)                                             -0-            -0-
          Room 602, 2 North Tuanjiehu Street
          Chaoyang District, Beijing 100026
          People's Republic of China

Common .  Yan Gong  (1)                                          -0-            -0-
          Room 602, 2 North Tuanjiehu Street
          Chaoyang District, Beijing 100026
          People's Republic of China

Common .  Min Wei (1)Room 602, 2 North                           -0-            -0-
          Tuanjiehu Street
          Chaoyang District, Beijing 100026
          People's Republic of China



Common .  William A. Fisher (2)                           93,841,957           5.80%
          Avenue Dr Rodrigo Rodrigues
          12th Floor, Nam Kwong Bldg.
          Macau

Common .  Faithhill Investments Limited (3)              301,000,000          18.56%
          P.O. Box 957
          Offshore Incorporations Centre
          Road Town
          Tortola, BVI

Common .  Vesto Pacific Holdings, Ltd.                   200,000,000          12.37%
          10th Floor, Hutchison House
                              10 Harcourt Road
          Hong Kong

Common .  Officer and Directors as a Group: 5            751,000,000          46.31%
          persons

(1)  Officer  and  director  of  the  Company.

(2) William A. Fisher is considered to be the beneficial owner of 93,841,957 shares. The shares are held as follows: William Fisher 401,354 shares; Marian Yu Fisher (Mr. Fisher's wife) 225,000 shares; American Overseas Real Estate Investments (a company owned and controlled by Mr. Fisher) 5,550,000 shares; Hong Kong Pride Investment Limited (a company owned and controlled by Mr. Fisher) 87,665,603 shares.

(3)  Faithhill  Investments  Limited  is  owned  100%  by  Sun Media Group, Inc.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

A shareholder of the Company advanced $52,000 to the Company to cover operating expenses. Subsequent to March 31, 2003, the Company entered into an agreement for repayment of advances made through June 2003, wherein the Company agreed to pay interest of 5% or convert the June 2003 balance of $105,984 into 2,119,672 shares of the Company's common stock, or $0.05 per share.

In March 2003, the Company issued 30,107,525 shares of common stock valued at $2,709,677 or $.09 per share to Hong Kong Pride Investment Ltd., a company controlled by William Fisher. The shares were issued pursuant to an anti-dilution agreement.

In July 2003, the Company issued 2,719,672 shares of common stock to a related party to repay debt of $135,982, or $0.05 per share. The Company also issued 204,706 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) related to an anti-dilution agreement and recorded an expense of $10,235.

In August 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition. The Company also issued 26,548,792 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) as part of an anti-dilution agreement.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

None.


EXHIBITS

EXHIBIT NO.  TITLE                                                         LOCATION

       31.1  Certification of Chief Executive pursuant to Section 302 of.  Attached the Sarbanes-Oxley Act of 2002

       31.2  Certification of Chief Financial Officer pursuant to Section  Attached
             302 of the Sarbanes-Oxley Act of 2002

       32.1  Certification of Chief Executive pursuant to Section 906 of.  Attached the Sarbanes-Oxley Act of 2002

       32.2  Certification of Chief Financial Officer pursuant to Section  Attached
             906 of the Sarbanes-Oxley Act of 2002

       99.1  Corporate Code of Ethics . . . . . . . . . . . . . . . . . .  Attached


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Asia Premium Television Group's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $-0- for fiscal year ended 2002 and $87,377 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $-0- for fiscal year ended 2002 and $-0- for fiscal year ended 2003.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ASIA  PREMIUM  TELEVISION  GROUP,  INC.

Date:
     August  11,  2004
                                   /s/  Qiang  Jiang
                                   ----------------
                                   Qiang  Jiang
                                   President

Date:
     August  11,  2004
                                   /s/  Stanley  R.  Goss
                                   -------------------------
                                   Stanley  R.  Goss
                                   Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  August  11,  2004
                                   /s/  Li  Li
                                   --------------------------------
                                   Li  Li,  Chairman  and  Director



Date: August 11, 2004
                                   /s/  Stanley  R.  Goss
                                   ----------------------------
                                   Stanley  R.  Goss,  Director



Date:  August  11,  2004
                                   /s/  Qiang  Jiang
                                   -----------------------
                                   Qiang  Jiang,  Director



Date:,  August  11,  2004
                                   /s/  Yan  Gong
                                   --------------------
                                   Yan  Gong,  Director



Date:  August  11,  2004
                                   /s/  Min  Wei
                                   -------------------
                                   Min  Wei,  Director



              ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

                          (A Development Stage Company)




                                    CONTENTS


                                                                  PAGE
                                                                  ------
  -    Independent Auditors' Report . . . . . . . . . . . . . . .     16


  -     Consolidated Balance Sheet, March 31, 2004. . . . . . . .     17


  -    Consolidated Statements of Operations, for the years
     ended March 31, 2004 and 2003 and from the date
     of inception on May 23, 2001 through March 31, 2004. . . . .     18


  -    Consolidated Statement of Stockholders' (Deficit), for the
     years ended March 31, 2004 and 2003, and from the
     period date of inception on May 23, 2001 through
     March 31, 2004 . . . . . . . . . . . . . . . . . . . . . . .  19-21


  -    Consolidated Statements of Cash Flows, for the years
         ended March 31, 2004 and 2003 and from the date of
         inception on May 23, 2001 through March 31, 2004 . . . .  22-23


  -    Notes to Consolidated Financial Statements . . . . . . . .  24-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors
ASIA  PREMIUM  TELEVISION  GROUP,  INC.  AND  SUBSIDIARIES

(A  Development  Stage  Company)
Salt  Lake  City,  Utah

We have audited the accompanying consolidated balance sheet of Asia Premium Television Group, Inc. and Subsidiaries (a development stage company) at March 31, 2004, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended March 31, 2004 and 2003 and from the date of inception on May 23, 2001 through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Asia Premium Television Group, Inc. and subsidiaries (A development stage company) as of March 31, 2004 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and from the date of inception on May 23, 2001 through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred substantial losses since its inception, has current liabilities in excess of assets and does not have sufficient working capital. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT,  SILER  &  HARDY,  P.C.

/s/  Pritchett,  Siler  &  Hardy,  P.C.
---------------------------------------

July  14,  2004
Salt  Lake  City,  Utah



              ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                   March 31,      March 31,
                                                     2004           2003
                                                 -------------  -------------
                                                 -------------  -------------
CURRENT ASSETS: . . . . . . . . . . . . . . . .  $          -   $          -
                                                 -------------  -------------
    Total Current Assets. . . . . . . . . . . .             -              -

PROPERTY AND EQUIPMENT, NET . . . . . . . . . .             -          1,750
                                                 -------------  -------------
                                                 $          -   $      1,750
                                                 -------------  -------------

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
    Accounts payable. . . . . . . . . . . . . .  $    188,601   $     29,125
    Advances from related party . . . . . . . .             -         52,000
    Accrued expenses. . . . . . . . . . . . . .        81,571         53,419
    Convertible notes payable . . . . . . . . .     4,000,000      4,000,000
                                                 -------------  -------------
      Total Current Liabilities . . . . . . . .     4,270,172      4,134,544
                                                 -------------  -------------

STOCKHOLDERS' (DEFICIT):
  Common stock, $.001 par value, 1,750,000,000
    shares authorized, 1,621,561,678 and
    1,242,293,214 issued and outstanding,
    respectively. . . . . . . . . . . . . . . .     1,621,562      1,242,293
  Capital in excess of par value. . . . . . . .   109,809,248     91,225,095
  Retained (deficit). . . . . . . . . . . . . .   (58,174,100)    (8,790,505)
                                                 -------------  -------------
                                                   53,283,666     83,676,883
  Less: stock subscription receivable . . . . .   (57,526,882)   (87,809,677)
                                                 -------------  -------------
    Total Stockholders' (Deficit) . . . . . . .    (4,270,172)    (4,132,794)
                                                 -------------  -------------
                                                 $          -   $      1,750
                                                 -------------  -------------


    The accompanying notes are an integral part of this financial statement.



              ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          From the date of
                                                                          Inception  on
                                          For the Year   For the Year      May 23, 2001
                                             Ended           Ended            through
                                            March 31,       March 31,         March 31,
                                              2004           2003              2004
                                          -------------  -------------  ------------------
REVENUE                                   $           -  $           -  $               -
                                          -------------  -------------  ------------------
EXPENSES:
   General and administrative                   224,627         76,865          2,239,529
   Management compensation                       57,275         36,000            828,369
   Excess payment over basis of
   Film library asset acquired                        -              -          3,000,000
                                          -------------  -------------  ------------------
   Loss of  unsuccessful
            acquisitions                     49,100,000              -         49,100,000
                                          -------------  -------------  ------------------
       Total Expenses                        49,381,902        112,865         55,167,898
                                          -------------  -------------  ------------------

LOSS FROM OPERATIONS                       (49,381,902)      (112,865)        (55,167,898)
                                          -------------  -------------  ------------------

OTHER INCOME (EXPENSE):
   Gain from forfeit of deposit received              -              -             30,000
   (Loss) on disposal of assets                 (1,693)              -         (3,036,476)
   Miscellaneous items                                -              -                274
                                          -------------  -------------  ------------------
        Total Other Income (Expense)            (1,693)              -         (3,006,202)
                                          -------------  -------------  ------------------
LOSS BEFORE INCOME TAXES                   (49,383,595)      (112,865)        (58,174,100)

CURRENT INCOME TAXES                                 -              -                   -

DEFERRED INCOME TAX                                  -              -                   -
                                          -------------  -------------  ------------------

NET INCOME (LOSS)                         $(49,383,595)  $   (112,865)  $     (58,174,100)
                                          -------------  -------------  ------------------

LOSS PER SHARE:                           $       (.00)  $       (.00)  $            (.09)
                                          -------------  -------------  ------------------

    The accompanying notes are an integral part of this financial statement.



                              ASIA  PREMIUM  TELEVISION  GROUP,  INC.  AND  SUBSIDIARIES
                                           (A Development Stage Company)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)


Common  Stock                                                                                            Deficit
                                                                                                       Accumulated
                                                                            Stock                      During the
                                                     Capital  in           Excess  of   Subscription   Development
                                                ------------------------
                                                  Shares       Amount      Par Value     Receivable       Stage
                                                -----------  -----------  ------------  ------------  -------------
BALANCE,  May 23, 2001 . . . . . . . . . . . .     450,000   $      450   $      (450)  $          -  $          -

Recapitalization of American Overseas
Investment Company and GTM Holdings
Inc. in a manner  similar to a reverse
purchase, June 12, 2001. . . . . . . . . . . .     188,934          189         4,322              -             -

Issuance of fractional shares pursuant to
1 for 20 reverse stock split, September 2001 .           5            -             -              -             -

Issuance of common stock for consulting
services rendered by shareholders and
former officers of the Company,
September 2001 . . . . . . . . . . . . . . . .     400,000          400        39,600              -             -

Issuance of stock to employees for
accrued payroll at $.16 per
share, September 2001. . . . . . . . . . . . .     288,750          289        45,911              -             -

Cancellation of 62,500 shares previously
accounted for as issued to an employee
but stock  certificates were never delivered
and the shares were subsequently cancelled
prior to delivery. . . . . . . . . . . . . . .     (62,500)         (62)       (9,937)             -             -

Issuance of common stock to an
officer / director for  payment of accrued
payroll, September 2001 at $.16 per share. . .     270,000          270        42,930              -             -

Issuance of common stock in payment of
legal services at $.10 per share . . . . . . .      25,000           25         2,475              -             -

Issuance of common stock for services
rendered by consultants and other
professionals at $.10 per share,
September 2001 . . . . . . . . . . . . . . . .     450,000          450        44,550              -             -

Issuance of common stock to an entity
related to an officer / director for services
related to finding, negotiating and assigning
the Telesat agreement, October  2001
at $.10 per share. . . . . . . . . . . . . . .   5,550,000        5,550       549,450              -             -

Net loss for the year ended
December 31, 2001. . . . . . . . . . . . . . .           -            -             -              -    (5,009,949)
                                                -----------  -----------  ------------  ------------  -------------
BALANCE, December 31, 2001 . . . . . . . . . .   7,560,189        7,560       718,851              -    (5,009,949)

Issuance of common stock to consultants
For services valued at $275,700, or
..10 per share, June 2002. . . . . . . . . . .   2,757,000        2,757       272,943              -             -

Issuance of common stock for cash at
Prices ranging from $.08 to $.18 per share,
June 2002. . . . . . . . . . . . . . . . . . .   1,015,500        1,015       111,935              -             -


                                  [Continued]



                               ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

                                          (A Development Stage Company)

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                   [CONTINUED]

                                                                                                   Deficit
                                                                                                  Accumulated
                                                                       Capital in     Stock       During the
                                                  Common  Stock        Excess  of  Subscription   Development
                                            -------------------------
                                               Shares        Amount    Par Value    Receivable      Stage
                                            -------------  ----------  ----------  ------------  ------------
Issuance of common stock related
to a proposed business acquisition
at an agreed valued of $31,500,000,
or $.07 per share, September 2002. . . . .    450,000,000     450,000  31,050,000  (30,500,000)            -

Issuance of common stock related
to a proposed business acquisition
at an agreed valued of $18,600,000,
or $.062 per share, September 2002 . . . .    300,000,000     300,000  18,300,000  (18,600,000)            -

Issuance of common stock to an officer
of the Company for assuming assets,
liabilities and indemnyfing the Company
against possible future claims, October
                                                     2002  50,853,000      50,853    2,491,797             -

Net loss for the year ended
December 31, 2002. . . . . . . . . . . . .              -           -           -            -    (3,667,691)
                                            -------------  ----------  ----------  ------------  ------------
BALANCE, December 31, 2002 . . . . . . . .    812,185,689     812,185  52,945,525  (49,100,000)   (8,677,640)

Issuance of common stock related
to a proposed business acquisition
at an agreed valued of $31,500,000,
or $.09 per share, March 2003. . . . . . .    350,000,000     350,000  31,150,000  (31,500,000)            -

Issuance of common stock related
to a proposed business acquisition
at an agreed valued of $4,500,000,
or $.09 per share, March 2003. . . . . . .     50,000,000      50,000   4,450,000   (4,500,000)            -

Issuance of common stock to a former
officer as part of anti-dilution clause of
agreement at $.09 per share March 2003 . .     30,107,525      30,108   2,679,569   (2,709,677)            -

Net loss for the year ended
March 31, 2003 . . . . . . . . . . . . . .              -           -           -            -      (112,865)
                                            -------------  ----------  ----------  ------------  ------------
BALANCE, March 31, 2003. . . . . . . . . .  1,242,293,214   1,242,293  91,225,095  (87,809,677)   (8,790,505)

                                   [Continued]



                           ASIA  PREMIUM  TELEVISION  GROUP,  INC.  AND  SUBSIDIARIES

                                          (A Development Stage Company)

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

                                                 [CONTINUED]

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                       Capital in       Stock       During the
                                                  Common  Stock        Excess  of    Subscription   Development
                                            -------------------------
                                               Shares        Amount     Par Value     Receivable       Stage
                                            -------------  ----------  ------------  -------------  -------------
Write off of uncollectible stock
subscription receivable. . . . . . . . . .              -           -             -    49,100,000              -

Issuance of common stock for debt
Relief of 135,982, or $.05 per share,
July 2003. . . . . . . . . . . . . . . . .      2,719,672       2,720       133,262             -              -

Issuance of common stock related
to a proposed business acquisition
at an agreed valued of $17,500,000,
or $.09 per share, August 2003 . . . . . .    350,000,000     350,000    17,150,000   (17,500,000)             -

Issuance of common stock to a former
officer as part of anti-dilution clause of
agreement at $.05 per share July and
August 2003. . . . . . . . . . . . . . . .     26,548,792      26,549     1,300,891    (1,317,205)

Net loss for the year ended
March 31, 2004 . . . . . . . . . . . . . .              -           -             -             -    (49,383,595)
                                            -------------  ----------  ------------  -------------  -------------
BALANCE, March 31, 2004. . . . . . . . . .  1,621,561,678  $1,621,562  $109,809,248  $(57,526,882)  $(58,174,100)
                                            -------------  ----------  ------------  -------------  -------------

    The accompanying notes are an integral part of this financial statement .



              ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   From  the
                                                                                    date  of
                                                                                  Inception on
                                                    For the Year   For the Year   May 23, 2001
                                                       Ended          Ended         through
                                                     March  31,     March  31,     March  31,
                                                        2004          2003            2004
                                                    -------------  ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . .  $(49,383,595)  $(112,865)    $(58,174,100)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation expense . . . . . . . . . . . . .            57          45              102
    Non-cash expense . . . . . . . . . . . . . . .        10,235           -        1,007,835
    Excess payment over basis of film library
    asset acquired . . . . . . . . . . . . . . . .             -           -        3,000,000
    Loss on disposal of assets and liabilities to
      related party. . . . . . . . . . . . . . . .         1,693           -        3,036,476
    Loss on unsuccessful acquisitions. . . . . . .    49,100,000           -       49,100,000
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expense . . . .             -           -            3,757
    (Increase) decrease in other assets. . . . . .             -           -           85,571
    Increase (decrease) in accounts payable. . . .       159,476      26,615          456,913
    Increase (decrease) in accrued expenses. . . .        28,152      36,000          138,126
                                                    -------------  ------------  -------------
    Net Cash provided (Used) by
      Operating Activities . . . . . . . . . . . .       (83,982)    (50,205)      (1,345,320)
                                                    -------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payment for property and equipment . . . . . .             -      (1,795)          (1,795)
                                                    -------------  ------------  -------------
  Net Cash (Used) by Investing Activities. . . . .             -      (1,795)          (1,795)
                                                    -------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock . . . . . . .             -           -        1,112,950
  Advances from related party. . . . . . . . . . .        83,982      52,000          234,165
                                                    -------------  ------------  -------------
    Net Cash Provided by Financing Activities. . .        83,982      52,000        1,347,115
                                                    -------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .             -           -                -

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . .             -           -                -
                                                    -------------  ------------  -------------
CASH AT END OF PERIOD. . . . . . . . . . . . . . .  $          -   $       -     $          -
                                                    -------------  ------------  -------------

                                   [Continued]



              ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      From the date of
                                                                                       Inception  on
                                                     For the Year    For the Year      May 23, 2001
                                                        Ended            Ended           through
                                                      March 31,        March 31,        March 31,
                                                         2004             2003             2004
                                                    ---------------  ---------------  ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest                                       $             -  $             -  $             -
     Income taxes                                   $             -  $             -  $             -


SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

     For  March  31,  2004:
     ---------------------
          The Company issued 204,706 shares of common stock for services valued at $10,235, or $.05 per share.

          The Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share.

     For  March  31,  2003:
     ---------------------
          The Company issued 350,000,000 shares of common stock for $31,500,000 in stock subscription receivable, or $.09 per share. March 2003

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

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION - Asia Premium Television Group, Inc. was organized under the laws of the State of Nevada on September 21, 1989. On September 9, 2002 the name was changed to Asia Premium Television Group, Inc. and on May 22, 2000, the Company changed their name to GTM Holdings, Inc. Asia Premium Television Group, Inc. ("Parent") was originally formed to purchase, merge with or acquire any business or assets which management believed had potential for being profitable. Parent entered into a stock for stock acquisition with American Overseas Investment Company ("AOI") during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase [See Note 2]. Parent also entered into additional business acquisitions during 2003.

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

     CHANGES  IN  CONTROL  -  In  September  2002, the Company issued a total of
     750,000,000 shares of common stock for the acquisition of subsidiaries. After these issuances, the prior shareholders held around 1.4% of the issued and outstanding shares of the Company. A change in control occurred as a result of these issuances.

     In March and July 2003, the Company issued a total of 750,000,000 shares related to the acquisition of three companies. Individuals related to the companies being acquired were selected as officers and directors of the company, which resulted in a change in control.

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

NOTE  2  -  FILM  LIBRARY,  PROPERTY  AND  EQUIPMENT

     During September 2001 Parent entered into a film rights license agreement with Sun Television Cybernetworks Holding Ltd. ("Sun") for $3,000,000 in convertible notes payable [See Note 6]. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The film rights license is unlimited and non-exclusive as to the use of the productions in the film library for purposes of editing, adapting, altering, etc. to produce re-edited works. The original works remain the property of Sun while the re-edited works become the property of the Company. Sun warrants that it is the sole owner, controller or licensee of all copyright or other rights with respect to the film library and that it is entitled and authorized to grant the license and rights under this agreement. The convertible note payable, as amended, also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. The license agreement has been recorded at a zero basis because the company cannot estimate when or if it will be able to generate any revenues from the license agreement. At March 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 60,000,000 shares of common stock.

     PROPERTY AND EQUIPMENT - The following is a summary of property and equipment - at cost, less accumulated depreciation as of:


                                           March  31
                                   -----------------------
                                        2004        2003
                                   --------------  -------
  Office and computer equipment .  $            -  $1,795
  Less:  accumulated depreciation               -     (45)
                                   --------------  -------
                                   $            -  $1,750
                                   --------------  -------

     Depreciation expense for the years ended March 31, 2004 and 2003 amounted to $57 and $45, respectively.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  CONVERTIBLE  NOTES  PAYABLE

     The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. ("Sun"). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At March 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 60,000,000 shares of common stock.

     The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached. Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At March 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 20,000,000 shares of common stock.

NOTE  4  -  RELATED  PARTY  PAYABLES

     ADVANCE PAYABLE - Through March 31, 2003, a shareholder of the Company advanced $52,000 to the Company to cover operating expenses. During the year ended March 31, 2004, the Company entered into an agreement for repayment of advances made through September 2003, wherein the Company agreed to pay interest of 5% or convert the December 31, 2003 balance of $105,984 into 2,119,672 shares of common stock, or $.05 per share. In July 2003, the Company issued 2,719,672 shares of common stock for payment of debt totaling $135,982, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement.

NOTE  5  -  CAPITAL  STOCK

     COMMON STOCK - The Company had authorized 850,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company's Board of Directors approved an increase in the Company's authorized shares to 1,350,000,000. In March 2003, the Company's Board of Directors approved an increase in authorized shares of common stock to 1,750,000,000 shares. At March 31, 2004 the Company had 1,621,561,678 shares  issued  and  outstanding.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  CAPITAL  STOCK  [CONTINUED]

     COMMON STOCK ISSUANCES - In August 2003, the Company issued 2,719,672 shares of common stock to repay debt of $135,982, or $.05 per share. The Company also issued 204,706 shares of common stock related to an anti-dilution agreement and recorded an expense of $10,235.

     In July 2003, the Company issued 350,000,000 shares of common stock related to a proposed acquisition. The Company also issued 26,344,086 shares of common stock as part of an anti-dilution agreement.

     In March 2003, the Company entered into a proposed acquisition agreement with Shandong Hongzhi Advertising Company, Ltd. wherein the Company issued 350,000,000 shares of common stock for stock subscription of $31,500,000, or $.09 per share.

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

     WARRANTS/OPTIONS - The Company has no warrants/options issued and outstanding as of March 31, 2003 and 2003.

     2001STOCK PLAN - During 2001, the Board of Directors adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At March 31, 2004 and 2003, no options were granted under the Plan.

     ANTI-DILUTION CLAUSE - OCTOBER 2002- The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and liabilities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year. In March 2003, the Company issued 30,107,525 shares of common stock related to the anti-dilution clause. The Company issued in August 2003 26,344,086 and in July 2003 204,706 shares of common stock as part of the anti-dilution agreement.

     ANTI-DILUTION CLAUSE - NOVEMBER 2003 - The Company entered into a consulting agreement with a shareholder/former officer/director in which the shareholder shall provide consulting services to the Company. As part of the compensation agreement, the consultant shall maintain a seven percent (7%) ownership of outstanding common stock of the Company, with a few exceptions.

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

     The Company has available at March 31, 2004, unused operating loss carryforwards of approximately $54,500 and foreign operating loss carryforwards of approximately $58,287,000, which may be applied against future taxable income. As substantial changes in the Company's ownership have occurred, there is an annual limitation on the amount of net operating loss carry forwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards in the amount of approximately $8,751,000 as of March 31, 2004 and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The change in the valuation allowance is approximately $7,408,000 and $587,000 for March 31, 2004 and 2003, respectively.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

     MANAGEMENT COMPENSATION - For the year ended March 31, 2004 and 2003, the Company expensed $57,275 and $36,000, respectively for services as management compensation. During the year ended March 31, 2003, the Company expensed $17,409 as services by a shareholder/former officer/director.

     OFFICE SPACE - The Company rented office space in Macau (SAR) China, related to an officer of the Company, in addition to office space in Hong Kong (SAR) China. The monthly rent was approximately $100 per month for the Macau location. During the year ended March 31, 2004 and 2003, the Company expensed $1,200 and $300, respectively as rent expense for office space from an entity related to a shareholder/former officer/director.

     ADVANCES BY RELATED PARTY - During the year ended March 31, 2003, an entity related to a shareholder advanced the Company $52,000. In April 2003, the Company agreed to repay the advances with interest of five percent (5%) or convert the balance at June 2003 into 2,119,672 shares of common stock, or $.05 per share.

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

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The consolidated financial statement does not include any adjustments that might result from the outcome of these uncertainties.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

     During the year ended March 31, 2004 and 2003, the Company entered into various consulting arrangements primarily related to potential funding to assist the Company in pursuing its planned operations in television and media. A total of 0 and 2,757,000 shares of common stock were issued to these consultants for services valued at $0 and $275,700 during the year ended March 31, 2004 and 2003, respectively.


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

     In November 2003, the Company entered into a consulting agreement with a shareholder/former officer/director in which the shareholder shall provide consulting services to the Company. As part of the compensation agreement, the consultant shall maintain a seven percent (7%) ownership of outstanding common stock of the Company, with a few exceptions.

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

NOTE  10  -  PROPOSED  ACQUISITIONS  (CONTINUED)

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

     During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement. Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph
     (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shandong Hongzhi Advertising Ltd. and Lee & Bros International Advertising. The Company approved the issuance of 50,000,000 shares of common stock to Qiang Jiang for the purchase of 100% of Lee & Bros International Advertising Ltd. and also approved the issuance of 350,000,000 to Qiang Jiang to acquire Shandong Hongzhi Advertising Co. The Company further agreed to issue 30,107,525 shares to Hong Kong Pride Investment Ltd. related to an anti-dilution clause to a shareholder/former officer/director.

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

     Subsequent to March 31, 2004, the Company completed its remaining proposed acquisitions of Lee & Bros International Ltd., Shandong Honzhi Advertising Company Ltd. and Beijing Yongfu Century Advertising Consultancy Company Limited.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  EARNINGS  (LOSS)  PER  SHARE

     The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2004 and 2003 and for the date of inception on May 23, 2001 through March 31, 2004:


                                                                          Cumulative
                                                                        From Inception
                                         For  the        For  the       on  May  23,
                                       Year  ended     Period  Ended     2001  through
                                        March  31,       March  31,        March  31,
                                           2004             2003             2004
                                      ---------------  --------------  ---------------
  (Loss) from continuing operations
    available  to common
    stockholders (numerator) . . . .  $  (49,383,595)  $    (112,865)  $(58,174,100)
                                      ---------------  --------------  ---------------
    Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period (denominator).   1,479,842,760     888,711,471    675,334,990
                                      ---------------  --------------  ---------------

     At March 31, 2004 and 2003, the Company has a $4,000,000 note payable which may be convertible into approximately 60,000,000 and 20,000,000 shares of common stock, respectively.

     Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

               ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  12  -  CONCENTRATIONS

     The  Company's  planned  operations  are  all  located  in  China.


NOTE  13  -  SUBSEQUENT  EVENTS

     The Company closed its proposed acquisition of Lee & Bros International Advertising Ltd. subsequent to March 31, 2004.

     The Company closed its proposed acquisition of Shandong Honzhi Advertising Company, Ltd. subsequent to March 31, 2004.

     The Company closed its proposed acquisition of Beijing Yongfu Century Advertising Consultancy Company Limited subsequent to March 31, 2004.

     Subsequent to March 31, 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members. At present, no shares have been returned for cancellation or reissuance.