Form 10QSB
period 2004-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2004-08-18
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File No. : 033-33263

ASIA PREMIUM TELEVISION GROUP, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA

62-1407521

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

Rm. 602, 2 North Tuanjiehu Street

Chaoyang District, Beijing

(Address of principal executive offices)

86-10-6582-7900

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

At June 30, 2004 the issuer had 1,621,561,678 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Format: Yes [  ] No [ X ]

FORM 10-QSB

ASIA PREMIUM TELEVISION GROUP, INC.

INDEX

PART I. Financial Information

 Page

Item 1. Unaudited Condensed Consolidated Financial Statements

3

Unaudited Condensed Consolidated Balance Sheet – June 30, 2004

4

Unaudited Condensed Consolidated Statements of Operations for

5

the three months ended June 30, 2004 and 2003 and from the date of inception on May 23, 2001 through June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for

6

the three months ended June 30, 2004 and 2003 and from the date of inception on May 23, 2001 through June 30, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

8

Item 2. Management's Discussion and Analysis

18

Item 3. Controls and Procedures

19

PART II. Other Information

19

Item 2. Changes in Securities and Use of Proceeds

19

Item 5. Other Information

21

Subsequent Events

21

Item 6. Exhibits and Reports on Form 8-K

22

Signatures

22

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

2004

___________

CURRENT ASSETS:

$

-

___________

Total Current Assets

-

___________

$

-

___________

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

46,070

Advances from related parties

189,930

Accrued expenses

81,571

Convertible notes payable

4,000,000

___________

Total Current Liabilities

4,317,571

___________

STOCKHOLDERS' (DEFICIT):

Common stock, $.001 par value, 1,750,000,000

shares authorized, 1,621,561,678 issued

and outstanding

1,621,562

Capital in excess of par value

109,809,248

(Deficit) accumulated during the

development stage.

(58,221,499)

___________

53,209,311

Less: stock subscription receivable

(57,526,882)

___________

Total Stockholders' (Deficit)

(4,317,571)

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

2004

2003

2004

`

__________

__________

__________

REVENUE

$

-

$

-

$

-

__________

__________

__________

EXPENSES:

General and administrative

47,399

90,748

2,286,928

Management compensation

-

8,100

828,369

Excess payment over basis of

    Film library asset acquired

-

-

3,000,000

Loss on unsuccessful

acquisitions

-

-

49,100,000

__________

__________

__________

Total Expenses

47,399

98,848

55,215,297

__________

__________

__________

LOSS FROM OPERATIONS

(47,399)

(98,848)

(55,215,297)

__________

__________

__________

OTHER INCOME (EXPENSE):

Gain from forfeit of deposit received

-

-

30,000

(Loss) on disposal of assets

-

-

(3,036,476)

Miscellaneous items

-

-

274

__________

__________

__________

Total Other Income (Expense)

-

-

(3,006,202)

__________

__________

__________

LOSS BEFORE INCOME TAXES

(47,399)

(98,848)

(58,221,499)

CURRENT INCOME TAXES

-

-

-

DEFERRED INCOME TAX

-

-

-

__________

__________

__________

NET INCOME (LOSS)

$

(47,399)

$

(98,848)

$

(58,221,499)

__________

__________

__________

LOSS PER SHARE:

$

(.00)

$

(.00)

$

(.08)

__________

__________

__________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

From the date of

Inception on

For the Three

For the Three

May 23, 2001

Months Ended

Months Ended

through

June 30,

June 30,

June 30,

2004

2003

2004

__________

__________

__________

Cash Flows from Operating Activities:

Net income (loss)

$

(47,399)

$

(98,848)

$

(58,221,499)

Adjustments to reconcile net loss to

  net cash used by operating activities:

Depreciation expense

-

57

102

Non-cash expense

-

-

1,007,835

Excess payment over basis of film library

asset acquired

-

-

3,000,000

Loss on disposal of assets and liabilities to

related party

-

3,036,476

Loss on unsuccessful acquisitions

-

-

49,100,000

Changes in assets and liabilities:

(Increase) decrease in prepaid expense

-

-

3,757

(Increase) decrease in other assets

-

-

85,571

Increase (decrease) in accounts payable

47,126

456,913

Increase (decrease) in accrued expenses

(7,523)

138,126

__________

__________

__________

Net Cash provided (Used) by

Operating Activities

(47,399)

(59,188)

(1,392,719)

__________

__________

__________

Cash Flows from Investing Activities:

Payment for property and equipment

-

-

(1,795)

__________

__________

__________

Net Cash (Used) by Investing Activities

-

-

(1,795)

__________

__________

__________

Cash Flows from Financing Activities:

Increase in advances from related party

47,399

59,188

281,564

Proceeds from sale of common stock

-

-

1,112,950

__________

__________

__________

Net Cash Provided by Financing Activities

47,399

59,188

1,394,514

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

2004

2003

2004

__________

__________

__________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

$

-

Income taxes

$

-

$

-

$

-

Supplemental Schedule of Noncash Investing and Financing Activities:

For June 30, 2004:

None

For June 30, 2003:

None.

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

Condensed Financial Statements -  The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2004 audited financial statements.  The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

Property and Equipment – Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of equipment is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets. Depreciation expense for the three months ended June 30, 2004 and 2003 amounted to $0 and $57, respectively.

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

Transaction gains and losses are included in the determination of net loss for the period. For revenues and expenses, the average exchange rate during the period was used to translate Hong Kong dollars and Macau Patacas into U.S. dollars.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 – FILM LIBRARY

During September 2001 Parent entered into a film rights license agreement with Sun Television Cybernetworks Holding Ltd. (“Sun”) for $3,000,000 in convertible notes payable [See Note 6]. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The film rights license is unlimited and non-exclusive as to the use of the productions in the film library for purposes of editing, adapting, altering, etc. to produce re-edited works. The original works remain the property of Sun while the re-edited works become the property of the Company. Sun warrants that it is the sole owner, controller or licensee of all copyright or other rights with respect to the film library and that it is entitled and authorized to grant the license and rights under this agreement. The convertible note payable, as amended, also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. The license agreement has been recorded at a zero basis because the company cannot estimate when or if it will be able to generate any revenues from the license agreement. At June 30, 2004, the approximate number of shares for which the note could have been converted, amounted to 100,000,000 shares of common stock.

of common stock.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES PAYABLE

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock.  The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At June 30, 2004, the approximate number of shares for which the note could have been converted, amounted to 100,000,000 shares

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  At June 30, 2004, the approximate number of shares for which the note could have been converted, amounted to 33,333,333 shares of common stock.

NOTE 4 – RELATED PARTY PAYABLES

Advance Payable – For the three months ended June 30, 2004, related parties paid expenses on behalf of the Company in the amount of $47,399. At June 30, 2004, the Company owed related parties $189,930.

NOTE 5 - CAPITAL STOCK

Common Stock – The Company had authorized 850,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares. At June 30, 2004 the Company had 1,621,561,678 shares issued and outstanding.

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

In March 2003, the Company entered into a proposed acquisition agreement with Shangdong Hongzi Advertising Company, Ltd. wherein the Company issued 350,000,000 shares of common stock for stock subscription of $31,500,000, or $.09 per share.]

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

Warrants/Options – The Company has no warrants/options issued and outstanding as of June 30, 2004 and March 31, 2004.

2001Stock Plan - During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company.  Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001.  The total number of shares of common stock available under the Plan may not exceed 2,000,000. At June 30, 2004 and 2003, no options were granted under the Plan.

Anti-dilution clause – October 2002- The Company entered into an agreement with a shareholder/former officer/director in which the shareholder acquired all assets and liabilities of the Company as of October 22, 2002 in exchange for $1,000,000 cash and 50,853,000 shares of common stock. The shareholder also received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder is to receive a seven percent (7%) issuance of common stock for a period of one year.  In March 2003, the Company issued 30,107,525 shares of common stock related to the anti-dilution clause. The Company issued in August 2003 26,344,086 and in July 2003 204,706 shares of common stock as part of the anti-dilution agreement.

Anti-dilution clause – November 2003 - The Company entered into a consulting agreement with a shareholder/former officer/director in which the shareholder shall provide consulting services to the Company. As part of the compensation agreement, the consultant shall maintain a seven percent (7%) ownership of outstanding common stock of the Company, with a few exceptions.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at June 30, 2004, unused operating loss carryforwards of approximately $54,500 and foreign operating loss carryforwards of approximately $58,302,000, which may be applied against future taxable income. As substantial changes in the Company’s ownership have occurred, there is an annual limitation on the amount of net operating loss carry forwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards in the amount of approximately $8,753,600 as of June 30, 2004 and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The change in the valuation allowance is approximately $7,100 and $15,000 for June 30, 2004 and 2003, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation – For the three months ended June 30, 2004 and 2003, the Company expensed $0 and $8,100, respectively for services as management compensation.

Office Space – The Company is currently renting office space in Macau (SAR) China, related to an officer of the Company. The monthly rent is approximately $100 per month for the Macau location. During the three months ended June 30, 2004 and 2003, the Company expensed $300 and $300, respectively as rent expense for office space from an entity related to a shareholder/former officer/director.

Advances By Related Party – In August 2003, the Company repaid related party advances of $135,982 with 2,119,672 shares of common stock, or $.05 per share.

For the three months, related parties paid expenses on behalf of the Company in the amount of $47,399. At June 30, 2004, the Company owed related parties $189,930.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – PROPOSED ACQUISITIONS (Continued)

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement.  Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shangdon Hongzhi Advertising Ltd. and Lee & Bros International Advertising.  The Company approved the issuance of 50,000,000 shares of common stock to Jiang Qiang for the purchase of 100% of Lee & Bros International Advertising LTD.  and also approved the issuance of 350,000,000 to Jiang Qiang to acquire Shandong Hongzhi Advertising Co. The Company further agreed to issue 30,107,525 shares to Hong Kong Pride Investment Ltd. related to an anti-dilution clause to a shareholder/former officer/director.

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

Subsequent to June 30, 2004, the Company completed its remaining proposed acquisitions of Lee & Bros International Ltd., Shandong Hongzhi Advertising Company Ltd. and Beijing Yongfu Century Advertising Consultancy Company Limited.

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 2004 and 2003 and for the date of inception on May 23, 2001 through June 30, 2004:

Cumulative

From Inception

For the

For the

on May 23,

Period ended

Period Ended

2001 through

June 30,

June 30,

June 30,

2004

2003

2004

__________

__________

____________

(Loss) from continuing operations

  available  to common

  stockholders (numerator)

$

 (47,399)

$

(98,848)

$

(58,221,499)

__________

__________

____________

Weighted average number of

  common shares outstanding

  used in earnings per share

  during the period (denominator)

1,621,561,678

1,242,643,214

751,133,079

__________

__________

____________

At June 30, 2004 and 2003, the Company has $4,000,000 in notes payable which may be convertible into approximately 100,000,000 and 33,333,333 shares of common stock, respectively.

Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS

The Company’s planned operations are all located in China.

NOTE 13 – SUBSEQUENT EVENTS

The Company closed its proposed acquisition of Lee & Bros International Advertising Ltd. subsequent to June 30, 2004.

The Company closed its proposed acquisition of Shandong Hongzhi Advertising Company, Ltd. subsequent to June 30, 2004.

The Company closed its proposed acquisition of Beijing Yongfu Century Advertising Consultancy Company Limited subsequent to June 30, 2004.

Subsequent to June 30, 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members. At present, no shares have been returned for cancellation or reissuance.

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

NATURE OF BUSINESS

The Company had previously proposed to acquire 100% of Shandong Hongzhi Advertising, Ltd. and subsidiaries and 100% of Lee and Bros. International Advertising, Ltd. and subsidiary.  The Company had also entered into a letter of intent to acquire 100% of Beijing Young Fu Century Advertising Consulting Company, Ltd and subsequent to the date of this report, in July 2004, the acquisition of these companies was completed.

Management continues to place emphasis on media, marketing and advertising ventures in the Greater China region.

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2004  AND  JUNE  30,  2003

Total  revenue  during  the  three  months ended June 30, 2004 and for the three months  ended  June  30,  2003  was  $-0-.

Total  expenses for the three months ended June 30, 2004 were $47,399 consisting of general  and  administrative  expenses and $-0- in management compensation.  Total  expenses  for  the  three  months ended June 30, 2003 were $98,848  consisting of $90,748 in general and administrative expenses and $8,100 in  management  compensation.

As a result of these factors, we realized a net loss of $47,399 during the three months  ended  June  30,  2004  compared  to a net loss of $98,848 for the three months  ended  June  30,  2003.  General and administrative expenses during both periods  consisted  of  professional  fees,  executive  compensation,  operating overhead  and  legal  and  accounting  fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

Total assets at June 30, 2004 were $-0-.  Total liabilities at June 30, 2004 were $4,317,571.  Liabilities consist of $46,070 in accounts payable,  $189,930  in  advances from a related party and $81,571 in Accrued expenses.  At June 30, 2004 the Company had two convertible notes payable totaling $4,000,000 which may be convertible into approximately 100,000,000 and 33,333,333 shares of common stock.

The  Company  has  incurred  losses  since  its  inception  and has not yet been successful  in  establishing  profitable  operations.  Further, the Company has significant current  liabilities and no assets and has no working capital to pay  its  expenses.  These  factors raise substantial doubt about the ability of the  Company  to  continue  as  a  going concern.  Management believes the acquisitions finalized in July 2004 should generate revenues thus reducing this situation.  However, management is proposing  to  raise  any  necessary additional funds not provided by operations through  loans  or  through  sales  of  its  common  stock or through a possible business  combination  with  another  company.  There  is  no assurance that the Company  will  be  successful  in  raising  this additional capital or achieving profitable  operations.

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

In August 2003, the Company issued 2,719,672 shares of common stock to a related party to repay debt of $135,982, or $0.05 per share. The Company also issued 204,706 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) related to an anti-dilution agreement and recorded an expense of $10,235. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

ITEM 5. OTHER INFORMATION

SUBSEQUENT  EVENTS

The Company closed its proposed acquisition of Lee & Bros International Advertising Ltd. in July 2004.

The Company closed its proposed acquisition of Shandong Hongzhi Advertising Company, Ltd in July 2004.

The Company closed its proposed acquisition of Beijing Yongfu Century Advertising Consulting Company, Ltd. in July 2004.

Subsequent to June 30, 2004, certain shareholders, directors and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members. At present, no shares have been returned for cancellation or reissuance.

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

REPORTS ON FORM 8-K.

On August 8, 2004, the Company filed a report on Form 8-K describing the completion of Lee & Bros International Advertising Ltd., Shandong Hongzhi Advertising Company, Ltd., and Beijing Yongfu Century Advertising Consulting Company, Ltd..

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  ASIA PREMIUM TELEVISION GROUP, INC.

Date:  August 16, 2004

By: /s/ Jiang Qiang

Jiang Qiang

Chief Executive Officer

Date:   August 16, 2004

By: /s/ Stanley R. Goss

Stanley R. Goss

Chief Financial Officer

22