Form 10QSB
period 2004-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2004-12-21
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

 to

Commission file number 033-33263

ASIA PREMIUM TELEVISION GROUP, INC.

(Exact name of small business issuer as specified in its charter)

              Nevada                                                           62-1407521

(State or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

Rm. 602, 2 North Tuanjiehu Street

Chaoyang District, Beijing 100026, P. R. China

(Address of principal executive offices)

86-10-6582-7900; 6582-7543

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ ]      No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes [ ]      No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At September 30, 2004 the issuer had 1,621,561,678 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]      No [x]

 FORM 10-QSB

ASIA PREMIUM TELEVISION GROUP, INC.

INDEX

Page

PART I.

Financial Information

3

Item 1.

Unadited Condensed Consolidated Financial Statements.

4

Unaudited Condensed Consolidated Balance Sheet, September 30, 2004

4

Unaudited Condensed Consolidated Statements of

Operations for the three and six months ended September 30,

2004 and 2003

5

Unaudited Condensed Consolidated Statements of Cash

Flows for the three and six months ended September 30,

2004 and 2003

6

Notes to Unaudited Condensed Consolidated Financial

Statements

8

Item 2.

Management’s Discussion and Analysis of Financial

Condition or Plan of Operation

19

Item 3.

Controls and Procedures

20

PART II.

Other Information

21

Item 1.

Legal Proceedings

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6.

Exhibits and Reports on Form 8-K

22

Signatures

22

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Condensed Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated unaudited financial statements include the accounts of ASTV and its subsidiaries (the “Company”).  All inter-company balances and transactions between ASTV and its subsidiaries have been eliminated in consolidation.

The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

September 30,

2004

____________

CURRENT ASSETS:

Cash

$    1,586,107

Notes receivable

6,042

Accounts receivable, net

4,776,689

Prepaid expenses, net

3,608,345

  ____________

Total Current Assets

9,977,183

PROPERTY AND EQUIPMENT, NET

416,922

____________

Total Assets

$  10,394,105

____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$    8,446,991

Accounts payable – related party

258,619

Accrued expenses

311,430

Customer deposits

713,747

Other current liabilities

15,362

Notes payable, current

4,181,269

____________

Total Current Liabilities

13,927,418

____________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 1,750,000,000

shares authorized, 1,621,561,678 issued

and outstanding

1,621,562

Capital in excess of par value

(4,107,445)

Retained (deficit)

(1,047,430)

____________

Total Stockholders' Equity (Deficit)

(3,533,313)

____________

$  10,394,105

____________

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three

For the Six

Months Ended

Months Ended

September 30,

September 30,

______________________

______________________

2004

2003

2004

2003

__________

__________

__________

__________

REVENUE

$ 9,477,935

$ 19,325,150

$ 40,582,606

$ 23,946,735

COST OF SALES

8,410,785

18,978,895

36,901,014

23,513,718

__________

__________

__________

__________

GROSS PROFIT

1,067,150

346,255

3,681,592

433,017

EXPENSE:

General and administrative

934,130

327,563

2,566,461

241,317

Bad debt allowance (recovery)

(470,029)

(372,427)

(224,205)

(1,236,574)

Prepaid allowance (recovery)

(65,742)

(56,420)

(513,767)

(785,228)

__________

__________

__________

__________

Total Expenses

398,359

(101,284)

1,828,489

(1,780,485)

__________

__________

__________

__________

INCOME FROM

OPERATIONS

668,791

447,539

1,853,103

2,213,502

OTHER INCOME (EXPENSE):

Other income

5,984

-

6,042

-

Other (expense)

(4,564)

(307)

(4,564)

(356)

(Loss) on disposal of assets

-

(110,740)

-

(110,740)

__________

__________

__________

__________

Total Other

     Income (Expense)

1,420

(111,047)

1,478

(111,096)

__________

__________

__________

__________

INCOME BEFORE

INCOME TAXES

670,211

336,492

1,854,581

2,102,406

CURRENT INCOME TAXES

147,513

1,077

1,008,688

2,348

DEFERRED INCOME TAXES

-

-

-

-

__________

__________

__________

__________

NET INCOME

$    522,698

$    335,415

$    845,893

$  2,100,058

__________

__________

__________

__________

DIVIDEND EXPENSE

-

-

-

24,169

________________________________________

NET INCOME AVAILABLE

TO COMMON SHAREHOLDERS

$   522,698

$    335,415

$    845,893

$  2,075,889

__________

__________

__________

__________

BASIC EARNINGS PER COMMON

SHARE

(US Cents)

0.032

0.045

0.052

0.277

__________

__________

__________

__________

DILUTED EARNINGS PER

COMMON SHARE (US Cents)

0.03

N/A

0.046

N/A

__________

__________

__________

__________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six

Months Ended

September 30,

__________________________________

2004

2003

________________

________________

Cash Flows from Operating Activities:

Net income

$     845,893

$    2,075,889

Adjustments to reconcile net loss to

  net cash used by operating activities:

Depreciation expense

27,042

11,555

Allowance for bad debt

(224,205)

(1,236,574)

Allowance for prepaid expense

(513,767)

(696,533)

Changes in assets and liabilities:

(Increase) decrease in accounts receivable

(72,866)

1,089,785

Decrease in prepaid expense

2,891,416

148,436

(Increase) in other assets

-

(89,201)

Increase (decrease) in accounts payable

2,171,543

(817,640)

Increase (decrease) in accrued expenses

87,634

(2,524)

(Decrease) in customer deposits

(1,300,844)

(102,495)

Increase (decrease) in other liabilities

(1,971)

120,342

________________

________________

Net Cash Provided by

Operating Activities

3,909,875

501,040

________________

________________

Cash Flows from Investing Activities:

Payment for property and equipment

(280,974)

(110,959)

Proceeds from notes receivable

6,042

-

Payments for notes receivable

-

(7,976)

________________

________________

Net Cash (Used) by Investing Activities

(274,932)

(118,935)

________________

________________

Cash Flows from Financing Activities:

Change in accounts receivable – related party

128,564

158,061

Change in accounts payable – related party

(3,222,554)

(180,404)

Change in shareholder payable

-

16,918

________________

________________

Net Cash Provided by Financing Activities

3,093,990

(5,425)

________________

________________

Net Increase in Cash

540,953

376,680

Cash at Beginning of Period

1,045,154

79,557

________________

________________

Cash at End of Period

$    1,586,107

$      456,237

________________

________________

[Continued]

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

For the Six

Months Ended

September 30,

__________________________________

2004

2003

________________

________________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$                      -

$                    -

Income taxes

$                      -

$                    -

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended September 30, 2004:

The Company completed acquisitions in July 2004. Please see acquisition note.

For the six months ended September 30, 2003:

none

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Asia Premium Television Group, Inc. (“Parent”) was organized under the laws of the State of Nevada on September 21, 1989. Parent went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc.  Asia Premium Television Group, Inc. was originally formed to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising (BAHA) during March 2003, which was finalized in July 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase.

Parent entered into a stock for stock acquisition with American Overseas Investment Company (“AOI”) during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase.

Subsidiaries - American Overseas Investment Company (“AOI”) was formed in Macau SAR, China on May 23, 2001.

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Island Company.

Beijing Asia Hongzhi Advertising (“BAHA”), formerly known as Shandong Hongzhi Advertising, was formed in Shandong, China in February 1994. It moved to Beijing and changed to its current name in July 2003.

Beijing Hongzhi Century Advertising (“BHCA”), formerly known as Beijing Yongfu Century Consultancy was formed in Beijing, China in January 2003, changed its name to its current name in March 2003.

Shandong Hongzhi Communications and Career Advertising (“SHCCA”) was formed in Shandong, China in April 2003.

Tibet Asia Culture Media Co., Ltd (“TACM”) was formed in Tibet, China in April 2004.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.

Consolidation – The financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI and APTV-BVI (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Reclassification - The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Minority Ownership – Chinese law requires Chinese residents to own various percentages of companies organized in China. The Company is reflecting these companies as wholly owned subsidiaries due to agreements with the individuals to acquire all rights of stock ownership they have in the subsidiaries, with the exception of actual stock ownership.

Change In Control – In March 2003, the Company issued a total of 750,000,000 shares of common stock in anticipation of the acquisitions of subsidiaries. The Company’s officers and directors have resigned with new officers and directors being appointed by the recipients of the 750,000,000 shares of common stock.

In September 2002, the Company issued a total of 750,000,000 shares of common stock in anticipation of the acquisition of subsidiaries. After these issuances, the prior shareholders held approximately 1.4% of the issued and outstanding shares of the Company. A change in control occurred as a result of these issuances.

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

Property and Equipment – Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of equipment is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range between two and five years [See Note 4].

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 7].

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Earnings (Loss) Per Share – The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive [See Note 11].

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

Transaction gains and losses are included in the determination of net loss for the period. For revenues and expenses, the average exchange rate during the six months period was used to translate China Renminbi into U.S. dollars. For the periods presented in these financial statements, there was no material change in the exchange rate from period to period.

BAHA, BHCA, SHCCA, and TACM’s functional currency is the China Renminbi (“RMB”).  AOI’s functional currency is the Macau SAR Pataca (“MOP”). APTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

Stock Based Compensation – The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123, "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

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

Revenue Policy - The Company earns its revenue from providing advertising, production, consulting, and agent services. The revenue is recognized when the service is provided and the relevant risk and reward upon the service has been transferred.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

September 30,

2004

____________

Accounts receivable - trade

$   4,901,838

Accounts receivable – related party

352,397

Allowance for doubtful accounts

(477,546)

____________

Accounts receivable, net

$   4,776,689

____________

Bad debt expense (recovery) for the six months ended September 30, 2004 and 2003 was $(224,205) and $(1,236,574), respectively.

NOTE 3 – PREPAID EXPENSES

At September 30, 2004, the Company had prepaid expenses of $3,608,345. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

Prepaid expenses are carried at the expected realizable value. Prepaid expenses consisted of the following:

September 30,

2004

____________

Prepaid expenses

$    3,991,984

Prepaid allowance

(383,639)

____________

Prepaid expenses, net

$    3,608,345

____________

Prepaid allowance expense (recovery) for the six months ended September 30, 2004 and 2003 was $(513,767) and $(696,533), respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

September 30,

2004

____________

Computer equipment

$      60,134

Vehicles

403,845

Furniture

544

Less accumulated depreciation

(47,601)

____________

$    416,922

____________

Depreciation expense for the six months ended September 30, 2004 and 2003 was $27,042 and $11,555, respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLES

Convertible Notes Payable - The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At September 30, 2004, the approximate number of shares for which the note could have been converted, amounted to 150,000,000 shares of common stock.

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At September 30, 2004, the approximate number of shares for which the note could have been converted, amounted to 50,000,000 shares of common stock.

Notes Payable - The Company entered into agreements with Shandong Laiyang Tongda Sinopec Sales Center (“SLTS”) to borrow $181,269 from SLTS to use as working capital on March 25, 2004.  The borrowing period is from March 25, 2004 to March 25, 2005 and the borrowing interest is at 20% per annum.

NOTE 6 - CAPITAL STOCK

Common Stock – The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At September 30, 2004, the Company had 1,621,561,678 shares issued and outstanding.

Common Stock Issuances – In July 2004 the Company completed acquisitions which were recorded in a manner similar to a reverse acquisition. Please see acquisitions note.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL STOCK [Continued]

Warrants/Options – The Company has no warrants/options issued and outstanding as of September 30, 2004 and 2003.

2001 Stock Plan – As part of the acquisition completed in July 2004, the Company adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At September 30, 2004 and 2003, no options were granted under the Plan.

Anti-Dilution Clause -  A shareholder received an anti-dilution clause for a period of one year. For any issuances of common stock by the Company, the shareholder was to receive a seven percent (7%) issuance of common stock for a period of one year. The Company has made issuances of 30,107,525, 26,344,086, and 204,706 shares of common stock as part of the anti-dilution agreement.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 2004 and March 31, 2004, unused operating loss carryforwards which may be applied against future taxable income and which expire in various years through 2024 and foreign net operating loss carryforwards of approximately $1,040,000 and $1,890,000, respectively. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards at September 30, 2004 and March 31, 2004 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

The Chinese tax law stipulates the corporate income tax is levied at 33%; and smaller businesses can enjoy more favorable rates. . Newly established independently running advertising companies are exempt from two years of corporate income tax starting from the date of inception.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operational agreements - During the six month ended September 30, 2004 and 2003, the Company entered into various consulting arrangements primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Operating Leases - The Company has entered into two building leases for its offices. The leases on the facilities expires on Aug. 31, 2005. Lease expense for the six months ended September 30, 2004 and 2003 amounted to $20,137 and $24,302, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual

September 30,

Rental Payments

____________

______________

2004

$      93,899

2005

-

2006

-

2007

-

2008

-

______________

$      93,899

______________

Net Income Guarantee – Upon purchase of the acquired companies three shareholders guaranteed a net profit of USD $1.5 million for the two years following acquisition by the Company.  In the event that the Company does not achieve the guaranteed profit the shareholders have agreed to make up the difference.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

Management Compensation – For the six months ended September 30, 2004, the Company expensed $58,006  for services as management compensation.

Accrued Expenses - At September 30, 2004, unpaid payroll due to a current officer and shareholder/former officer/director, is $83,120 which is reflected as accrued expenses on the face of the balance sheet.

Accounts Payable -  The Company has received advances from related party periodically and at September 2004 owed related party a total of $258,619.

NOTE 10 – ACQUISITIONS

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement. Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shandong Hongzhi Advertising Ltd. and Lee & Bros International Advertising. The Company approved the issuance of 50,000,000 shares of common stock to Jiang Qiang for the purchase of 100% of Lee & Bros International Advertising Ltd.. and also approved the issuance of 350,000,000 to Jiang Qiang to acquire Shandong Hongzhi Advertising Co. The Company further agreed to issue 30,107,525 shares to Hong Kong Pride Investment Ltd. related to an anti-dilution clause to a shareholder/former officer/director.

During April 2003, the Company agreed to issue 350,000,000 shares of common stock for the outstanding share capital of Beijing Yongfu Century Advertising Consultancy Company Limited.

In July 2004, the Company received assets associated with the Shandong Hongzhi Advertising Co. and Beijing Yongfu Century Advertising Consultancy Company Limited acquisitions.  The Company entered into negotiations and refused the assets of Lee & Bros International Advertising Ltd..

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended September 30, 2004 and 2003:

For the Three Months

For the Six Months

Ended September 30,

Ended September 30,

___________________________

___________________________

2004

2003

2004

2003

____________

____________

____________

____________

Income available to

common shareholders

(Numerator)

$        522,698

$        335,415

$       845,893

$ 2,075,889

____________

____________

____________

____________

Weighted average number of

 common shares outstanding

used in earnings per

 share during the period

(Denominator)

1,621,561,678

750,000,000

1,621,561,678

750,000,000

____________

____________

____________

____________

Weighted average number of

 common shares outstanding

used in diluted earnings per

 share during the period

(Denominator)

1,721,561,678

N/A

1,821,561,678

N/A

____________

____________

____________

____________

At September 30, 2004, the Company has two convertible notes payable totaling $4,000,000 which may be convertible into approximately 200,000,000 shares of common stock, respectively which were not used in the computation of earnings per share as the effect is anti-dilutive.

NOTE 12 – CONCENTRATIONS

Sales - During the six months ended September 30, 2004, the Company had one significant advertising customer which accounted for 61% of sales.

The Company’s other advertising customers accounted for 39% of advertising revenues during this period. A number of the existing customers have the potential to become large customers for the Company. Such change, if it occurs, takes time, and there might be some gap before the next large client generates such high revenues.

The Company has revenues from two other segments of business, which are consulting services and advertisement production during this period. The Company believes such services help to develop customers for the long term.

For the six months ended September 30, 2003, the Company had one significant customer which accounted for 60% of sales.

The Company’s other advertising customers accounted for 40% of advertising revenues during this period.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONCENTRATIONS [Continued]

Cost of Sales – The cost of sales during the six months ended September 30, 2004 was $36,901,014. Cost associated with China Central TV Station (CCTV) accounted for 33% of the sales cost.

The cost of sales during the six months ended September 30, 2003 was $25,513,718. Cost associated with CCTV accounted for 15%.

Accounts Receivable – At September 30, 2004, the Company had one customer which accounted for  71% of the Company’s accounts receivable balances.

NOTE 13 – SEGMENT REPORTING

The Company's segments are based on operating geographic regions.  Management considers the geographical segments of the Company to be the only reportable operating segments. These operating segments are evaluated regularly by management in determining the allocation of resources and in assessing the performance of the Company. Management evaluates performance based on sales revenue and the amount of operating income or loss.

Segment profit or loss is based on profit or loss from operations.  Interest income and expense as well as income taxes, are not included in the Company's determination of segment profit or loss in assessing the performance of a segment.

Financial information summarized by geographic segment for the six months ended September 30, 2004 is listed below:

Income (loss)

before income

Long-lived

Total

Revenues

taxes

assets, net

assets

____________

____________

____________

____________

United States

$                  -

$                  -

$                   -

$                  -

China

40,582,606

1,854,581

416,922

10,394,105

____________

____________

____________

____________

Reportable

segments total

$ 40,582,606

$   1,854,581

$       416,922

$ 10,394,105

____________

____________

____________

____________

Financial information summarized by geographic segment for the three months ended September 30, 2004 is listed below:

Income (loss)

before income

Long-lived

Total

Revenues

taxes

assets, net

assets

____________

____________

____________

____________

United States

$                  -

$                 -

$                 -

$                  -

China

9,477,935

670,211

416,922

10,394,105

____________

____________

____________

____________

Reportable

segments total

$  9,477,935

$     670,211

$     416,922

$ 10,394,105

____________

____________

____________

____________

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT REPORTING [Continued]

Financial information summarized by geographic segment for the six months ended September 30, 2003 is listed below:

Income (loss)

before income

Long-lived

Total

Revenues

taxes

assets, net

assets

____________

____________

____________

____________

United States

$                   -

$                  -

$                -

$                  -

China

23,946,735

2,102,406

152,820

2,570,225

____________

____________

____________

____________

Reportable

segments total

$  23,946,735

$   2,102,406

$    152,820

$   2,570,225

____________

____________

____________

____________

Financial information summarized by geographic segment for the three months ended September 30, 2003 is listed below:

Income (loss)

before income

Long-lived

Total

Revenues

taxes

assets, net

assets

____________

____________

____________

____________

United States

$                   -

$                  -

$                 -

$                  -

China

19,325,150

336,492

152,820

2,570,225

____________

____________

____________

____________

Reportable

segments total

$  19,325,150

$      336,492

$     152,820

$   2,570,225

____________

____________

____________

____________

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 2l e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

DESCRIPTION OF BUSINESS

GENERAL

Asia Premium Television Group, Inc., (“ASTV”) was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, ASTV changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, ASTV changed its name to GTM Holdings, Inc. On September 19, 2002, ASTV changed its name to Asia Premium Television Group, Inc. to more accurately reflect the business of ASTV. From 1993 through May 2001, ASTV did not engage in any business operations.

In June 2001, ASTV acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”) and began to focus its business plan on the acquisition of holding and development enterprises with the goal to building a broad network of media, marketing and advertising companies in Greater China.

In March 2003, ASTV entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising (formerly known as Shandong Hongzhi Advertising Company, Ltd.), which was finalized in July 2004.

In July 2004, ASTV also completed the acquisition of 100% of Beijing Hongzhi Century Advertising (formerly known as Beijing Youngfu Century Advertising Consultancy Company, Ltd.).  In July 2004, the Company unwound its acquisition of Lee and Bros International Advertising, Ltd.

The Company’s common stock is quoted on the OTCBB under the symbol “ASTV”.

NATURE OF BUSINESS

The Company’s primary operating activities are:

•

Publishing advertisements as agents for clients;

•

Media consulting services; and

•

Advertising production.

In general, the Company provides marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the People’s Republic of China (“China”).

THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Prior to the acquisition of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising, the total revenue realized by ASTV was $0.  The consolidated financial statements for the three months ended September 30, 2004 include the total revenues generated by the subsidiaries acquired in July 2004.  Total revenues for the three months ended September 30, 2004 were $9,477,935.

Total expenses for the three months ended September 30, 2004 were $398,359 consisting primarily of general and administrative expenses of $934,130, which was offset by the recovery of bad debt allowance in the amount of $470,029 and prepaid allowance in the amount of $65,742.  The Company had previously made provision for bad debt allowance that were believed to be non-recoverable, but the recovery of these bad debts was added to total expenses for the three months ended September 30, 2004 and September 30, 2003.  General and administrative expenses during both periods consisted of professional fees, executive compensation, operating overhead and legal and accounting fees.

The Company’s net income increased from $335,415 for the three months ended September 30, 2003 to $522,698 for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Total assets at September 30, 2004 were $10,394, 105. Total liabilities at September 30, 2004 were $13,927,418. Liabilities consisted primarily of $8,446,991 in accounts payable and $4,181,269 in notes payable. At September 30, 2004 the Company had two convertible notes payable totaling $4,000,000, which may be convertible into a total of approximately 200,000,000 shares of common stock.

Net cash provided by operating activities increased to $3,909,875 for the six months ended September 30, 2004 compared to $501,040 for the six months ended September 30, 2003.

Net cash used in investing activities increased to $274,932 for the six months ended September 30, 2004 compared to $118,935 for the six months ended September 30, 2003.

Net cash provided by financing activities increased to $3,093,990 for the six months ended September 30, 2004 compared to net cash used in financing activities of $5,425 for the six months ended September 30, 2003.  This was primarily due to a large increase in accounts payable from related parties.

The Company entered into an agreement with Shandong Laiyang Tongda Sinopec Sales Center to borrow $181,269 to use as working capital on March 25, 2004.  The borrowing period is from March 25, 2004 to March 25, 2005 and the borrowing interest is at 20% per annum.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	$93,899	-	-	-	-
Short-term debt	$181,269	$181,269	-	-	-
Total	$275,168	$181,269	-	-	-

ITEM 3. Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the finance manager, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the finance manager concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is involved from time to time in various legal proceedings relating to accounts receivable that the Company does not believe would have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ASTV has authorized 1,750,000,000 shares of common stock, $.001 par value. On September 19, 2002, ASTV increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, ASTV’s Board of Director’s approved an increase in ASTV’s authorized shares to 1,350,000,000. In March 2003, ASTV’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At September 30, 2004, ASTV had 1,621,561,678 shares issued and outstanding.

ITEM 6. Exhibits And Reports On Form 8-K.

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

REPORTS ON FORM 8-K.

On September 30, 2004, the Company filed a report on Form 8-K describing the resignation of Stanley Roy Goss as a Director and the Chief Financial Officer.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date:  December 21, 2004

By:  /s/ Jiang Qiang

Jiang Qiang

Chief Executive Officer

Date:  December 21, 2004

By:  /s/ Miao Bulin

Miao Bulin

Finance Manager