Form 10QSB
period 2004-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2005-03-21
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes □      No□

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At December 31, 2004 the issuer had 1,621,561,678 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes □      No [x]

SEC2334(10-04))

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

ASIA PREMIUM TELEVISION GROUP, INC.

INDEX

Page

PART I.

Financial Information

3

Item 1.

Unaudited Condensed Consolidated Financial Statements.

4

Unaudited Condensed Consolidated Balance Sheet,

December 31, 2004

4

Unaudited Condensed Consolidated Statements of

Operations for the three and nine months ended December

31, 2004 and 2003

5

Unaudited Condensed Consolidated Statements of Cash

Flows for the nine months ended December 31,

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

22

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Condensed Consolidated Financial Statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated unaudited financial statements include the accounts of ASTV and its subsidiaries (the “Company”). All inter-company balances and transactions between ASTV and its subsidiaries have been eliminated in consolidation.

The financial statements for periods prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

December 31,

2004

____________

CURRENT ASSETS:

Cash

$

936,567

Accounts receivable, net of allowance for

Doubtful accounts of $502,780

3,878,368

Advances receivable, net of allowance for

Doubtful accounts of $183,172

108,094

Prepaid expenses

4,018,025

Notes receivable

67,674

____________

Total Current Assets

9,008,728

PROPERTY AND EQUIPMENT, NET

478,054

NOTE RECEIVABLE – LONG TERM

145,015

OTHER ASSETS

79,329

____________

Total Assets

$

9,711,126

____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

6,727,439

Accounts payable – related party

74,924

Advances payable – related party

250,612

Accrued expenses

398,322

Customer deposits

1,424,870

Other current liabilities

38,808

Notes payable, current

181,269

Convertible notes payable

4,000,000

____________

Total Current Liabilities

13,096,244

____________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 1,750,000,000

shares authorized, 1,621,561,678 issued

and outstanding

1,621,562

Capital in excess of par value

(4,182,369)

Retained (deficit)

(824,311)

____________

Total Stockholders' Equity (Deficit)

(3,385,118)

____________

Total liabilities and Stockholders’ Equity (Deficit)

$

9,711,126

____________

The accompanying notes are an integral part of this unaudited condensed consolidated financial statement.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three

For the Nine

Months Ended

Months Ended

December 31,

December 31,

______________________

______________________

2004

2003

2004

2003

__________

__________

__________

__________

REVENUE

$

7,784,625

$

18,827,723

$

48,143,282

$

42,281,937

COST OF SALES

4,940,756

16,082,348

43,777,464

38,739,904

__________

__________

__________

__________

GROSS PROFIT

2,843,869

2,745,375

4,365,818

3,542,033

EXPENSE:

General and administrative

 2,710,542

2,251,084

3,386,753

2,571,687

Selling and shipping

37,194

88,481

65,097

88,588

__________

__________

__________

__________

Total Expenses

2,747,736

2,339,565

3,451,850

2,660,275

__________

__________

__________

__________

INCOME (LOSS) BEFORE

OTHER INCOME

96,133

405,810

913,968

881,758

OTHER INCOME (EXPENSE)

Other income

3,599

10,511

15,444

10,511

Other (expense)

(3,957)

(848)

(4,764)

(2,075)

Loss on disposal of assets

-

-

-

(68,612)

__________

__________

__________

__________

Total Other

     Income (Expense)

(358)

9,663

10,680

(60,176)

__________

__________

__________

__________

INCOME (LOSS) BEFORE

INCOME TAXES

95,775

415,473

924,648

821,582

CURRENT INCOME TAXES

EXPENSE (BENEFIT)

17,727

38,811

18,187

41,159

DEFERRED INCOME TAXES

-

-

-

-

__________

__________

__________

__________

NET INCOME

$

78,048

$

376,662

 $

906,461

$

780,423

__________

__________

__________

__________

DIVIDEND EXPENSE

-

-

-

-

__________

__________

__________

__________

NET INCOME AVAILABLE

TO COMMON SHAREHOLDERS

$

78,048

$

376,662

 $

906,461

$

780,423

__________

__________

__________

__________

BASIC EARNINGS PER COMMON

SHARE

$

0.00

$

0.00

$

0.00

$

0.00

__________

__________

__________

__________

DILUTED EARNINGS PER

COMMON SHARE

$

0.00

$

N/A

$

0.00

$

N/A

__________

__________

__________

__________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months

Ended December 31,

____________________________

2004

2003

_____________

_____________

Cash Flows from Operating Activities:

Net income

$

906,461

$

780,423

Adjustments to reconcile net loss to net cash

  used by operating activities:

Depreciation expense

53,539

9,630

Non-cash expense

5,855

5,855

Non-cash revenue

(5,855)

(5,855)

Bad debt expense

7,869

417,164

Changes in assets and liabilities:

Decrease in accounts receivable

585,202

580,366

Decrease (Increase) in prepaid expense

1,967,969

(788,118)

(Increase) in other current assets

(79,329)

-

Increase (decrease) in accounts payable

(2,603,260)

374,165

Increase in accounts payable – related party

55,589

16,918

Increase in accrued expenses

174,526

35,471

Decrease in customer deposits

(589,721)

(744,070)

Increase in other liabilities

21,474

66,837

_____________

_____________

Net Cash provided by Operating Activities

500,319

748,786

_____________

_____________

Cash Flows from Investing Activities:

Payments for property and equipment

(369,688)

(101,116)

Payments for note receivable

(55,589)

-

_____________

_____________

Net Cash Provided (Used) by Investing Activities

(425,277)

(101,116)

_____________

_____________

Cash Flows from Financing Activities:

(Increase) decrease in advances receivable - related party

(9,405)

476,695

Increase (decrease) in advances payable - related party

(174,224)

22,392

_____________

_____________

Net Cash Provided by Financing Activities

(183,629)

499,087

_____________

_____________

Net Increase (Decrease) in Cash

(108,587)

1,146,757

Cash at Beginning of Period

1,045,154

79,557

_____________

_____________

Cash at End of Period

$

936,567

$

1,226,314

_____________

_____________

[Continued]

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

For the Nine

Months Ended

December 31,

__________________________________

2004

2003

________________

________________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

27,190

$

-

Income taxes

$

460

$

2,610

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended December 31, 2004:

During July 2004 the Company closed its acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries which has been accounted for in a manner similar to a reverse purchase.  The Company had previously issued a total of 750,000,000 shares of common stock for the acquisition.  At the time of the acquisition the company had $4,317,571 of liabilities [See Note 8].

For the nine months ended December 31, 2003:

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

Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA Subsidiary”) during March 2003, which was finalized on July 9, 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase.

Parent entered into a stock for stock acquisition with American Overseas Investment Company (“AOI”) during June 2001 in a transaction that has been accounted for as a recapitalization of AOI in a manner similar to a reverse purchase.

Subsidiaries - Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA Subsidiary”) was organized under the laws of the People’s Republic of China on June 1, 1995 as Shandong Hongzhi Advertising Co., Ltd.  In July 2003, its name was changed to Beijing Asia Hongzhi Advertising Co., Ltd.

Beijing Hongzhi Century Advertising Co., Ltd (“BHCA Subsidiary”) was organized under the laws of the People’s Republic of China on January 7, 2003 as Beijing Yongfu Century Consulting Co., Ltd. as a wholly-owned subsidiary of BAHA.  In March 2003 BHCA Subsidiary changed its name to Beijing Hongzhi Century Advertising Co., Ltd.

Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA Subsidiary”) was organized under the laws of the People’s Republic of China on April 29, 2003 as a wholly-owned subsidiary of BAHA.

Tibet Asia Culture Media Co., Ltd (“TACM Subsidiary”) was organized under the laws of the People’s Republic of China in April 2004 as a wholly-owned subsidiary of BAHA.

Asia Premium Television Group, Inc. (“APTV-BVI Subsidiary”) was formed on December 28, 2002, as a British Virgin Island Company.

American Overseas Investment Company (“AOI Subsidiary”) was formed in Macau SAR, China on May 23, 2001.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.

Consolidation – The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI and APTV-BVI (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Reclassification - The financial statements for periods prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2004 audited financial statements.  The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Minority Interests – Under the laws of the People’s Republic of China, a Chinese company with limited liabilities must have no less than two shareholders.  Small minority interests exist in BHCA Subsidiary and SHCCA Subsidiary because of this requirement.  However, the company owns all of the rights of the minority interest shareholders, therefore the Company has accounted for the subsidiaries as being wholly-owned.

Change In Control – In March and July 2003, the Company issued a total of 750,000,000 shares of common stock in anticipation of the acquisitions of subsidiaries. The Company’s officers and directors resigned, and the Company appointed new officers and directors.

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

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment – Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between two and five years [See Note 5].  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes [See Note 9].

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Earnings (Loss) Per Share – The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive [See Note 15].

Foreign Currency Translation Policy – The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates.  For revenues and expenses, the average exchange rate during the nine months period was used to translate China Renminbi into U.S. dollars. For the periods presented in these financial statements, there was no material change in the exchange rate from period to period.  The gains or losses resulting from translation are included in stockholders' equity separately as cumulative transaction adjustments when material.

Gains and losses resulting from transactions in foreign currencies are included in the determination of net loss for the period.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued.  SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

Revenue Recognition Policy - The Company generates revenues from providing advertising, production, consulting, and agent services. Revenue is recognized when the service is provided.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

December 31,

2004

____________

Accounts receivable - trade

$

4,381,148

Allowance for doubtful accounts

(502,780)

____________

Accounts receivable, net

$

3,878,368

____________

Bad debt expense for the nine months ended December 31, 2004 and 2003 was $5,597 and $401,817, respectively.

NOTE 3 – PREPAID EXPENSES

At December 31, 2004, the Company had prepaid expenses of $4,018,025. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 – NOTES RECEIVABLE

The Company has a note receivable from Shandong Normal University (“SNU”) for $145,015 at December 31, 2004.  This note bears no interest and the principal is due on March 31, 2006.  The Company has entered into an office lease contract with SNU for the use of office space at no charge.  The Company has imputed interest on the note receivable at an effective interest rate of approximately 5.38% per annum and has recorded the amount as interest income and office lease expense.  The interest income for the nine months ended December 31, 2004 and 2003 was $5,855 and $5,855, respectively [See Note 10].

At December 31, 2004 the Company has various short term, no interest notes receivable totaling $67,674.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

December 31,

2004

____________

Office equipment

$

65,458

Vehicles

486,695

Less accumulated depreciation

(74,099)

____________

$

478,054

____________

Depreciation expense for the nine months ended December 31, 2004 and 2003 was $53,539 and $9,630, respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLES

Convertible Notes Payable - The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At December 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 150,000,000 shares of common stock.

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At December 31, 2004, the approximate number of shares for which the note could have been converted, amounted to 50,000,000 shares of common stock.

Notes Payable - On March 25, 2004 the Company entered into a note payable with Shandong Laiyang Tongda Sinopec Sales Center (“SLTS”) in the amount of $181,269 to use as working capital.  The note matures on March 25, 2005 and provides for interest at 20% per annum.

NOTE 7 - CAPITAL STOCK

Common Stock – The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. On September 19, 2002, the Company increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At December 31, 2004, the Company had 1,621,561,678 shares issued and outstanding.

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

NOTE 7 - CAPITAL STOCK [Continued]

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

Warrants/Options – The Company has no warrants/options issued and outstanding as of December 31, 2004 and 2003.

2001 Stock Plan – During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At December 31, 2004 and 2003, no options were granted under the Plan.

Anti-Dilution Agreement -  A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made issuances of 30,107,525;  26,344,086 and 204,706 shares of common stock as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that cause its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement.

Development Fund – In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members. At present, no shares have been returned for cancellation or reissance.

NOTE 8 – ACQUISITIONS

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement. Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shandong Hongzhi Advertising Ltd. (BAHA Subsidiary) and Lee & Bros International Advertising. In September 2003, the Company determined that the acquisitions of Asia East Investments and Sun Media would not be completed and the

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACQUISITIONS  [Continued]

$1,000,000 received would be the complete consideration for both issuances of common stock and thus wrote-off the balance of the subscription receivables of US$30,500,000 and $18,600,000 as a loss on unsuccessful acquisition in the total amount of $49,100,000.

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

During April 2003, the Company agreed to issue 350,000,000 shares of common stock for the outstanding share capital of Beijing Yongfu Century Advertising Consultancy Company Limited (BHCA Subsidiary).

In July 2004, the Company completed the acquisitions and received assets associated with the Shandong Hongzhi Advertising Co. and Beijing Yongfu Century Advertising Consultancy Company Limited acquisitions.  During the course of acquisitions, the business of Lee & Brothers International Advertising had been merged into the other two companies by July 2004.  The Company entered into negotiations and refused the remaining assets of Lee & Bros International Advertising Ltd.  The acquisitions have been recorded in a manner similar to a reverse purchase.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2004 and 2003, unused United States operating loss carryforwards of $54,500 and $54,500, respectively, and unused foreign operating loss carryforwards of $58,303,000 and $0, respectively, which may be applied against future taxable income.  The deferred tax  assets, which consist of accrued severance pay, bad debt allowance and net operating losses, equal approximately $8,959,000 and $156,000 for the nine months ended December 31, 2004 and 2003. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at December 31, 2004 and 2003, therefore, no deferred tax asset has been recognized   The change in the valuation allowance is approximately $8,489,000 and $351,000 for the nine months ended December 31, 2004 and 2003, respectively.

Chinese tax law stipulates the corporate income tax is levied at 33%; and smaller businesses can enjoy more favorable rates. Newly established independently running advertising companies are exempt from corporate income tax for the first two years from the date of inception.   The material differences between the effective tax rate and the statutory rate are the valuation allowance, nondeductible payroll benefits and net income or loss which is not subject to tax in the initial two years from inception.

Chinese tax law stipulates the net loss after tax adjustments can be carried forward for five fiscal years.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2005.  Rental payments for the nine months ended December 31, 2004 and 2003 amounted to $44,588 and 35,018, respectively.  The Ji’nan facility lease expires on March 31, 2006.  Rental payments for the nine months ended December 31, 2004 and 2003 amounted to $5,855 and $5,855, respectively [See Note 4].  The combined lease expense for the nine months ended December 31, 2004 and 2003 amounted to $50,443 and $40,873, respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual

December 31,

Rental Payments

____________

______________

2005

$

76,097

2006

1,952

2007

-

2008

-

2009

-

______________

$

78,049

______________

NOTE 11 - RELATED PARTY TRANSACTIONS

Advances Receivable - The advances receivable are carried at the expected realizable value.  Advances receivable consisted of the following:

December 31,

2004

____________

Advances receivable – related parties

$

291,266

Allowance for doubtful advances

(183,172)

____________

Advances receivable, net

$

108,094

____________

Bad debt expense for the nine months ended December 31, 2004 and 2003 was $2,272 and $15,347, respectively.

Accounts Payable - The Company has accounts payable to related parties at December 31 2004 of $74,924.

Advances Payable - The Company has received advances from related parties and at December 31, 2004 owed related parties a total of $250,612.

Management Compensation – For the nine months ended December 31, 2004 and 2003, the Company expensed $87,009 and $ 60,906, respectively, for services as management compensation.

Accrued Expenses - At December 31, 2004, unpaid payroll due to current officers and shareholder/former officer/director is $91,239 which is included with accrued expenses on the face of the balance sheet.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operational agreements - The Company routinely enters into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Net Income Guarantee – In connection with the acquisition of the Subsidiaries by Parent, three shareholders guaranteed that the Company will generate net income of $1.5 million during the two years following acquisition.  In the event that the Company does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

Anti-Dilution Agreement -  A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made issuances of 30,107,525;  26,344,086 and 204,706 shares of common stock as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that cause its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement.

NOTE 13 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has current liabilities in excess of current assets and has a stockholders deficit.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital. The consolidated financial statement does not include any adjustments that might result from the outcome of these uncertainties.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONCENTRATIONS

Sales - During the nine months ended December 31, 2004, the Company had one significant advertising customer which accounted for 56% of sales.

For the nine months ended December 31, 2003, the Company had one significant customer which accounted for 53% of sales.

Cost of Sales – The cost of sales during the nine months ended December 31, 2004 was $43,777,464. Cost associated with China Central TV Station (CCTV) accounted for 30% of the sales cost.

The cost of sales during the nine months ended December 31, 2003 was $38,739,904. Cost associated with CCTV accounted for 17%.

Accounts Receivable – At December 31, 2004, the Company had one customer which accounted for 53% of the Company’s accounts receivable balances.

Foreign Operations – All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 15 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended December 31, 2004 and 2003:

For the Three Months

For the Nine Months

Ended December 31,

Ended December 31,

___________________________

___________________________

2004

2003

2004

2003

____________

____________

____________

____________

Income available to

common shareholders

(Numerator)

$

78,048

$

376,662

 $

906,461

$

780,423

____________

____________

____________

____________

Weighted average number of

 common shares outstanding

used in earnings per

 share during the period

(Denominator)

1,621,561,678

750,000,000

1,304,630,159

750,000,000

____________

____________

____________

____________

Weighted average number of

 common shares outstanding

used in diluted earnings per

 share during the period

(Denominator)

1,721,561,678

750,000,000

1,415,741,270

750,000,000

____________

____________

____________

____________

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation.

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

DESCRIPTION OF BUSINESS

GENERAL

ASTV was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, ASTV changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, ASTV changed its name to GTM Holdings, Inc. On September 19, 2002, ASTV changed its name to Asia Premium Television Group, Inc. to more accurately reflect the business of ASTV. From 1993 through May 2001, ASTV did not engage in any business operations.

In June 2001, ASTV acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”) and began to focus its business plan on the acquisition of holding and development enterprises with the goal of building a broad network of media, marketing and advertising companies in greater China.

In March 2003, ASTV entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising (formerly known as Shandong Hongzhi Advertising Company, Ltd.), which was finalized in July 2004.

In July 2004, ASTV also completed the acquisition of 100% of Beijing Hongzhi Century Advertising (formerly known as Beijing Youngfu Century Advertising Consultancy Company, Ltd.).

We have prepared our financial statements for the nine months ended December 31, 2003 on a pro-forma basis as if the acquisitions of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising had taken place on January 1, 2003.

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

NINE MONTH PERIODS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Prior to the acquisition of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising, the total revenue realized by the Company was $0.  The consolidated financial statements for the nine months ended December 31, 2004 include the total revenues generated by these subsidiaries, which were acquired in July 2004.  Total revenues for the nine months ended December 31, 2004 increased by 13.9% to $48,143,282 as compared to $42,281,937 for the nine months ended December 31, 2003.

The Company’s cost of sales increased by 13.0% during the nine months ended December 31, 2004 to $43,777,464 as compared to $38,739,904 for the nine months ended December 31, 2003.

The Company’s gross profit for the nine months ended December 31, 2004 increased by 23.3% to $4,365,818 as compared to $3,542,033 for the nine months ended December 31, 2003.

The Company’s total expenses for the nine months ended December 31, 2004 were $3,451,850 consisting primarily of general and administrative expenses of $3,386,753.  This represented an increase of 29.8% over total expenses at $2,660,275 for the nine months ended December 31, 2003.  General and administrative expenses during these periods consisted primarily of professional fees, executive compensation, operating overhead and legal and accounting fees.

The Company’s net income increased by 16.1% to $906,461 for the nine months ended December 31, 2004 compared to $780,423 for the nine months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows for the nine month periods ended December 31, 2003 and 2004:

	Nine Months Ended December 31,
	2004	2003

Net cash flow from operating activities	$500,319	$748,786
Net cash used in investing activities	(425,277)	(101,116)
Net cash (used in) provided by financing activities	(183,629)	499,087
(Decrease)/increase in cash and cash equivalents	(108,587)	1,146,757
Cash and cash equivalents (closing balance)	936,567	1,226,314

The Company’s total assets at December 31, 2004 were $9,711,126. The Company’s total liabilities at December 31, 2004 were $13,096,244.  Liabilities consisted primarily of $6,727,439 in accounts payable and $4,000,000 in convertible notes payable.

The Company’s net cash provided by operating activities decreased to $500,319 for the nine months ended December 31, 2004 compared to $748,786 for the nine months ended December 31, 2003.  This was primarily due to the decrease of accounts payable.

The Company’s net cash used in investing activities increased to $425,277 for the nine months ended December 31, 2004 compared to $101,116 for the nine months ended December 31, 2003.  This was primarily due to the increase of payments for property and equipment and for notes receivable.

The Company used net cash in financing activities in the amount of $183,629 during the nine month period ended December 31, 2004 compared to net cash provided by financing activities of $499,087 for the nine months ended December 31, 2003.  This was primarily due to the increase in advances receivable from related parties and a decrease in advances payable to related parties.

The Company entered into an agreement with Shandong Laiyang Tongda Sinopec Sales Center on March 25, 2004 to borrow $181,269 to use as working capital.  The borrowing period is from March 25, 2004 to March 25, 2005 and the borrowing interest is at 20% per annum.  At December 31, 2004 the Company had two convertible notes payable totaling $4,000,000, which may be convertible into a total of approximately 200,000,000 shares of common stock.  These notes do not provide for payment of interest or any other repayment terms other than by conversion into common stock.

The following table sets forth information regarding the Company’s aggregate payment obligation in future years of the contractual obligations that the Company had as of December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	$78,049	$76,097	1,952	-	-
Short-term debt	$181,269	$181,269	-	-	-
Total	$259,318	$257,366	1,952	-	-

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

(b) Changes in Internal Controls over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the finance manager, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is involved from time to time in various legal proceedings relating to accounts receivable that the Company does not believe will have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value.  On September 19, 2002, the Company increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At December 31, 2004, the Company had 1,621,561,678 shares issued and outstanding.

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date:  March 21, 2005

By:  /s/ Jiang Qiang

Jiang Qiang

Chief Executive Officer

Date:  March 21, 2005

By:  /s/ Miao Bulin

Miao Bulin

Finance Manager