Form 10QSB/A
period 2004-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2005-05-26
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______ to ______

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

(86-10) 6582-7900; 6582-7543

(Issuer’s telephone number)

___________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes □      No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

_________________

EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB /A hereby amends Asia Premium Television Group Inc.’s quarterly report on Form 10-QSB for the period ended September 30, 2004, which was filed on December 21, 2004.  This amendment No. 1 is being filed for the purpose of providing restated financial statements for the three and six month periods ended September 30, 2004.  The financial statements as originally reported were filed before the final result of the audit on the March 31, 2004 and 2003 year end financial statements of BAHA and its subsidiaries was determined, and therefore did not reflect the corresponding audit adjustments.   Please refer to Note 16 of the unaudited condensed consolidated financial statements included in this amendment No. 1 on Form 10Q-SB/A for more detailed information.

      This amendment No. 1 on Form 10Q-SB does not reflect events occurring after the filing of the original 10Q-SB.  As a result, this amendment No. 1 to the quarterly report on Form 10-QSB continues to speak as of September 30, 2004.

_____________________________________________________________________________________________

FORM 10-QSB/A

ASIA PREMIUM TELEVISION GROUP, INC.

(Inapplicable items have been omitted)

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Condensed Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of Asia Premium Television Group, Inc., (“ASTV”), and its subsidiaries (collectively the “Company”).  All inter-company balances and transactions between ASTV and its subsidiaries have been eliminated in consolidation.

The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

September 30,

2004

____________

CURRENT ASSETS:

Cash

$

1,577,196

Accounts receivable, net of allowance for

doubtful accounts of $502,780

4,162,955

Advances receivable, net of allowance for

doubtful accounts of $183,172

195,557

Prepaid expenses

3,899,434

Notes receivable

6,042

____________

Total Current Assets

9,841,184

PROPERTY AND EQUIPMENT, NET

498,034

NOTE RECEIVABLE - LONG TERM

145,015

OTHER ASSETS

146,610

____________

Total Assets

$

10,630,843

____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

8,617,305

Accounts payable - related party

74,924

Advances payable - related party

147,344

Accrued expenses

343,333

Customer deposits

714,632

Other current liabilities

15,202

Notes payable, current

181,269

Convertible notes payable

4,000,000

____________

Total Current Liabilities

14,094,009

____________

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 1,750,000,000

shares authorized, 1,621,561,678 issued

and outstanding

1,621,562

Capital in excess of par value

(4,182,369)

Retained (deficit)

(902,359)

____________

Total Stockholders' Equity (Deficit)

(3,463,166)

____________

Total liabilities and Stockholders’ Equity (Deficit)

$

10,630,843

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

__________

__________

REVENUE

$

9,450,703

$

18,437,382

$

40,358,657

  $23,454,214

COST OF SALES

7,751,403

18,901,746

38,836,708

    22,657,556

__________

__________

__________

__________

GROSS PROFIT (LOSS)

1,699,300

(464,364)

1,521,949

796,658

EXPENSE:

General and administrative

96,279

201,297

676,211

320,603

Selling and shipping

22,277

-

27,903

107

__________

__________

__________

__________

Total Expenses

118,556

201,297

704,114

320,710

__________

__________

__________

__________

INCOME (LOSS) BEFORE

OTHER INCOME

1,580,744

(665,661)

817,835

475,948

OTHER INCOME (EXPENSE)

Other income

8,352

-

11,845

-

Other (expense)

(807)

(603)

(807)

(1,227)

Loss on disposal of assets

-

(68,612)

-

(68,612)

__________

__________

__________

__________

Total Other

     Income (Expense)

7,545

(69,215)

11,038

(69,839)

  __________

   __________

   __________

   __________

INCOME (LOSS) BEFORE

INCOME TAXES

1,588,289

(734,876)

828,873

406,109

CURRENT INCOME TAXES

EXPENSE (BENEFIT)

460

1,077

460

2,348

DEFERRED INCOME TAXES

-

-

-

-

__________

__________

__________

__________

NET INCOME (LOSS)

$

1,587,829

$

(735,953)

 $

828,413

$

403,761

__________

 __________

__________

__________

DIVIDEND EXPENSE

-

-

-

-

__________

__________

__________

__________

NET INCOME AVAILABLE

TO COMMON SHAREHOLDERS

$

1,587,829

$

(735,953)

 $

828,413

$

403,761

__________

__________

__________

__________

BASIC EARNINGS PER COMMON

SHARE

$

0.00

$

0.00

$

0.00

$

0.00

__________

__________

__________

__________

DILUTED EARNINGS PER

COMMON SHARE

$

0.00

$

NA

$

0.00

$

NA

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

828,413

$

403,761

Adjustments to reconcile net loss to net cash

  used by operating activities:

Depreciation expense

28,779

3,678

Non-cash expense

3,903

3,903

Non-cash revenue

(3,903)

(3,903)

Bad debt expense

7,869

135,948

Changes in assets and liabilities:

Decrease in accounts receivable

300,615

1,262,440

Decrease (Increase) in prepaid expense

2,086,560

(674,912)

(Increase) in other current assets

(146,610)

-

(Decrease) in accounts payable

(713,394)

(1,004,957)

Increase in accounts payable – related party

55,589

16,918

Increase in accrued expenses

119,537

7,857

(Decrease) in customer deposits

(1,299,959)

(112,726)

(Decrease) increase in other liabilities

(2,132)

22,650

_____________

_____________

Net Cash provided by Operating Activities

1,265,267

60,657

_____________

_____________

Cash Flows from Investing Activities:

Payments for property and equipment

(364,908)

(52,041)

Payments for note receivable

6,043

(7,976)

_____________

_____________

Net Cash Provided (Used) by Investing Activities

(358,865)

(60,017)

_____________

_____________

Cash Flows from Financing Activities:

(Increase) decrease in advances receivable - related party

(96,868)

478,250

(Decrease) in advances payable - related party

(277,492)

(111,475)

_____________

_____________

Net Cash Provided by Financing Activities

(374,360)

366,775

_____________

_____________

Net Increase (Decrease) in Cash

532,042

367,415

Cash at Beginning of Period

1,045,154

79,557

_____________

_____________

Cash at End of Period

$

1,577,196

$

446,972

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

Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value.  The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due.  The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable.  The Company estimates allowances for doubtful accounts based on the aged receivable balances and historical losses.  The Company records interest income on delinquent accounts receivable only when payment is received.  The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principle.  The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

September 30,

2004

____________

Accounts receivable - trade

$

4,665,735

Allowance for doubtful accounts

(502,780)

____________

Accounts receivable, net

$

4,162,955

____________

Bad debt expense for the six months ended September 30, 2004 and 2003 was $5,597 and $120,553, respectively.

NOTE 3 – PREPAID EXPENSES

At September 30, 2004, the Company had prepaid expenses of $3,899,434. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 – NOTES RECEIVABLE

The Company has a note receivable from Shandong Normal University (“SNU”) for $145,015 at September 30, 2004.  This note bears no interest and the principal is due on March 31, 2006.  The Company has entered into an office lease contract with SNU for the use of office space at no charge.  The Company has imputed interest on the note receivable at an effective interest rate of approximately 5.38% per annum and has recorded the amount as interest income and office lease expense.  The interest income for the six months ended September 30, 2004 and 2003 was $3,903 and $3,903, respectively [See Note 10].

At September 30, 2004 the Company has various short term, no interest notes receivable totaling $6,042.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

September 30,

2004

____________

Office equipment

$

60,678

Vehicles

486,695

Less accumulated depreciation

(49,339)

____________

$

498,034

____________

Depreciation expense for the six months ended September 30, 2004 and 2003 was $28,779 and $3,678, respectively.

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

In March 2003, the Company entered into a proposed acquisition agreement with Shangdong Hongzhi Advertising Company, Ltd. wherein the Company issued 350,000,000 shares of common stock for stock subscription of $31,500,000, or $.09 per share.

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

NOTE 8 – ACQUISITIONS

During March 2003 the Company entered into a Letter Agreement with Asia East Investments to vary the terms of the October 2002 acquisition agreement. Asia East had not yet provided the majority of the assets promised and it was now agreed to waive the assets required under paragraph (2) of the previous agreement in consideration of Asia East procuring the acquisition of Shandong Hongzhi Advertising Ltd. (BAHA Subsidiary) and Lee & Bros International Advertising. In September 2003, the Company determined that the acquisitions of Asia East Investments and Sun Media would not be completed and the $1,000,000 received would be the complete consideration for both issuances of common stock and thus wrote-off the balance of the subscription receivables of $30,500,000 and $18,600,000 as a loss on unsuccessful acquisition in the total amount of $49,100,000.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

The Company has available at September 30, 2004 and 2003, unused United States operating loss carryforwards of $54,500 and $54,500, respectively, and unused foreign operating loss carryforwards of $58,314,000 and $556,000, respectively, which may be applied against future taxable income.  The deferred tax  assets, which consist of accrued severance pay, bad debt allowance and net operating losses, equal approximately $8,959,000 and $245,000 for the six months ended September 30, 2004 and 2003. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at September 30, 2004 and 2003, therefore, no deferred tax asset has been recognized.  The change in the valuation allowance is approximately $8,490,000 and $262,000 for the six months ended September 30, 2004 and 2003, respectively.

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

NOTE 10 – OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2005.  Rental payments for the six months ended September 30, 2004 and 2003 amounted to $18,979 and $24,302, respectively.  The Ji’nan facility lease expires on March 31, 2006.  Rental payments for the six months ended September 30, 2004 and 2003 amounted to $3,903 and $3,903, respectively [See Note 4].  The combined lease expense for the six months ended September 30, 2004 and 2003 amounted to $22,882 and $28,205, respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual

September 30,

Rental Payments

____________

______________

2005

$

101,706

2006

3,903

2007

-

2008

-

2009

-

______________

$

105,609

 ______________

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS

Advances Receivable - The advances receivable are carried at the expected realizable value.  Advances receivable consisted of the following:

September 30,

2004

____________

Advances receivable – related parties

$

378,729

Allowance for doubtful advances

(183,172)

____________

Advances receivable, net

$

195,557

____________

Bad debt expense for the six months ended September 30, 2004 and 2003 was $2,272 and $15,395, respectively.

Accounts Payable - The Company has accounts payable to related parties at September 30, 2004 of $74,924.

Advances Payable - The Company has received advances from related parties and at September 30, 2004 owed related parties a total of $147,344.

Management Compensation – For the six months ended September 30, 2004 and 2003, the Company expensed $58,006 and $40,604, respectively, for services as management compensation.

Accrued Expenses - At September 30, 2004, unpaid payroll due to current officers and shareholder/former officer/director is $81,571 which is included with accrued expenses on the face of the balance sheet.

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

NOTE 14 – CONCENTRATIONS

Sales - During the six months ended September 30, 2004, the Company had one significant advertising customer which accounted for 61% of sales.

For the six months ended September 30, 2003, the Company had one significant customer which accounted for 60% of sales.

Cost of Sales – The cost of sales during the six months ended September 30, 2004 was $38,836,708. One vendor accounted for 33% of the cost of sales.

The cost of sales during the six months ended September 30, 2003 was $22,657,556. One vendor accounted for 15% of the cost of sales.

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

For the Three Months

For the Six Months

Ended September 30,

Ended September 30,

___________________________

___________________________

2004

2003

2004

2003

____________

____________

____________

____________

Income available to

common shareholders

(Numerator)

$

1,587,829

$

(735,953)

 $

828,413

$

403,761

____________

____________

____________

____________

Weighted average number of

 common shares outstanding

used in earnings per

 share during the period

(Denominator)

1,536,300,210

750,000,000

1,145,298,466

750,000,000

____________

____________

____________

____________

Weighted average number of

 common shares outstanding

used in diluted earnings per

 share during the period

(Denominator)

1,691,855,766

750,000,000

1,223,076,244

750,000,000

____________

____________

____________

____________

NOTE 16 – RESTATEMENT

The Company has restated its financial statements for the three and six month periods ended September 30, 2004 and 2003.  The financial statements as originally reported were filed prior to the final result of audit on March 31, 2004 and 2003 year end financial statements of BAHA and its subsidiaries was determined, and therefore did not reflect the corresponding audit adjustments .  The Changes made are primarily related to adjustments in the accounts receivable and prepaid expense balances. The following tables highlight the significant areas of change from those previously reported:

Three Months Ended September 30, 2004

_________________________________________

As reported

Restated

Change

____________

____________

____________

Total assets

$

10,394,105

$

10,630,843

$

(236,738)

____________

____________

____________

Net income (loss)

$

522,698

$

1,587,829

$

(1,065,131)

____________

____________

____________

Basic earnings per share

$

0.03

$

0.00

$

0.03

____________

____________

____________

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RESTATEMENT [Continued]

Six Months Ended September 30, 2004

_________________________________________

As reported

Restated

Change

____________

____________

____________

Total assets

$

10,394,105

$

10,630,843

$

(236,738)

____________

____________

____________

Net income (loss)

$

845,893

$

828,413

$

17,480

____________

____________

____________

Basic earnings per share

$

0.05

$

0.00

$

0.05

____________

____________

____________

Three Months Ended September 30, 2003

_________________________________________

As reported

Restated

Change

____________

____________

____________

Total assets

$

N/A

$

N/A

$

N/A

____________

____________

____________

Net income (loss)

$

335,415

$

(735,953)

$

1,071,364

____________

____________

____________

Basic earnings per share

$

0.05

$

0.00

$

0.05

____________

____________

____________

Six Months Ended September 30, 2003

_________________________________________

As reported

Restated

Change

____________

____________

____________

Total assets

$

N/A

$

N/A

$

N/A

____________

____________

____________

Net income (loss)

$

2,100,058

$

403,761

$

1,696,297

____________

____________

____________

Basic earnings per share

$

0.28

$

0.00

$

0.28

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

We have prepared our financial statements for the six months ended September 30, 2003 on a pro-forma basis as if the acquisitions of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising had taken place on January 1, 2003.

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

SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Prior to the acquisition of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising, the total revenue realized by ASTV was $0.  The consolidated financial statements for the six months ended September 30, 2004 include the total revenues generated by the subsidiaries acquired in July 2004.  Total revenues for the six months ended September 30, 2004 increased by 72.1% to $40,358,657 as compared to $23,454,214 for the six months ended September 30, 2003.

The Company’s cost of sales increased by 71.4% during the six months ended September 30, 2004 to $38,836,708 as compared to $22,657,556for the six months ended September 30, 2003.

The Company’s gross profit for the six months ended September 30, 2004 increased by 91.0% to $1,521,949 as compared to $796,658 for the six months ended September 30, 2003.

Total expenses for the six months ended September 30, 2004 were $704,114 consisting primarily of general and administrative expenses of $676,211.  This represented an increase of 119.5% over total expenses of $320,710 for the six months ended September 30, 2003 primarily due to the increase in employee compensation and professional fees. General and administrative expenses during these periods consisted of professional fees, executive compensation, operating overhead and legal and accounting fees.

The Company’s net income increased by 105.2% to $828,413 for the six month period ended September 30, 2004 from $403,761 for the six months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows for the six month periods ended September 30, 2004 and 2003

	Six Months Ended September 30,
	2004	2003

Net cash flow from operating activities	$1,265,267	$60,657
Net cash provided (used) by investing activities	(358,865)	(60,017)
Net cash provided (used) by financing activities	(374,360)	366,775
Net increase (decrease) in cash	532,042	367,415
Cash at End of Period	1,577,196	446,972

The Company’s total assets at September 30, 2004 were $10,630,843. The Company’s total liabilities at September 30, 2004 were $14,094,009. Liabilities consisted primarily of $8,617,305 in accounts payable and $4,181,269 in notes payable.

The Company’s net cash provided by operating activities increased to $1,265,267 for the six months ended September 30, 2004 compared to $60,657 for the six months ended September 30, 2003.  This was primarily due to the decrease of prepaid expenses.

The Company’s net cash used in investing activities increased to $358,865 for the six months ended September 30, 2004 compared to $60,017 for the six months ended September 30, 2003.  This was primarily due to the increase of payments for property and equipment.

The Company used net cash in financing activities in the amount of $374,360 during the six month period ended September 30, 2004 compared to net cash provided by financing activities of $366,775 for the six months ended September 30, 2003.  This was primarily due to the increase in advances receivable from related parties and a decrease in advances payable to related parties.

The Company entered into an agreement with Shandong Laiyang Tongda Sinopec Sales Center to borrow $181,269 to use as working capital on March 25, 2004.  The borrowing period is from March 25, 2004 to March 25, 2005 and the borrowing interest is at 20% per annum. At September 30, 2004 the Company had two convertible notes payable totaling $4,000,000, which may be converted into a total of approximately 200,000,000 shares of common stock.  These notes do not provide for payment of interest or any other repayment terms other than by conversion into common stock.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	$105,609	$101,706	$3,903	-	-
Short-term debt	$181,269	$181,269	-	-	-
Total	$286,878	$282,975	$3,903	-	-

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date:  May 25, 2005

By: /s/ Jiang Qiang

Jiang Qiang

Chief Executive Officer

Date:  May 25, 2005

By: /s/ Miao Bulin

Miao Bulin

Finance Manager