Form 10KSB
period 2005-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2005-06-29
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[x]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 033-33263

ASIA PREMIUM TELEVISION GROUP, INC.

(Name of small business issuer as specified in its charter)

NEVADA                                                         62-1407521

(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification Number)

SUITE 602, 2 NORTH TUANJIEHU STREET, CHAOYANG DISTRICT,
BEIJING 100026, PEOPLE’S REPUBLIC OF CHINA

(Address of principal executive offices)

86-10-6582-7900

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, US$0.001 PAR VALUE

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

The issuer’s revenue for its most recent fiscal year was: US$48,228,470.

The aggregate market value of the issuer’s voting stock held as of June 20, 2005, by non-affiliates of the issuers was US$9,654,740.24.

As of June 20, 2005, issuer had 1,621,561,678 shares of its US$.001 par value common stock outstanding.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format: Yes [ ]  No [x]

FORM 10-KSB

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

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

BUSINESS OF ISSUER

History

Asia Premium Television Group, Inc., (“ASTV” or the “Company”) was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, the Company changed its name to Triad Warranty Corporation, Inc., and on May 22, 2000, the Company changed its name to GTM Holdings, Inc. On September 19, 2002, the Company changed its name to Asia Premium Television Group, Inc. to more accurately reflect the business of the Company. From 1993 through May 2001, the Company did not engage in any business operations.

In June 2001, the Company acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”) and began to focus its business plan on the acquisition of holding and development enterprises with the goal to building a broad network of media, marketing and advertising companies in Greater China.

In March 2003, ASTV entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising (“BAHA”) (formerly known as Shandong Hongzhi Advertising Company, Ltd.), which was finalized in July 2004.

In July 2004, ASTV also completed the acquisition of 100% of Beijing Hongzhi Century Advertising (“BHCA”) (formerly known as Beijing Youngfu Century Advertising Consultancy Company, Ltd.).

Nature Of Business

The Company’s primary operating activities are:

•

Publishing advertisements as agents for clients;

•

Media consulting services; and

•

Advertising production.

In general, the Company provides marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the People’s Republic of China (“China”).

The Company specializes in providing advertising services to product manufacturers and service providers for their marketing needs. The Company provides either complete or selected services according to the specific needs of the customer. Our broad range of services include the following:

Strategy setting. The Company starts by developing an understanding, and analyzing the product and/or services of, the customer, the competitiveness of the customer’s product or services in the market, the target audience, and the most effective channels to reach such an audience. Based on such information, the Company then develops and presents a marketing and advertising strategy to the customer for approval.

Creation and production. Based on the marketing and advertising strategy, the Company converts the advertising messages into creative concepts for advertising, and then into advertising materials, which can take the form of film, video, print, or electronic media.

Media buying and implementation. The Company, based on its analysis, judgment, and good working relations with various media accumulated from years of advertising experience, prepares and presents a media buying and publishing plan. Upon confirmation from the customer, we buy media and implement the plan.

Report and evaluation. After the services are provided, we provide the customer with a third party report on broadcasting or publishing of the advertisement to report and confirm with the customers on services provided. We also discuss with the customer any necessary adjustments to maximize the effect of advertising.

Competition

The Company provides complete or selected advertising services as an advertising agent to our customers. There are many such agents operating in China, who represent customers in both local and international capacities. While this is a highly competitive service sector, the Company is committed to continued integration of the expertise and professionalism of an international agency with the knowledge and insight in the local market, to satisfy the needs of local Chinese companies of significant size, and achieve sustainable growth and progress. The Company has been operating for 10 years in this sector.

The Company is focused on building a professional team with core competence through enhanced complementary strengths and synergy among the team members. The Company has in-house international expertise from advertising and media veterans, as well as local professionals. We believe they work as an integrated team to provide effective and quality advertising services that cater to the specific, local market, according to international standard and practices.

According to the rankings compiled by International Advertising Magazine and International Advertising Institute, the Company ranks eleventh in terms of advertising revenues in 2003, after Saatchi & Saatchi, McCann-Erickson, Shanghai Leo Burnett, Beijing Dentsu, Beijing Weilai Advertising, Guangdong Advertising, Shanghai Advertising, Shanghai Lowe & Partners, Shanghai Hakuhodo, and Beijing Dayu Weiye Advertising. The rankings were published in International Advertising Magazine in its seventh edition in 2004.

In April 2005, China Central Television Station announced its “Top Ten Advertising Agencies of 2004,” and the Company was named one of the Top Ten.

Some of our major clients have been using the Company’s services for more than five years, and we continue to add new customers to our customer base. We believe that we have excellent working relations with our customers.

Significant Customers

During the year ended March 31, 2005, the Company had two significant advertising customers which accounted for 52% and 10% of sales, respectively.  For the year ended March 31, 2004, the Company had one significant customer which accounted for 50% of sales.

Inner Mongolia Yili Industrial Co., Ltd is the largest customer of the Company. Yili is a listed company in China, and enjoys leading position in the Chinese diary product industry. It has been using the Company’s service for three years.

Dong-E E-jiao Group is another large customer of the Company. It has been using the Company’s services for six years.

Intellectual Property

The Company has no patents, trademarks or licenses.  The Company views its name and reputation as an important asset.

Government Regulation

Advertising business is regulated by the government. A company needs to meet certain standards set by the Administration of Industry and Commerce to qualify for business license and operation. The Company is authorized by its business license to provide advertising services.

In addition to business tax es , the Company pays 3 % of its sales revenue as a cultural improvement and enhancement surcharge required by the Chinese government, in the Chinese taxation environment.

We deduct media purchasing costs from the taxable income according to advertising industry invoices.

Employees

As of March 31, 2005, the Company had 101 full-time employees located in China. The employees sign one year labor contracts with the Company, which are subject to annual renewal.

REPORTS TO SECURITY HOLDERS.

We file annual, quarterly and special reports, and other information with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. You may read and copy this information at the following location of the Securities and Exchange Commission:

Public Reference Room

450 Fifth Street, N.W.

Washington, D.C. 20549

You may also obtain copies of this information at prescribed rates by mail from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street, N.W., Room 1024, Washington, DC 20549. You may obtain information about the public reference room by calling the Securities and Exchange Commission at 1-800-SEC-0330. In addition, you can review copies of this information and the registration statement through the SEC’s “EDGAR” (Electronic Data Gathering, Analysis and Retrieval) System, available on the SEC’s website (http://www.sec.gov).

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company has entered into two building leases for its offices in Beijing and Ji’nan. The Beijing facility lease expires on August 31, 2005. The Ji’nan facility lease expires on March 31, 2006. Both leases can be renewed annually.

ITEM 3.

LEGAL PROCEEDINGS.

Management is not aware of any current or pending legal proceedings involving the Company or its officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECUTITIES.

Market Information

As of June 1, 2005, the Company’s common stock was listed on the Over the Counter Bulletin Board under the symbol “ASTV” and the Company had approximately 100 shareholders holding 1,621,561,678 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

DATE	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
2003
First Quarter	0.26	0.05	0.35	0.07
Second Quarter	0.26	0.07	0.35	0.10
Third Quarter	0.10	0.01	0.28	0.04
Fourth Quarter	0.12	0.03	0.35	0.04

2004
First Quarter	0.07	0.03	0.10	0.04
Second Quarter	0.05	0.02	0.07	0.025
Third Quarter	0.025	0.016	0.035	0.025
Fourth Quarter	0.05	0.013	0.06	0.014

2005
First Quarter	0.065	0.03	0.09	0.045

Dividends

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company’s ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance under Equity Compensation Plans.

During 2001, the Company adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, the board of directors is empowered to grant stock options to employees, consultants, officers, and members of the board of directors of the Company.  Additionally, the board of directors will determine, at the time of granting any such options, the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 2,000,000.  As of March 31, 2005 and 2004, no options were granted under the 2001 Stock Plan.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

In July 2003, the Company issued 2,719,672 shares of common stock to a related party to repay debt of US$135,982, or US$0.05 per share. The Company also issued 204,706 shares of common stock to Hong Kong Pride Investment Limited related to an anti-dilution agreement and recorded an expense of US$10,235. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

In July 2003, the Company issued 350,000,000 shares of common stock for the acquisition of Beijing Hongzhi Century Advertising Company Ltd. (formerly known as Beijing Youngfu Century Advertising Consultancy Company, Ltd.) The Company also issued 26,548,792 shares of common stock to Hong Kong Pride Investment Limited as part of an anti-dilution agreement. The Company relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

No new shares have been issued since August 2003.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section should be read in conjunction with the audited financial statements and related notes included in this report.

In fiscal 2005, the Company acquired two subsidiaries, BAHA and BHCA, which contributed revenue to the Company’s statement of operations. In light of these acquisitions, operating results for years prior to fiscal 2005 should not be viewed as being indicative of operating results that may be expected in future years. The Company is currently focusing on developing its advertising and media consulting services and has no immediate plans to engage in any other acquisitions. As a result, the Company does not expect to sustain its recent revenue growth resulting from such acquisitions nor does it expect such growth to reoccur in the near future.

Plan of Operation.

The Company intends to continue to focus on providing advertising agent services to its customers. The Company attaches importance to customer satisfaction. The Company is also focused on developing new customers to broaden its customer base and avoid excessive concentration in a l imited number of large customers.

The Company believes it has working capital required to meet its needs of its existing and planned operations in the next 12 months. The Company is also considering raising additional funds from various sources in order to further its goal to attract new customers, increase the scale of operations, and further develop a new operating model whereby the Company distributes air time and advertising space , to increase profitability.

The Company has no plans in the next 12 months to purchase significant equipment, nor does it expect any significant change in number of employees.

FISCAL YEAR ENDED MARCH 31, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2004

The March 31, 2004 financial statements referenced herein, are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries. The March 31, 2005 financial statements are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries as well as those of the Parent from July 9, 2004.

The Company’s total revenues for the fiscal year ended March 31, 2005 increased by 15.4% to US$48,228,470 as compared to US$41,800,113 for the fiscal year ended March 31, 2004. This was primarily due to significantly increased revenues from our second largest customer as well as the addition of new customers throughout fiscal 2005.

The Company’s cost of sales increased by 12.7% during the fiscal year ended March 31, 2005 to US$45,282,789 as compared to US$40,173,644 for the fiscal year ended March 31, 2004. This increase was a result of, but slightly lower than, our increase in sales, as we strived to improve our operating efficiency and control costs during the year.

As a result of the foregoing, the Company’s gross profit for the fiscal year ended March 31, 2005 increased by 81.1% to US$2,945,681 as compared to US$1,626,469 for the fiscal year ended March 31, 2004. In addition, our gross profit ratio increased from 4% for the year ended March 31, 2004 to 6% for the year ended March 31, 2005.

The Company’s total expenses for the fiscal year ended March 31, 2005 were US$2,587,055 consisting primarily of general and administrative expenses of US$1,776,163.  This represented an increase of 58.0% over total expenses at US$1,637,120 for the fiscal year ended March 31, 2004.  General and administrative expenses during these periods consisted primarily of professional fees including legal and accounting fees, executive compensation and operating overhead.

The Company’s net income increased by 1,264.5% to US$340,459 for the fiscal year ended March 31, 2005 compared to US$24,952 for the fiscal year ended March 31, 2004. This was primarily due to the increase of gross profit.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows for the fiscal year ended March 31, 2004 and 2005:

	Fiscal year Ended March 31,
	2005	2004
	US$	US$

Net cash provided by operating activities	569,315	642,330
Net cash provided by (used in) investing activities	(325,704)	(137,707)
Net cash provided by (used in) financing activities	(190,685)	460, 974
Net increase (decrease) in cash and cash equivalents	52,926	965,597
Cash and cash equivalents (closing balance)	1,098,080	1,045,154

The Company’s total assets as of March 31, 2005 were US$10,805,406. The Company’s total liabilities at March 31, 2005 were US$14,756,526.  Liabilities consisted primarily of US$6,083,439 in accounts payable and US$4,259,819 in notes and convertible notes payable.

The Company’s net cash provided by operating activities increased to US$569,315 for the fiscal year ended March 31, 2005 compared to US$642,330 for the fiscal year ended March 31, 2004.  This was primarily due to the decrease of prepaid expenses, the decrease of accounts payable and the other payables, and the decrease in customer deposits.

The Company’s net cash used in investing activities increased to US$325,704 for the fiscal year ended March 31, 2005 compared to net cash used by investing activities of US$137,707 for the fiscal year ended March 31, 2004.  This was primarily due to the increase of payments for property and equipment.

The Company used net cash in financing activities in the amount of US$190,685 during the fiscal year ended March 31, 2005 compared to net cash provided by financing activities of US$460,974 for the fiscal year ended March 31, 2004.  This was primarily due to the increase in advances receivable from related parties and a decrease in advances payable to related parties.

The Company entered into an agreement with Shandong Laiyang Tongda Sinopec Sales Center (“SLTS”) on March 25, 2004 to borrow US$181,269 to use as working capital.  The note matured on March 24, 2005 and the Company has repaid an aggregate of US$120,846 as of March 31, 2005.  On April 25, 2005 the Company entered into an amended agreement with SLTS, in which SLTS agreed to waive any interest payable by the Company.  At March 31, 2005, the Company had a note payable to Shandong Zhenghe Jing Mao Co., Ltd. and Shandong Zhenghe International Exhibition Co., Ltd. in the amount of US$18,127 and US$60,423, respectively, each of which is interest free.

At March 31, 2005 the Company had two convertible notes payable totaling US$4,000,000, which may be convertible into a total of approximately 80,000,000 shares of common stock.  These notes do not provide for payment of interest or any other repayment terms other than by conversion into common stock.

The following table sets forth information regarding the Company’s aggregate payment obligations in future years based on the contractual obligations that the Company had as of March 31, 2005:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	US$42,681	US$42,681	-	-	-
Short-term debt	US$4,259,819	US$4,259,819	-	-	-
Total	US$4,302,500	US$4,302,500	-	-	-

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company reported on Form 8-K that it dismissed its independent accountants, Pritchett, Siler & Hardy on May 26, 2005. During the two most recent years there was no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles contained in the accountant’s report on the financial statements of the Company.  There were no disagreements with Pritchett, Siler & Hardy on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements if not resolved to the satisfaction of Pritchett, Siler & Hardy would have caused them to make reference thereto in their reports on the financial statements. The board of directors of the Company approved the dismissal of Pritchett, Siler & Hardy as the Company’s independent accountants.

The Company engaged HJ & Associates as the Company’s independent accountants effective as of May 26, 2005.

ITEM 8A.

CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the finance manager, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the finance manager concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the finance manager, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth as of June 20, 2005 the name, age, position and term of office for each executive officer and director of the Company.

NAME	AGE	POSITION	OFFICER AND DIRECTOR SINCE
Qiang Jiang	43	CEO and Director	March 2003
Bulin Miao	28	Finance Manager	September 2004
Li Li	42	Chairman and Director	May 2004
Yan Gong	41	COO and Director	March 2003
Min Wei	51	Director	May 2004

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

Set forth below is certain biographical information regarding each of the Company’s executive officers and directors:

QIANG JIANG, CEO AND DIRECTOR. Mr. Jiang obtained his diploma from Ji'nan University and from 1982 to 1987 was a teacher at the Ji'nan Technical School. From 1987 to 1992, Mr. Jiang was a teacher at the Shandong Economy Management College. From 1992 to 2001, Mr. Jiang was Chairman and General Manager of Shandong Hongzhi Computer System Company, Ltd. and Shandong Hongzhi Advertising Company. From 2001 to 2002, Mr. Jiang was Vice President of Sun Television Cybernetworks Co., Ltd.   Since 2003, Mr. Jiang has serve d as CEO and Director of the Company.

BULIN MIAO, FINANCE MANAGER. Mr. Miao obtained his diploma in accounting from Xi’an Statistics Institute, and bachelor’s degree in accounting from Beijing Technology and Business University. He worked for Taiwan Foo Kee Group as cashier, accountant and then Finance Manager from 1998 to 2000, and then Sun Television Cybernetworks Co., Ltd. as Finance Manager for Advertising Department. He has been the Finance Manager of Beijing Asia Hongzhi Advertising Co., Ltd. since 2002.

LI LI, CHAIRMAN AND DIRECTOR. Mr. Li is an economist with degrees from University of Science and Technology of China. He was Chairman and General Manager of Hua Rong Investment Co., Ltd. from 1996 to 2000, and Chairman, and later Vice-Chairman and General Manager of Chongqing Changjiang River Water Transport Co., Ltd. from 1997 to 2003.

YAN GONG, COO AND DIRECTOR. Mr. Gong worked at the Ji’nan Nanjiao Hotel from 1983 to 1997. In 1989, Mr. Gong studied business management in Japan. From 1997 to 2002 he was the General Manager of the Shandong Hongzhi Advertising Co., Ltd. Since 2002 Mr. Gong has served as the COO of Beijing Asia Hongzhi Advertising Co., Ltd.

MIN WEI, DIRECTOR. Mr. Wei has been working in the media and advertising business for almost 30 years. From 1996 to 2001, Mr. Wei was with Shandong TV Station, initially as Director of Advertising Department, then as Vice President of the TV Station. From 2001 to the present, Mr. Wei has served as the Vice Director, Movie Satellite Channels Program Production Center, State Administration of Radio, Film and Television.

ITEM 10.

EXECUTIVE COMPENSATION.

For the fiscal year ended March 31, 2005, the Company paid US$104,411 in compensation to its management. No other executive compensation has been paid during the fiscal year ended March 31, 2005.

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

NAME AND PRINCIPAL POSITION	YEAR	SALARY (US$)	BONUS (US$)	OTHER ANNUAL COMPENSATION

Qiang Jiang	2003	-0-	-0-	-0-
CEO and Director	2004	$ 7,315	-0-	-0-
	2005	$ 14,857	-0-	-0-

Bulin Miao	2003	-0-	-0-	-0-
Finance Manager	2004	$ 3,494	-0-	-0-
	2005	$ 8,618	-0-	-0-

Li Li	2003	-0-	-0-	-0-
Chairman and Director	2004	$11,888	-0-	-0-
	2005	$28,586	-0-	-0-

Yan Gong	2003	-0-	-0-	-0-
COO and Director	2004	$12,009	-0-	-0-
	2005	$23,982	-0-	-0-

Min Wei	2003	-0-	-0-	-0-
Director	2004	-0-	-0-	-0-
	2005	-0-	-0-	-0-

Jianping Yin	2003	-0-	-0-	-0-
Former President	2004	-0-	-0-	-0-
	2005	-0-	-0-	-0-

William Fisher	2003	$ 36,000	-0-	-0-
Former President	2004	$ 41,075	-0-	-0-
	2005	-0-	-0-	-0-

Stanley R. Goss (1)	2003	-0-	-0-	-0-
Former Chief Financial Officer	2004	$ 16,200	-0-	-0-
	2005	-0-	-0-	-0-

(1)

The Company accepted the resignation of Stanley Roy Goss as Director and Chief Financial Officer on September 24, 2004.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 31, 2005, the number and percentage of the 1,621,561,678 outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common	Qiang Jiang (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	750,000,000	46.25%

Common	Li Li (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-

Common	Yan Gong (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-

Common	Min Wei (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-

Common	William A. Fisher (2) Avenue Dr Rodrigo Rodrigues 12th Floor, Nam Kwong Bldg. Macau	93,711,957	5.78%

Common	Faithhill Investments Limited (3) P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, BVI	204,234,700	12.59%

Common	Vesto Pacific Holdings, Ltd. 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	200,000,000	12.33%

Common	Beijing Shengshi Chuanren Advertising Co., Ltd. 5 Bei Feng Xiang Technology Development Zone, Yangsong Town, Huairou, Beijing People’s Republic of China	96,765,300	5.97%

Common	Officer and Directors as a Group: 4 persons	750,000,000	46.25%

(1)

Officer and/or director of the Company.

(2)

William A. Fisher is considered to be the beneficial owner of 93,841,957 shares. The shares are held as follows: William Fisher 271,354 shares; Marian Yu Fisher (Mr. Fisher’s wife) 225,000 shares; American Overseas Real Estate Investments (a company owned and controlled by Mr. Fisher) 5,550,000 shares; Hong Kong Pride Investment Limited (a company owned and controlled by Mr. Fisher) 87,665,603 shares.

(3)

Faithhill Investments Limited is owned 100% by Sun Media Group, Inc.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2003, the Company issued 2,719,672 shares of common stock to a related party to repay debt of US$135,982, or US$0.05 per share. The Company also issued 204,706 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) related to an anti-dilution agreement and recorded an expense of US$10,235.

In July 2003, the Company issued 350,000,000 shares of common stock related to the acquisition of Beijing Asia Hongzhi Advertising Co. Ltd. The Company also issued 26,548,792 shares of common stock to Hong Kong Pride Investment Limited (a company owned and controlled by Mr. William Fisher) as part of an anti-dilution agreement.

ITEM 13.

EXHIBITS.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed during the year ended March 31, 2005 for professional services rendered by Pritchett, Siler & Hardy, PC, the former accountant, for the audit of the BAHA and its subsidiaries’ financial statement for the year ended 31 March 2004 and 2003, which was filed in Form 8-K, was US$87,347.

The fees billed for professional services rendered during last two fiscal years by Pritchett, Siler & Hardy, PC, the former accountant, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were US$87,377 for fiscal year ended 2004 and US$42,666 for fiscal year ended 2005.

The aggregate fees billed for professional services rendered by HJ & Associates, LLC, the current accountant, for the audit of the Company’s annual financial statements for the year ended March 31, 2005 was US$60,000.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were US$0 for fiscal year ended 2004 and US$0 for fiscal year ended 2005.

All Other Fees

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date: June 29, 2005

By: /s/ Qiang Jiang

Qiang Jiang

President

Date: June 29, 2005

By: /s/ Bulin Miao

Bulin Miao

Finance Manager

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2005

By: /s/ Li Li

Li Li

Chairman and Director

Date: June 29, 2005

By: /s/ Qiang Jiang

Qiang Jiang

Director

Date: June 29, 2005

By: /s/ Yan Gong

Yan Gong

Director

Date: June 29, 2005

By: /s/ Min Wei

Min Wei

Director

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

 19

Consolidated Balance Sheet

 21

Consolidated Statements of Income

 22

Consolidated Statements of Stockholders’ Equity (Deficit)

 23

Consolidated Statements of Cash Flows

 24

Notes to the Consolidated Financial Statements

 26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asia Premium Television Group, Inc. and Subsidiaries

Beijing, China

We have audited the consolidated balance sheet of Asia Premium Television Group, Inc. and Subsidiaries as of March 31, 2005, and the related consolidated statement of income, stockholders equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Premium Television Group, Inc. and Subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

HJ & Associates, LLC

Salt Lake City, Utah

June 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

BEIJING ASIA HONGZHI ADVERTISING CO., LTD. AND SUBSIDIARIES

Beijing, China

We have audited the accompanying consolidated statements of income, stockholders' equity (deficit) and cash flows of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries (a company organized in the People’s Republic of China) for the year ended March 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has current liabilities in excess of current assets.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 14.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

November 8, 2004, except for Note 13,

as to which the date is June 27, 2005

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS
March 31,
2005

CURRENT ASSETS

Cash	$ 1,098,080
Short-term investment	82,175
Accounts receivable, net of allowance for
doubtful accounts of $578,751 (Note 2)	4,179,151
Receivable from related party, net of allowance for
doubtful accounts of $111,922 (Note 9)	214,504
Other receivables, net of allowance for
doubtful accounts of $ 723,674	896,593
Prepaid expenses (Note 3)	3,809,386
Other current assets	26,254

Total Current Assets	10,306,143

PROPERTY AND EQUIPMENT, NET (Note 4)	487,906

OTHER ASSETS	11,357

Total Assets	$10,805,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 6,083,439
Accounts payable – related party (Note 9)	95,467
Accrued expenses	331,776
Customer deposits	1,117,135
Other payables	2,868,890
Notes payable, current (Note 5)	259,819
Convertible notes payable (Note 5)	4,000,000

Total Current Liabilities	14,756,526

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 1,750,000,000
shares authorized, 1,621,561,678 issued and outstanding	1,621,562
Capital in excess of par value (deficit)	(4,182,369)
Retained (deficit)	(1,390,313)

Total Stockholders' Equity (Deficit)	(3,951,120)

Total Liabilities and Stockholders’ Equity (Deficit)	$10,805,406

The accompanying notes are an integral part of these consolidated financial statements.

 ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Income

	For the Year Ended
	March 31,
	2005	2004
		(Restated)

REVENUES	$48,228,470	$41,800,113

COST OF SALES	45,282,789	40,173,644

GROSS PROFIT	2,945,681	1,626,469

EXPENSES (GAINS)

General and administrative	1,776,163	1,136,467
Bad debt expenses	736,264	483,521
Depreciation	74,628	17,132

Total Expenses (Gains)	2,587,055	1,637,120

INCOME BEFORE OTHER INCOME (EXPENSE)	358,626	(10,651)

OTHER INCOME (EXPENSE)

Gain on disposal of assets	-	42,127
Interest expense	(36,254)	-
Interest income	17,019	114,730
Other income (expense)	2,551	(118,644)

Total Other Income (Expense)	(16,684)	38,213

INCOME BEFORE INCOME TAXES	341,942	27,562

CURRENT INCOME TAX EXPENSE	1,483	2,610

NET INCOME	$ 340,459	$ 24,952

BASIC EARNINGS PER SHARE (NOTE 12)	$ 0.00	$ 0.00

DILUTED EARNINGS PER SHARE (NOTE 12)	$ 0.00	$ N/A

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity (Deficit)

	Common Stock		Capital in excess of par value	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	(Deficit)	(Deficit)	(Deficit)

Balance, March 31, 2003	750,000,000	$ 750,000	$ 1,006,763	$(1,755,724)	$ 1,039

Net income for the year ended March 31, 2004 (Restated)	-	-	-	24,952	24,952

Balance, March 31, 2004	750,000,000	750,000	1,006,763	(1,730,772)	25,991

Recapitalization of subsidiaries (Note 1)	871,561,578	871,562	(5,189,132)	-	(4,317,570)

Net income for the year ended March 31, 2005	-	-	-	340,459	340,459

Balance, March 31, 2005	1,621,561,578	$1,621,562	$(4,182,369)	$(1,390,313)	$(3,951,120)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

	For The Years
	Ended March 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 340,459	$ 24,952
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	74,628	17,132
Bad debt expens3	736,264	483,521
Changes in assets and liabilities:
Decrease in accounts receivable & other receivable	(1,411,819)	(2,709,832)
Decrease (Increase) in prepaid expense	2,176,608	(5,985,994)
(Increase) in other current assets	(26,254)	-
(Increase) in other non-current assets	(11,357)
Increase (decrease) in accounts payable & other payable	(503,954)	7,560,318
Increase in accounts payable – related party	-	12,084
Increase in accrued expenses	92,196	80,105
Decrease in customer deposits	(897,456)	1,145,060
Increase in other liabilities	-	14,984

Net Cash Provided by Operating Activities	569,315	642,330

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(400,629)	(125,622)
Proceeds (payment) of note receivable	74,925	(12,085)

Net Cash Used by Investing Activities	(325,704)	(137,707)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	78,550	181,269
(Increase) decrease in advances receivable - related party	(44,565)	477,085
Increase (decrease) in advances payable - related party	(224,670)	(197,380)

Net Cash Provided (Used) by Financing Activities	(190,685)	460,974

NET INCREASE IN CASH	52,926	965,597

CASH AT BEGINNING OF PERIOD	1,045,154	79,557

CASH AT END OF PERIOD	$1,098,080	$1,045,154

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Continued)

	For The Years
	Ended March 31,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for

Interest	$ -	$ -
Income taxes	$ 1,483	$ 2,610

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING

 AND FINANCING ACTIVITIES

For the year ended March 31, 2005

The Company finalized its acquisition of Beijing Asia Hongzhi Advertising Co., Ltd. on July 9, 2004. The transaction has been accounted for in a manner similar to a “reverse acquisition”.

For the year ended March 31, 2004

None

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA Subsidiary”) during March 2003, which was finalized on July 9, 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase. There was no adjustment to the carrying values of the acquired assets or liabilities. Operations prior to July 2004 are those of BAHA. The parent is the continuing entity for legal purposes; BAHA is the continuing entity for accounting purposes.

The Parent had issued 750,000,000 shares of common stock to the shareholders of BAHA and Subsidiaries prior to March 31, 2004. The acquisition had not been considered completed until July 9, 2004, but the 750,000,000 shares of common stock were issued and outstanding on the records of Parent at March 31, 2004.

The March 31, 2004 financial statements referenced herein, are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries. The March 31, 2005 financial statements are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries as well as those of the Parent from July 9, 2004.

Subsidiaries

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

Asia Premium Television Group, Inc. (“APTV-BVI Subsidiary”) was formed on December 28, 2002, as a British Virgin Island Company. This company is inactive.

American Overseas Investment Company (“AOI Subsidiary”) was formed in Macau SAR, China on May 23, 2001. This company is inactive.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation

The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI and APTV-BVI (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.  The parent Company has a March 31 year end while the subsidiaries have statutory December 31, year ends.  The subsidiaries have been audited on March 31 year ends to match the parent.

Reclassification

The financial statements for years prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements. There were adjustments to previously reported net income amounts.  (See Note 13)

Minority Interests

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years [See Note 5].  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes (See Note 7).

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share.  (See Note 12).

Foreign Currency Translation Policy

The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates.  For revenues and expenses, the average exchange rate during the years was used to translate China Renminbi into U.S. dollars. For the periods presented in these financial statements, there was no material change in the exchange rate from period to period.  The gains or losses resulting from translation would be included in stockholders' equity (deficit) separately as cumulative transaction adjustments when material.

Gains and losses resulting from transactions in foreign currencies are included in the determination of net loss for the period.

BAHA, BHCA, SHCCA, and TACM’s functional currency is the China Renminbi (“RMB”).  AOI’s functional currency is the Macau SAR Pataca (“MOP”). APTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

During the periods presented, the effects of foreign currency were nominal with no amounts recorded.

Stock Based Compensation

The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition Policy

The Company generates revenues from providing advertising, production, consulting, and agent services. Revenue is recognized when the service is provided, collection is reasonable assured and no further obligation to the customer exists.

NOTE 2 –  ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

March31,
2005

Accounts receivable – trade	$4,757,902
Allowance for doubtful accounts	(578,751)

Accounts receivable, net	$4,179,151

Bad debt expense for the year ended March 31, 2005 and 2004 was $81,568 and $459,721 respectively.

NOTE 3 –

 PREPAID EXPENSES

At March 31, 2005, the Company had prepaid expenses of $3,809,386. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

March 31,
2005

Office equipment	$ 71,540
Vehicles	486,694
Leasehold improvement	43,687
Less accumulated depreciation	(114,015)

$487,906

Depreciation expense for the year ended March 31, 2005 and 2004 was $ 74,628 and $17,132 respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 5 – NOTES PAYABLES

Convertible Notes Payable

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At March 31, 2005, the approximate number of shares for which the note could have been converted, amounted to 60,000,000 shares of common stock.

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At March 31, 2005, the approximate number of shares for which the note could have been converted, amounted to 20,000,000 shares of common stock.

Notes Payable

On March 25, 2004 the Company entered into a note payable with Shandong Laiyang Tongda Sinopec Sales Center (“SLTS”) in the amount of $181,269 to use as working capital.  The note matured on March 25, 2005. The Company has repaid
$ 60,423 and $60,423 on April 24 and April 30, 2005 respectively.  On April 25, 2005, the SLTS signed an amended agreement with the Company and agreed to waive any interest on this note payable.

At March 31, 2005,  the Company has a note payable to Shandong Zhenghe Jing Mao Co., Ltd. in the amount of $18,127, which is interest free.

At March 31, 2005, the Company has a note payable to Shandong Zhenghe International Exhibition Co., Ltd. in the amount of $60,423, which is interest free.

The following is a maturity schedule for the next five years.

Minimum Annual
March 31,	Rental Payments

2006	$4,259,819
2007	-
2008	-

$4,259,819

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 6 -  CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At March 31, 2005, the Company had 1,621,561,678 shares issued and outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of March 31, 2005 and 2004.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At March 31, 2005 and 2004, no options were granted under the Plan.

Development Fund

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

United States operations

The Company has available at March 31, 2005 unused United States operating loss carryforwards of $277,720 which may be applied against future taxable income.  The deferred tax  assets, which consist of net operating losses, equal approximately $41,600  for the years ended March 31, 2005. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2005, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is approximately $41,600 for the year ended March 31, 2005.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 7 -

INCOME TAXES (Continued)

The temporary differences gave rise to the following deferred tax asset (liability):

March 31, 2005
Net operating loss carryover – federal	$ 41,658
Valuation allowance	(41,658)
Deferred Tax Asset (Liability)	$ -

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the year ended:

March 31, 2005
Computed tax at the expected federal statutory rate	15%
Valuation allowance	(15)%
Effective income tax rates	- %

 Foreign operations

The Company has available at March 31, 2005 and 2004, unused PRC operating loss carryforwards of $1,460,161 and $871,000, respectively, which may be applied against future taxable income. The deferred tax  assets, which consist of bad debt allowance and net operating losses, equal approximately $ 481,800 and $ 469,000 for the years ended March 31, 2005 and 2004. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2005 and 2004, therefore, no deferred tax asset has been recognized.  The change in the valuation allowance is approximately $ 12,800 and $ (38,000) for the years ended March 31, 2005 and 2004, respectively.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 7 -

INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax by applying the Chinese Corporate income tax rate of 33% to pretax income from continuing operations consisted of the following for the year ended:

March 31,
2005

Current income tax expense:
Book income	$ 215,922
Bad debt expense (recovery)	(53,177)
Entertainment	4,274
Payroll related expenses	141,761
Interest expense	6,710
Other	22,425
Tax exempt income	(339,398)
Tax expense	$ 1,483

Deferred tax expense (benefit) resulted from:
Net operating loss	$ -
Valuation allowance	(12,800)
Allowance for bad debts	12,800
Net deferred tax expense	$ -

The temporary differences gave rise to the following deferred tax asset (liability):

March 31,
2005
Net operating loss carryover	$ 15,100
Allowance for bad debt	466,700
Valuation allowance	(481,800)
Deferred Tax Asset (Liability)	$ -

NOTE 8 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2005. The Ji’nan facility lease expires on March 31, 2006.  The combined lease expense for the years ended March 31, 2005 and 2004 amounted to $70,197 and $49,786, respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual
March 31,	Rental Payments

2006	$42,681
2007 -	-
2008 -	-
2009 -	-
2010 -	-

$42,681

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 9 -

RELATED PARTY TRANSACTIONS

Receivable from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

March 31,
2005

Receivables from related party	$326,426
Allowance for doubtful accounts	(111,922)

Receivables from related party, net	$214,504

Bad debt expense  for the years ended March 31, 2005 and 2004 was $68,978 and $23,800, respectively.

Accounts Payable

The Company has accounts payable to related parties at March 31 2005 of $95,467.

Management Compensation

For the years ended March 31, 2005 and 2004, the Company expensed $104,411 and $36,012 respectively, for services as management compensation.

Accrued Expenses

At March 31, 2005, unpaid payroll due to current officers and shareholder/former officer/director is $88,338 which is included with accrued expenses on the face of the balance sheet.

NOTE 10 –COMMITMENTS AND CONTINGENCIES

Operational agreements

The Company routinely enters into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Net Income Guarantee

In connection with the acquisition of “BAHA” by Parent, three shareholders guaranteed that the profit of “BAHA”. should be no less than US$1.5 million during the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that “BAHA”. does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

In connection with the acquisition of “BHCA” by Parent, three shareholders guaranteed that the profit of “BHCA” should be no less than RMB$8,000,000, approximately US$966,767 during the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that “BHCA” do not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 10 –COMMITMENTS AND CONTINGENCIES (Continued)

Anti-Dilution Agreement

A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that cause its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement.

NOTE 11 –CONCENTRATIONS

Sales

During the year ended March 31, 2005, the Company had two significant advertising customers which accounted for 52% and 10% of sales respectively.

For the year ended March 31, 2004, the Company had one significant customer which accounted for 50% of sales.

Cost of Sales

The cost of sales during the year ended March 31, 2005 was $45,282,789. Cost associated with China Central TV Station (CCTV) accounted for 25% of the sales cost.

The cost of sales during the year ended March 31, 2004 was $40,173,644. Cost associated with CCTV accounted for 10%.

Accounts Receivable

At March 31, 2005, the Company had two customer which accounted for 20%  and 11% of the Company’s accounts receivable balances respectively.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 12 –EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2005 and 2004:

	For The Years
	Ended March 31,
	2005	2004
Income available to
common shareholders
(Numerator)	$ 340,459	$ 24,952

Weighted average number of
common shares outstanding
used in earnings per
share during the period
(Denominator)	1,621,561,578	750,000,000

Weighted average number of
common shares outstanding
used in diluted earnings per
share during the period
(Denominator)	1,701,561,578	$ N/A

NOTE 13 – RESTATEMENT

The financial statements for the year ended March 31, 2004 have been restated to reflect the elimination of inter-company sales and cost of sales in the amount of $15,968,910 and to eliminate inter-company dividends and investment income in the amount of $253,776.  These eliminations, which were not reflected in the original financial statements, had no effect on net income, earnings per share, or total assets.  The resulting effect is the reclassification of certain line items within the body of the statement of income.

NOTE 14 –GOING CONCERN FACTORS

At March 31, 2005, the Company had a working capital deficiency of $4,450,383 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of  $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and, c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.