Form 10QSB
period 2005-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2005-08-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

□

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [x]     No □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.      Yes □      No□

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At June 30, 2005 the issuer had 1,621,561,678 shares of $0.001 par value common stock issued and outstanding.

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

3

Unaudited Condensed Consolidated Balance Sheet, June 30, 2005

4

Unaudited Condensed Consolidated Statements of Operations for the

three months ended June 30, 2005 and 2004

5

Unaudited Condensed Consolidated Statements of Cash Flows for the

three months ended June 30, 2005 and 2004

6

Notes to Unaudited Condensed Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition or Plan of

Operation

19

Item 3.

Controls and Procedures

21

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

The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet

ASSETS
June 30,
2005

CURRENT ASSETS

Cash	$ 2,549,537
Short-term investment	181,673
Accounts receivable, net of allowance for
doubtful accounts of $430,755 (Note 2)	3,220,961
Receivable from related party, net of allowance for
doubtful accounts of $229,340 (Note 8)	228,129
Other receivables, net of allowance for
doubtful accounts of $931,239	594,822
Prepaid expenses (Note 3)	4,032,046
Other current assets	13,014

Total Current Assets	10,820,182

PROPERTY AND EQUIPMENT, NET (Note 4)	461,304

OTHER ASSETS	22,735

Total Assets	$11,304,221

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 7,307,806
Accounts payable – related party (Note 8)	411,299
Accrued expenses	325,913
Customer deposits	574,304
Other payables	2,592,869
Notes payable, current (Note 5)	60,423
Convertible notes payable (Note 5)	4,000,000

Total Current Liabilities	15,272,614

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 1,750,000,000
shares authorized, 1,621,561,678 issued and outstanding	1,621,562
Capital in excess of par value (deficit)	(4,182,369)
Retained (deficit)	(1,407,586)

Total Stockholders' Equity (Deficit)	(3,968,393)

Total Liabilities and Stockholders’ Equity (Deficit)	$11,304,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Operations

	For the Periods
	Ended June 30,
	2005	2004
		(Restated)

REVENUES	$11,919,000	$21,860,045

COST OF SALES	11,298,025	22,033,903

GROSS PROFIT (LOSS)	620,975	(173,858)

EXPENSES

General and administrative	472,404	552,230
Bad debt expenses	176,987	7,869
Depreciation	24,364	11,123

Total Expenses	673,755	571,222

LOSS BEFORE OTHER INCOME (EXPENSE)	(52,780)	(745,080)

OTHER INCOME (EXPENSE)

Interest expense	-	(9,063)
Interest income	38,475	353
Other income (expense)	2,180	(5,626)

Total Other Income (Expense)	40,655	(14,336)

LOSS BEFORE INCOME TAXES	(12,125)	(759,416)

CURRENT INCOME TAX EXPENSE	5,148	-

NET LOSS	$ (17,273)	$ (759,416)

BASIC LOSS PER SHARE (SEE NOTE 11)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows

	For The Periods
	Ended June 30,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (17,273)	$ (759,416)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation expense	24,364	11,123
Bad debt expense	176,987	7,869
Changes in assets and liabilities:
Decrease (increase) in accounts receivable & other receivable	1,200,392	(3,252,466)
Decrease (Increase) in prepaid expense	(222,660)	3,473,241
Decrease in other current assets	13,240	-
(Increase) in other non-current assets	(11,378)	(14,157)
Increase in accounts payable & other payable	948,346	2,296,062
Increase in accounts payable – related party	-	128,097
Increase (decrease) in accrued expenses	(5,863)	37,858
(Decrease) in customer deposits	(542,831)	(566,784)
Increase in other liabilities	-	4,191

Net Cash Provided by Operating Activities	1,563,324	1,365,618

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(37,762)	(147,730)
Proceeds from disposal of property and equipment	40,000	-
Payments for notes receivable	(99,498)	(485,800)

Net Cash Used by Investing Activities	(97,260)	(633,530)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments for note payable	(199,396)	-
(Increase) in advances receivable - related party	(131,043)	(61,044)
Increase (decrease) in advances payable - related party	315,832	(219,682)

Net Cash Used by Financing Activities	(14,607)	(280,726)

NET INCREASE IN CASH	1,451,457	451,362

CASH AT BEGINNING OF PERIOD	1,098,080	1,045,154

CASH AT END OF PERIOD	$2,549,537	$1,496,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows (Continued)

	For The Periods
	Ended June 30,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for

Interest	$ -	$ -
Income taxes	$ 1,024	$ 460

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING

 AND FINANCING ACTIVITIES

For the period ended June 30, 2005

None

For the period ended June 30, 2004

None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended March 31, 2005, filed June 29, 2005.  Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

The Parent had issued 750,000,000 shares of common stock to the shareholders of BAHA and Subsidiaries prior to June 30, 2004. The acquisition had not been considered completed until July 9, 2004, but the 750,000,000 shares of common stock were issued and outstanding on the records of Parent at June 30, 2004.

The June 30, 2004 financial statements referenced herein, are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries. The June 30, 2005 financial statements are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries as well as those of the Parent from July 9, 2004.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Beijing Asia Qiangshi Media Advertising Co., Ltd (“BAQM Subsidiary”) was organized under the laws of the People’s Republic of China in April 2005 as a wholly-owned subsidiary of BAHA.

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

Consolidation

The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, BAQM, AOI and APTV-BVI (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Reclassification

The financial statements for years prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements. There were adjustments to previously reported net income amounts.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment

Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years [See Note 4].  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes.

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share.  (See Note 11).

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation Policy

The translations of the functional currency financial statements of subsidiaries into United denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates.  For revenues and expenses, the average exchange rate during the years was used to translate China Renminbi into U.S. dollars. For the periods presented in these financial statements, there was no material change in the exchange rate from period to period.  The gains or losses resulting from translation would be included in stockholders' equity (deficit) separately as cumulative transaction adjustments when material.

Gains and losses resulting from transactions in foreign currencies are included in the determination of net loss for the period.

BAHA, BHCA, SHCCA, TACM and BAQM’s functional currency is the China Renminbi (“RMB”).  AOI’s functional currency is the Macau SAR Pataca (“MOP”). APTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

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

Revenue Recognition Policy

The Company generates revenues from providing advertising, production, consulting, and agent services. Revenue is recognized when the service is provided, collection is reasonably assured and no further obligation to the customer exists.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 2 –

ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

June 30,
2005

Accounts receivable – trade	$3,651,716
Allowance for doubtful accounts	(430,755)

Accounts receivable, net	$3,220,961

Bad debt expense (recovery) for the period ended June 30, 2005 and 2004 was $ (147,996) and $ 7,869 respectively.

NOTE 3 –

PREPAID EXPENSES

At June 30, 2005, the Company had prepaid expenses of $4,032,046. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

June 30,
2005

Office equipment	$ 75,631
Vehicles	481,861
Leasehold improvement	43,686
Less accumulated depreciation	(139,874)

$461,304

Depreciation expense for the period ended June 30, 2005 and 2004 was $24,364 and $11,123 respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 5 –

NOTES PAYABLES

Convertible Notes Payable

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At June 30, 2005, the approximate number of shares for which the note could have been converted, amounted to 75,000,000 shares of common stock.

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun is also granting airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At June 30, 2005, the approximate number of shares for which the note could have been converted, amounted to 25,000,000 shares of common stock.

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

The following is a maturity schedule for the next five years.

Minimum Annual
June 30,	Payments

2006	$4,060,423
2007	-
2008	-

$4,060,423

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 6 -

CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At June 30, 2005, the Company had 1,621,561,678 shares issued and outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of June 30, 2005 and 2004.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At June 30, 2005 and 2004, no options were granted under the Plan.

Development Fund

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members. At June 30, 2005, no shares have been returned for cancellation or reissuance.

On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company, which will be treated as treasury stock.  At present, no shares have been reissued.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 7 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2005. The Ji’nan facility lease expires on March 31, 2006.  The combined lease expense for the period ended June 30, 2005 and 2004 both amounted to $26,092.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual
June 30,	Rental Payments

2006	$17,072
2007	-
2008	-
2009	-
2010	-

$17,072

NOTE 8 -

RELATED PARTY TRANSACTIONS

Receivable from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

June 30
2005

Receivables from related party	$457,469
Allowance for doubtful accounts	(229,340)

Receivables from related party, net	$228,129

Bad debt expense for the periods ended June 30, 2005 and 2004 was $117,418 and $ 0 respectively.

Accounts Payable

The Company has accounts payable to related parties at June 30, 2005 of $411,299.

Management Compensation

For the periods ended June 30, 2005 and 2004, the Company expensed $19,028 and $18,930 respectively, for services as management compensation.

Accrued Expenses

At June 30, 2005, unpaid payroll due to current officers and shareholder/former officer/director is $11,967 which is included with accrued expenses on the face of the balance sheet.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 9 –COMMITMENTS AND CONTINGENCIES

Operational agreements

The Company routinely enters into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Net Income Guarantee

In connection with the acquisition of “BAHA” by Parent, three shareholders guaranteed that the profit of “BAHA” should be no less than US$1.5 million during the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that “BAHA” does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

In connection with the acquisition of “BHCA” by Parent, three shareholders guaranteed that the profit of “BHCA” should be no less than RMB 8,000,000, approximately US$966,767 during the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that “BHCA” does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

July 8, 2005 is the end of the above two-year guarantee.  As the agreement is deemed to be unenforceable, the Company and the three shareholders agree to cancel the net income guarantee terms.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 9 –COMMITMENTS AND CONTINGENCIES (Continued)

Anti-Dilution Agreement

A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that causes its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreements with the shareholder and a former officer/director. The agreements state that the Company pays $30,000 and they agreed to cancel the above anti-dilution agreement and also settled accrued salary of $81,571.

The Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize the general release agreement in July 2005. On August 8, 2005, the Company’s board of directors instructed stock transfer agent to issue 1,629,331 shares of common stock to the shareholder to repay all loans owed according to the shareholder loan settlement agreement.

NOTE 10 –CONCENTRATIONS

Sales

During the period ended June 30, 2005, the Company had one significant advertising customers which accounted for 67% of sales.

For the period ended June 30, 2004, the Company had one significant customer which accounted for 74% of sales.

Cost of Sales

The cost of sales during the period ended June 30, 2005 was $11,298,025. Cost associated with China Central TV Station (CCTV) accounted for 30% of the sales cost.

The cost of sales during the period ended June 30, 2004 was $22,033,903. Cost associated with CCTV accounted for 28%.

Accounts Receivable

At June 30, 2005, the Company had two customers which accounted for 45%  and 14% of the Company’s accounts receivable balances respectively.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2005 and 2004

NOTE 11 –EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended June 30, 2005 and 2004:

	For The Periods
	Ended June 30,
	2005	2004
(Loss) available to
common shareholders
(Numerator)	$ (17,273)	$ (759,416)

Weighted average number of
common shares outstanding
used in earnings per
share during the period
(Denominator)	1,621,561,578	750,000,000

NOTE 12 –GOING CONCERN FACTORS

At June 30, 2005, the Company had a working capital deficiency of $4,452,432 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of  $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and, c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

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

We have prepared our financial statements for the three months ended June 30, 2004 on a pro-forma basis as if the acquisitions of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising had taken place on January 1, 2004.

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

THREE MONTH PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

Prior to the acquisition of Beijing Asia Hongzhi Advertising and Beijing Hongzhi Century Advertising, the total revenue realized by the Company was $0.  The consolidated financial statements for the three months ended June 30, 2004 include the total revenues generated by these subsidiaries, which were acquired in July 2004.  Total revenues for the three months ended June 30, 2005 decreased by 45.5% to $11,919,000 as compared to $21,860,045 for the three months ended June 30, 2004.  This is a result of a decision by one of the Company’s major customers to change its advertising strategy by not airing its advertising on CCTV through the Company in year 2005.  However, this decrease in revenues represents only a short term decrease, as the Company will resume the agency contract with this customer beginning in January 2006.

The Company’s cost of sales decreased by 48.7% during the three months ended June 30, 2005 to $11,298,025 as compared to $22,033,903 for the three months ended June 30, 2004.  This decrease in cost of sales is in line with the decrease of revenues as stated above in year 2005.

The Company’s gross profit for the three months ended June 30, 2005 increased by 457.2% to $620,975 as compared to a gross loss of $173,858 for the three months ended June 30, 2004.

The Company’s total expenses for the three months ended June 30, 2005 were $673,755 consisting primarily of general and administrative expenses of $472,404.  This represented an increase of 17.9% over total expenses at $571,222 for the three months ended June 30, 2004. General and administrative expenses during these periods consisted primarily of professional fees, executive compensation, operating overhead and legal and accounting fees.

The Company’s net loss decreased by 97.7% to a net loss of $17,273 for the three months ended June 30, 2005 compared to a net loss of $759,416 for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows for the three month periods ended June 30, 2004 and 2005:

	Three Months Ended June 30,
	2005	2004

Net cash flow from operating activities	$1,563,324	$1,365,618
Net cash used by investing activities	(97,260)	(633,530)
Net cash used by financing activities	(14,607)	(280,726)
Net increase in cash and cash equivalents	1,451,457	451,362
Cash and cash equivalents (closing balance)	2,549,537	1,496,516

The Company’s total assets at June 30, 2005 were $11,304,221. The Company’s total liabilities at June 30, 2005 were $15,272,614.  Liabilities consisted primarily of $7,307,806 in accounts payable and $4,000,000 in convertible notes payable.

The Company’s net cash provided by operating activities increased to $1,563,324 for the three months ended June 30, 2005 compared to $1,365,618 for the three months ended June 30, 2004.  This was primarily due to the decrease of accounts receivable and other receivables.

The Company’s net cash used by investing activities decreased to $97,260 for the three months ended June 30, 2005 compared to $633,530 for the three months ended June 30, 2004.  This was primarily due to the decrease of payments for property and equipment and for notes receivable.

The Company used net cash in financing activities in the amount of $14,607 during the three month period ended June 30, 2005 compared to net cash used by financing activities of $280,726 for the three months ended June 30, 2004.  This was primarily due to the increase in advances receivable from related parties and an increase in advances payable to related parties.

The Company entered into an agreement with Shandong Laiyang Tongda Sinopec Sales Center (“SLTS”) on March 25, 2004 to borrow $181,269 to use as working capital.  This note payable to SLTS matured on March 25, 2005, and the Company has repaid to SLTS the amounts of $60,423 and $60,423 on April 24 and April 30, 2005, respectively. On April 25, 2005, SLTS signed an amended agreement with the Company wherein SLTS agreed to waive any interest due on this note payable.

At June 30, 2005 the Company had two convertible notes payable totaling $4,000,000, which may be convertible into a total of approximately 100,000,000 shares of common stock.  These notes do not provide for payment of interest or any other repayment terms other than by conversion into common stock.

The following table sets forth information regarding the Company’s aggregate payment obligation in future years of the contractual obligations that the Company had as of June 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	$17,072	$17,072	-	-	-
Short-term debt	$60,423	$60,423	-	-	-
Total	$77,495	$77,495	-	-	-

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value.  On September 19, 2002, the Company increased its authorized shares from 25,000,000 to 850,000,000. In February 2003, the Company’s Board of Director’s approved an increase in the Company’s authorized shares to 1,350,000,000. In March 2003, the Company’s Board of Director’s approved an increase in authorized shares of common stock to 1,750,000,000 shares, which has subsequently been filed with the State of Nevada. At June 30, 2005, the Company had 1,621,561,678 shares issued and outstanding.

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

REPORTS ON FORM 8-K.

On May 26, 2005, the Company filed a report on Form 8-K describing the dismissal of Pritchett, Siler & Hardy as the Company’s independent accountants and the engagement of HJ & Associates as the Company’s independent accountants.

On April 1, 2005, the Company filed a report on Form 8-K describing the completion of the acquisition of Beijing Asia Hongzhi Advertising co., Ltd. and Beijing Hongzhi Century Advertising and disclosing the financial statements of the businesses acquired.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date:  August 15, 2005

By:  /s/ Jiang Qiang

Jiang Qiang

Chief Executive Officer

Date:  August 15, 2005

By:  /s/ Miao Bulin

Miao Bulin

Finance Manager