Form 10QSB
period 2005-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2005-11-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

( ) 86-10-6582-7900; 6582-7543

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At September 30, 2005 the issuer had 1,613,191,009 shares of $0.001 par value common stock outstanding.

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

4

Unaudited Condensed Consolidated Balance Sheet, September 30, 2005

4

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004

5

Unaudited Condensed Consolidated Statements of Cash Flows for the six

months ended September 30, 2005 and 2004

6

Notes to Unaudited Condensed Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition

or Plan of Operation

17

Item 3.

Controls and Procedures

20

PART II.

Other Information

20

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 6.

Exhibits and Reports on Form 8-K

21

Signatures

21

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

The financial statements for periods prior to September 30, 2005 have been reclassified to conform to the headings and classifications used in the September 30, 2005 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet

ASSETS
September 30, 2005

CURRENT ASSETS

Cash	$ 940,587
Accounts receivable, net of allowance for doubtful accounts of $843,717(Note 2)	4,650,313
Receivable from related party, net of allowance for doubtful accounts of $80,318 (Note 8)	356,653
Other receivables, net of allowance for doubtful accounts of $ 1,009,829	572,018
Prepaid expenses (Note 3)	5,102,476
Other current assets	9,577

Total Current Assets	11,631,624

PROPERTY AND EQUIPMENT, NET (Note 4)	452,402

OTHER ASSETS	13,149

Total Assets	$ 12,097,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 7,563,555
Accounts payable – related party (Note 8)	447,546
Accrued expenses	239,060
Customer deposits	1,146,329
Other payables	2,749,870
Convertible notes payable (Note 5)	4,000,000

Total Current Liabilities	16,146,360

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,191,009 issued and 1,613,191,009 outstanding	1,623,191
Less: Treasury stock	(10,000)
Capital in excess of par value (deficit)	(4,065,297)
Other comprehensive income	1,092
Retained earnings (deficit)	(1,598,171)

Total Stockholders' Equity (Deficit)	(4,049,185)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 12,097,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Operations

And Other Comprehensive Income

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004

REVENUE	$ 15,132,008	$ 7,524,442	$ 27,051,008	$ 29,380,994

COST OF SALES	14,463,900	5,825,142	25,761,925	27,859,045

GROSS PROFIT (LOSS)	668,108	1,699,300	1,289,083	1,521,949

EXPENSE:
General and administrative	523,816	100,900	996,220	667,466
Bad debt expenses	308,813	-	485,800	7,869
Depreciation	13,838	17,656	38,202	28,779
Total Expenses	846,467	118,556	1,520,222	704,114

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(178,359)	1,580,744	(231,139)	817,835

OTHER INCOME (EXPENSE)
Interest income	2,786	8,352	41,261	11,845
Other income (Expense)	(8,339)	(807)	(6,159)	(807)
Total Other Income (Expense)	(5,553)	7,545	35,102	11,038

INCOME (LOSS) BEFORE INCOME TAXES	(183,912)	1,588,289	(196,037)	828,873

CURRENT INCOME TAX EXPENSE	6,673	460	11,821	460

NET INCOME (LOSS)	$ (190,585)	$ 1,587,829	$ (207,858)	$ 828,413

OTHER COMPREHENSIVE INCOME
Foreign Currency Fluctuation	1,092	-	1,092	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (189,493)	$ 1,587,829	$ (206,766)	$ 828,413

BASIC INCOME (LOSS) PER SHARE (NOTE 11)	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

DILUTED EARNINGS PER COMMON SHARE	$ N/A	$ 0.00	$ N/A	$ 0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows

	For The Six Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income(Loss)	$ (207,858)	$ 828,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	38,202	28,779
Bad debt expense	485,800	7,869
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable & other receivable	(697,708)	300,615
Decrease (Increase) in prepaid expense	(1,293,089)	2,086,560
Decrease (Increase) in other current assets	16,677	(146,610)
(Increase) in other non-current assets	(1,792)	-
Increase (decrease) in accounts payable & other payable	1,469,796	(713,394)
Increase in accounts payable – related party	-	55,589
Increase (decrease) in accrued expenses	(92,716)	119,537
(Decrease) in customer deposits	29,194	(1,299,959)
Increase in other liabilities	-	(2,132)
Exchange gain or losses	34,809	-

Net Cash Provided (Used) by Operating Activities	(218,685)	1,265,267

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(42,698)	(364,908)
Proceeds from disposal of property and equipment	40,000	-
Proceeds from note receivable	82,175	6,043

Net Cash Provided (Used) by Investing Activities	79,477	(358,865)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments for note payable	(259,819)	-
(Increase) in advances receivable - related party	(110,546)	(96,868)
Increase (decrease) in advances payable - related party	352,080	(277,492)

Net Cash Used by Financing Activities	(18,285)	(374,360)

NET INCREASE (DECREASE) IN CASH	(157,493)	532,042

CASH AT BEGINNING OF PERIOD	1,098,080	1,045,154

CASH AT END OF PERIOD	$ 940,587	$ 1,577,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows (Continued)

	For The Six Month Ended September 30,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for

Interest	$ -	$ -
income taxes	$ 6,229	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended September 30, 2005

On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company for cancellation and potential reissuance as incentives to compensate new officers, directors and other management team members. (Note 6)

During July 2005 the Company entered into a shareholder loan settlement agreement with respect to a loan in the amount of $30,000 from a shareholder to finalize general release agreements.  On August 9, 2005, 1,629,331 shares of common stock were issued to the shareholder to repay all loans owed according to the shareholder loan settlement agreement. (Note 9)

For the six months ended September 30, 2004

During July 2004 the Company closed its acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA”) and its subsidiaries which has been accounted for in a manner similar to a reverse purchase.  The Company had previously issued a total of 750,000,000 shares of common stock for the acquisition.  At the time of the acquisition of BAHA had $4,317,571 of liabilities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and its subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended March 31, 2005, filed June 29, 2005.  Operating results for the three and six months ended September 30, 2005, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

Organization

Asia Premium Television Group, Inc. (the “Parent”) was organized under the laws of the State of Nevada on September 21, 1989. Parent went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc.  Asia Premium Television Group, Inc. was originally formed to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

Parent entered into a stock for stock acquisition with BAHA during March 2003, which was finalized on July 9, 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase. There was no adjustment to the carrying values of the acquired assets or liabilities. Operations prior to July 2004 are those of BAHA. Parent is the continuing entity for legal purposes; BAHA is the continuing entity for accounting purposes.

Parent had issued 750,000,000 shares of common stock to the shareholders of BAHA and its subsidiaries prior to June 30, 2004. The acquisition was not considered complete until July 9, 2004, but the 750,000,000 shares of common stock were issued and outstanding on the records of Parent as of June 30, 2004.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsidiaries

BAHA was organized under the laws of the People’s Republic of China on June 1, 1995 as Shandong Hongzhi Advertising Co., Ltd.  In July 2003 BAHA changed its name to Beijing Asia Hongzhi Advertising Co., Ltd.

Beijing Hongzhi Century Advertising Co., Ltd. (“BHCA”) was organized under the laws of the People’s Republic of China on January 7, 2003 as Beijing Yongfu Century Consulting Co., Ltd. as a wholly-owned subsidiary of BAHA.  In March 2003 BHCA changed its name to Beijing Hongzhi Century Advertising Co., Ltd.

Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) was organized under the laws of the People’s Republic of China on April 29, 2003 as a wholly-owned subsidiary of BAHA.

Tibet Asia Culture Media Co., Ltd (“TACM”) was organized under the laws of the People’s Republic of China in April 2004 as a wholly-owned subsidiary of BAHA.

Beijing Asia Qiangshi Media Advertising Co., Ltd (“BAQM”) was organized under the laws of the People’s Republic of China in April 2005 as a wholly-owned subsidiary of BAHA.

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Island Company as a wholly-owned subsidiary of Parent. This company has been inactive.

American Overseas Investment Company (“AOI”) was formed in Macau SAR, China on May 23, 2001. This company has been inactive since the end 2002.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.  On September 30, 2005, the Company sold AOI and APTV-BVI, which together had an aggregate net book value of $0, to a third party at a price of $1.

Consolidation

The consolidated financial statements of the Company include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, and BAQM. All inter-company balances and transactions between and among Parent and subsidiaries have been eliminated in consolidation.

Reclassification

The financial statements for years prior to September 30, 2005 have been reclassified to conform to the headings and classifications used in the September 30, 2005 financial statements. The financials statements for the three and six months ended September 30, 2004 have been revised to reflect the elimination of inter-company sales and cost of sales. These eliminations, which were not reflected in the original financial statements, had no effect on net income, earnings per share, or total assets.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 2 –

ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

September 30, 2005

Accounts receivable - trade	$ 5,494,030
Allowance for doubtful accounts	(843,717)

Accounts receivable, net	$ 4,650,313

Bad debt expense for the six months ended September 30, 2005 and 2004 was $250,642 and $5,597 respectively.

NOTE 3 –

PREPAID EXPENSES

At September 30, 2005, the Company had prepaid expenses of $5,102,476. The Company enters into agreements with vendors to provide advertising services on behalf of the Company’s clients. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

September 30, 2005

Office equipment	$ 87,401
Vehicles	491,664
Leasehold improvement	44,575
Less accumulated depreciation	(171,238)

$ 452,402

Depreciation expense for the six months ended September 30, 2005 and 2004 was $38,202 and $28,779 respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 5 –

NOTES PAYABLES

Convertible Notes Payable

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share. The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At September 30, 2005, the approximate number of shares for which the note could have been converted, amounted to 75,000,000 shares of common stock.

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to use Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun also granted airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.  The note payable does not provide for interest nor does it provide for any repayment terms other than by conversion into common stock. The convertible note payable also contains a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold. At September 30, 2005, the approximate number of shares for which the note could have been converted, amounted to 25,000,000 shares of common stock.

The following is a maturity schedule for the next five years.

September 30,	Minimum Annual Payments

2006	$ 4,000,000
2007	-
2008	-

$ 4,000,000

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 6 -

CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At September 30, 2005, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of September 30, 2005 and 2004.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (the “Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At September 30, 2005 and 2004, no options were granted under the Plan.

Development Fund

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members.

On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company, which is treated as treasury stock.  At present, no shares have been reissued.  The shares have been valued at a predecessor cost value of $0.001 per share.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 7 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2006. The Ji’nan facility lease expires on March 31, 2006.  The combined lease expense for the six months September 30, 2005 and 2004 amounted to $51,733 and $22,882 respectively.  The following is a schedule of minimum annual rental payments for the next five years.

September 30,	Minimum Annual Rental Payments

2006	$ 86,233
2007	-
2008	-
2009	-
2010	-

$ 86,233

NOTE 8 -

RELATED PARTY TRANSACTIONS

Receivable from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

September 30, 2005

Receivables from related party	$ 436,971
Allowance for doubtful accounts	(80,318)

Receivables from related party, net	$ 356,653

Bad debt expense (recovery) for the six months ended September 30, 2005 and 2004 was $(33,540) and $2,272 respectively.

Accounts Payable

The Company had accounts payable to related parties at September 30, 2005 of $447,546.

Management Compensation

For the six months ended September 30, 2005 and 2004, the Company expensed $38,439 and $58,006 respectively, for services as management compensation.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 9 –COMMITMENTS AND CONTINGENCIES

Operational agreements

The Company routinely enters into various consulting arrangements as part of its operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Net Income Guarantee

In connection with the acquisition of BAHA by Parent, three shareholders guaranteed that the profit of BAHA should be no less than US$1.5 million during the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that BAHA does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

In connection with the acquisition of BHCA by Parent, three shareholders guaranteed that the profit of BHCA should be no less than RMB 8,000,000, approximately US$966,767, during the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that “BHCA” does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

July 8, 2005 is the end of the above two-year guarantee.  As the agreement was determined to be unenforceable, the Company and the three shareholders agreed to cancel the net income guarantee terms.

Anti-Dilution Agreement

The Company previously granted to a shareholder an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain its seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that causes its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreements with the shareholder and a former officer/director. The agreements state that the Company would pay an amount of $30,000 and the shareholder and former officer/director agreed to cancel the above anti-dilution agreement and also settled accrued salary of $81,571.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 9 –COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered into a shareholder loan settlement agreement with respect to this $30,000 from a shareholder to finalize the general release agreement in July 2005. On August 9, 2005, 1,629,331 shares of common stock were issued to the shareholder to repay the $30,000 loan and previous $27,027 payables owed according to the shareholder loan settlement agreement at the market price of $0.035 per share.

NOTE 10 –CONCENTRATIONS

Sales

During the six months September 30, 2005, the Company had one significant advertising customer which accounted for 67% of sales.

For the six months September 30, 2004, the Company had one significant customer which accounted for 61% of sales.

Cost of Sales

The cost of sales during the six months September 30, 2005 was $25,761,925. Cost associated with China Central TV Station (“CCTV”) accounted for 30% of the sales cost.

The cost of sales during the six months September 30, 2004 was $27,859,045. Cost associated with CCTV accounted for 33%.

Accounts Receivable

At September 30, 2005, the Company had one customer which accounted for 56%  of the Company’s accounts receivable balances.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2005 and 2004

NOTE 11 –EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2005	2004	2005	2004

Income/(loss) available to common shareholders
(Numerator)	$ (189,493)	$ 1,587,829	$ (206,766)	$ 828,413

Weighted average number of common shares outstanding used in earnings per share during the period
(Denominator)	1,615,435,097	1,536,300,210	1,618,481,648	1,145,298,466

Weighted average number of common shares outstanding used in diluted earnings per share during the period
(Denominator)	1,615,435,097	1,691,855,766	1,618,481,648	1,223,076,244

NOTE 12 –GOING CONCERN FACTORS

At September 30, 2005, the Company had a working capital deficiency of $4,514,736 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of  $4,000,000 are included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

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

In March 2003, ASTV entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA”), which was finalized in July 2004.  BAHA was organized under the laws of the People’s Republic of China on June 1, 1995 as Shandong Hongzhi Advertising Co., Ltd and its name was changed in July 2003.

In July 2004, ASTV also completed the acquisition of 100% of Beijing Hongzhi Century Advertising Co., Ltd.  Beijing Hongzhi Century Advertising Co., Ltd. was organized under the laws of the People’s Republic of China on January 7, 2003 as Beijing Yongfu Century Consulting Co., Ltd. as a wholly-owned subsidiary of BAHA and its name was changed in March 2003.

Shandong Hongzhi Communications and Career Advertising Co., Ltd. was organized under the laws of the People’s Republic of China on April 29, 2003 as a wholly-owned subsidiary of BAHA.

Tibet Asia Culture Media Co., Ltd was organized under the laws of the People’s Republic of China in April 2004 as a wholly-owned subsidiary of BAHA.

Beijing Asia Qiangshi Media Advertising Co., Ltd was organized under the laws of the People’s Republic of China in April 2005 as a wholly-owned subsidiary of BAHA.

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Island Company as a wholly-owned subsidiary of ASTV.

In June 2001, ASTV acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”) and began to focus its business plan on the acquisition of holding and development enterprises with the goal of building a broad network of media, marketing and advertising companies in greater China.  AOI was formed in Macau SAR, China on May 23, 2001.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.  On September 30, 2005, the Company sold AOI and APTV-BVI, which together had an aggregate net book value of $0, to a third party at a price of $1.

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

During the six months September 30, 2005, the Company had one significant advertising customer which accounted for approximately 67% of revenues.

SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

The Company’s revenues decreased by 7.9% to $27,051,008 for the six months ended September 30, 2005 as compared to $29,380,994 for the six months ended September 30, 2004.  The decrease in revenues was a result of the decision of one of the Company’s major customers to not use the Company’s services as agent to broadcast its advertising on China Central TV Station (“CCTV”) in 2005.  However, the Company expects that this customer will resume its agency contract for airtime on CCTV with the Company beginning in January 2006.

The Company’s cost of sales decreased by 7.5% to $25,761,925 for the six months ended September 30, 2005 as compared to $27,859,045 for the six months ended September 30, 2004.  The decrease in cost of sales corresponded with the decrease in revenues for the six month period ended September 30, 2005.

The Company’s gross profit decreased by 15.3% to $1,289,083 for the six months ended September 30, 2005 as compared to $1,521,949 for the six months ended September 30, 2004.  The decrease in gross profits was primarily caused by a reduction in margin obtained for the Company’s services as a result of a competitive environment where the Company reduced its fees in response to lower price bids from competitors.

The Company’s total expenses increased by 115.9% to $1,520,222 for the six months ended September 30, 2005 from $704,114 for the six months ended September 30, 2004 primarily due to an increase in bad debt expenses and general administrative expenses.  Total expenses for the six months ended September 30, 2005 consisted primarily of general and administrative expenses of $996,220 and bad debt expenses of $485,800.  Bad-debt provision is accrued based on aging analysis for receivables of over 90 days on a quarterly basis at the end of each period.  The increase for the six month period ended September 30, 2005 was due to an increase in receivables and their aging.  General and administrative expenses consisted primarily of professional fees, executive compensation, operating overhead and legal and accounting fees.  The increase in general and administrative expenses was primarily caused by the increase of professional fees and management expenses incurred since the acquisition of BAHA and Beijing Hongzhi Century Advertising Co., Ltd. in July 2004.

As a result of the foregoing factors, the Company experienced a net loss of $231,139 for the six month period ended September 30, 2005 compared to a net income of $817,835 for the six month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows for the six month periods ended September 30, 2004 and 2005:

	Six Months Ended September 30,
	2005	2004

Net cash flow provided (used) by operating activities	$ (218,685)	$ 1,265,267
Net cash provided (used) by investing activities	79,477	(358,865)
Net cash used by financing activities	(18,285)	(374,360)
Net increase (decrease) in cash and cash equivalents	(157,493)	532,042
Cash and cash equivalents (closing balance)	$ 940,587	$ 1,577,196

The Company’s total assets at September 30, 2005 were $12,097,175. The Company’s total liabilities at September 30, 2005 were $16,146,360.  Liabilities consisted primarily of $7,563,555 in accounts payable and $4,000,000 in convertible notes payable.

The Company’s net cash used in and provided by operating activities comprises proceeds from customers, payments to vendors and service providers such as prepaid expenses.  Prepaid expenses represent amounts paid to vendors in advance according to the advertising services agreements.  The Company’s net cash used in operating activities was $218,685 for the six month period ended September 30, 2005 due to a decrease in advances and revenues received from customers and a increase in expenses paid to vendors and service providers for 2005.  Net cash provided by operating activities was $1,265,267 for the six month period ended September 30, 2004.

The Company’s net cash provided by investing activities was $79,477 for the six month period ended September 30, 2005 compared to net cash used by investing activities of $358,865 for the six month period ended September 30, 2004.  Net cash provided by investing activities for the six months ended September 30, 2005 primarily resulted from proceeds from note receivables in the amount of $82,175.  Net cash used in investing activities for the six months ended September 30, 2004 primarily consisted of payments for property and equipment.

The Company used net cash in financing activities in the amount of $18,285 during the six month period ended September 30, 2005 compared to net cash used in financing activities of $374,360 for the six month period ended September 30, 2004.  Net cash used in financing activities for the six month period ended September 30, 2005 included payment for note payable and receivable and payables from key management personnel.  Net cash used in financing activities for the six month period ended September 30, 2004 primarily consisted of payments to key management personnel.

At September 30, 2005 the Company had two convertible notes payable totaling $4,000,000, which may be convertible into a total of approximately 100,000,000 shares of common stock.  These notes do not provide for payment of interest or any other repayment terms other than by conversion into common stock.

The following table sets forth information regarding the Company’s aggregate payment obligation in future years with respect to the Company’s contractual obligations as of September 30, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	$86,233	$86,233	-	-	-
Short-term debt	-	-	-	-	-
Total	$86,233	$86,233	-	-	-

Operating leases represent leases for the Company’s offices in Beijing and Ji’nan.

ITEM 3. Controls And Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the finance manager, carried out an evaluation of the effectiveness of the Company’s “disclosure, controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(3) and 15-d-15(3)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the finance manager concluded that, as of the Evaluation Date, the Company’s disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members.  On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company as development fund, which is treated as treasury stock.  At present, no shares have been reissued.  The shares have been valued at a predecessor cost value of $0.001 per share.

The Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize the general release agreements in July 2005. On August 9, 2005, 1,629,331 shares of common stock was issued to the shareholder to repay the $30,000 loan and previous $27,027 payables owed according to the shareholder loan settlement agreement at the market price of $0.035 per share.

At September 30, 2005, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date:  November 14, 2005

By:  /s/ Jiang Qiang

Jiang Qiang

Chief Executive Officer

Date:  November 14, 2005

By: /s/ Miao Bulin

Miao Bulin

Finance Manager