Form 10KSB/A
period 2005-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2006-02-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB/A

AMENDMENT No. 1

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

Transitional Small Business Disclosure Format: Yes [ ]  No [x ]

EXPLANATORY NOTE

This amendment No. 1 on Form 10-KSB/A hereby amends Asia Premium Television Group, Inc.’s annual report on Form 10-KSB for the fiscal year ended March 31, 2005, which was filed on June 29, 2005. This amendment No. 1 is being filed for the purpose of providing additional details regarding the Company’s financial statements. This amendment No. 1 is not intended to revise other information presented in our annual report on Form 10-KSB for the fiscal year ended March 31, 2005 as originally filed.

This Form 10-KSB/A consists of a cover page, this explanatory note, amended financial statements, the signature page and Exhibits 31.1, 31.2, 32.1 and 32.2.

This amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB and does not modify or update the disclosure therein in any way other than as required to reflect the amendment discussed above. As a result, this amendment No. 1 to the annual report on Form 10-KSB continues to speak as of June 29, 2005.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements.

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

Date: February 14, 2006

By: /s/ Jiang Qiang

Jiang Qiang

President

Date: February 14, 2006

By: /s/ Bulin Miao

Bulin Miao

Finance Manager

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2006

By: /s/ Li Li

Li Li

Chairman and Director

Date: February 14, 2006

By: /s/ Jiang Qiang

Jiang Qiang

Director

Date: February 14, 2006

By: /s/ Yan Gong

Yan Gong

Director

Date: February 14, 2006

By: /s/ Min Wei

Min Wei

Director

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

C O N T E N T S

Reports of Independent Registered Public Accounting Firms

 7

Consolidated Balance Sheet

 9

Consolidated Statements of Income

 10

Consolidated Statements of Stockholders’ Equity (Deficit)

 11

Consolidated Statements of Cash Flows

 12

Notes to the Consolidated Financial Statements

 14

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

/s/ HJ & Associates, LLC

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

 ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Income

	For the Year Ended
	March 31,
	2005	2004
		(Restated)

REVENUES	$48,228,470	$41,800,113

COST OF SALES	45,282,789	40,173,644

GROSS PROFIT	2,945,681	1,626,469

EXPENSES (GAINS)

General and administrative	1,776,163	1,136,467
Bad debt expenses	736,264	483,521
Depreciation	74,628	17,132

Total Expenses (Gains)	2,587,055	1,637,120

INCOME BEFORE OTHER INCOME (EXPENSE)	358,626	(10,651)

OTHER INCOME (EXPENSE)

Gain on disposal of assets	-	42,127
Interest expense	(36,254)	-
Interest income	17,019	114,730
Other income (expense)	2,551	(118,644)

Total Other Income (Expense)	(16,684)	38,213

INCOME BEFORE INCOME TAXES	341,942	27,562

CURRENT INCOME TAX EXPENSE	1,483	2,610

NET INCOME	$ 340,459	$ 24,952

BASIC EARNINGS PER SHARE (NOTE 12)	$ 0.00	$ 0.00

DILUTED EARNINGS PER SHARE (NOTE 12)	$ 0.00	$ N/A

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity (Deficit)

	Common Stock		Capital in excess of par value	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	(Deficit)	(Deficit)	(Deficit)

Balance, March 31, 2003	750,000,000	$ 750,000	$ 1,006,763	$(1,755,724)	$ 1,039

Net income for the year ended March 31, 2004	-	-	-	24,952	24,952

Balance, March 31, 2004	750,000,000	750,000	1,006,763	(1,730,772)	25,991

Recapitalization of subsidiaries (Note 1)	871,561,578	871,562	(5,189,132)	-	(4,317,570)

Net income for the year ended March 31, 2005	-	-	-	340,459	340,459

Balance, March 31, 2005	1,621,561,578	$1,621,562	$(4,182,369)	$(1,390,313)	$(3,951,120)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

	For The Years
	Ended March 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$ 340,459	$ 24,952
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation expense	74,628	17,132
Bad debt expense	736,264	483,521
Changes in assets and liabilities:
Decrease in accounts receivable & other receivable	(1,411,819)	(2,709,832)
Decrease (Increase) in prepaid expense	2,176,608	(5,985,994)
(Increase) in other current assets	(26,254)	-
(Increase) in other non-current assets	(11,357)	-
Increase (decrease) in accounts payable & other payable	(503,954)	7,560,318
Increase in accounts payable – related party	-	12,084
Increase in accrued expenses	92,196	80,105
Decrease in customer deposits	(897,456)	1,145,060
Increase in other liabilities	-	14,984

Net Cash Provided by Operating Activities	569,315	642,330

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(400,629)	(125,622)
Proceeds (payment) of note receivable	74,925	(12,085)

Net Cash Used by Investing Activities	(325,704)	(137,707)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable	78,550	181,269
(Increase) decrease in advances receivable - related party	(44,565)	477,085
Increase (decrease) in advances payable - related party	(224,670)	(197,380)

Net Cash Provided (Used) by Financing Activities	(190,685)	460,974

NET INCREASE IN CASH	52,926	965,597

CASH AT BEGINNING OF PERIOD	1,045,154	79,557

CASH AT END OF PERIOD	$1,098,080	$1,045,154

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

Under the laws of the People’s Republic of China, a Chinese company with limited liabilities must have no less than two shareholders.  Small minority interests exist in BHCA Subsidiary and SHCCA Subsidiary because of this requirement.  However, the Company has agreements with those individuals to hold these interests only on behalf of the Company.  In substance, the Company controls all of the rights of the minority interest shareholders, therefore the Company has accounted for the subsidiaries as being wholly-owned.

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

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition Policy

The Company generates revenue from providing advertising, production, consulting, and agent services.  The Company signs separate contracts with its customer and its supplier regarding each advertising contract and has risks and rewards of a principal in the transaction.  Revenue is recognized based on the gross amount billed to the customer when the service is provided, collection is reasonably assured and no further obligation to the customer exists.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable

The Company issued a convertible note payable on September 26, 2001 in the amount of $3,000,000 to acquire a film rights license from Sun Television Cybernetworks Holding Ltd. (“Sun”). The film rights license that was acquired from Sun provided the Company with the right to the Film Library, consisting of the master recordings of segmented productions including programs produced by Sun and programs licensed to Sun. In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 261,838 shares of common stock at an agreed upon price of $11.466 per share.

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

The film rights and the non-exclusive access rights have been fully impaired.  The terms of the conversion provisions of the agreement are “At any time within 5 years of the date of the Note, the Noteholder may by notice in writing to the principal place of business of the Issuer demand repayment or conversion into shares of common stock in the Issuer having a par value of US$0.01 each of the entire principal amount of the Note.  Unless the Issuer and the Noteholder agree in their absolute discretion to repayment of the Note, within 10 business days of receipt of a duly signed Notice, the Issuer shall issue and allot Shares in the name of the Noteholder or its nominee as identified in the Notice.”  The two note payables do not provide for interest nor do they provide for any repayment terms other than by conversion into common stock.

The two convertible note payables also contain a contingency to issue additional common shares if the market value stock price is below $11.466 per share when the converted shares are subsequently sold.  When the contingency is triggered, the Issuer shall issue such number of additional common shares equal to Z based on the following formula:

(A-B) / Y=Z

Where:

A = the total number of Conversion Shares sold multiplied by the Agreed Price;

B = the total number of Conversion Shares sold multiplied by the Market Value on the day of completion of the sale;

Y= Market Value per share on the day of completion of the sale;

Z= Number of additional shares issued.

Under the formula, Conversion Shares means the shares to be issued to Sun upon exercise by Sun of its conversion rights under the Convertible Notes.  Agreed Price means $11.466, the trigger price of the obligation to issue contingent additional common shares when the converted shares are subsequently sold. Market Value means the average reported sale price on the ten trading days prior to the relevant valuation date on which the shares are traded; if no such sale of shares was reported during such period, Market Value shall be the average of the reported ask and bid prices for such period.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 5 –

NOTES PAYABLE (Continued)

At March 31, 2005, the total approximate number of shares for which the notes could have been converted, amounted to 60,000,000 shares and 20,000,000 shares of common stock respectively.

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

The following is a maturity schedule for the next five years:

Minimum Annual
March 31,	Rental Payments

2006	$4,259,819
2007	-
2008	-

$4,259,819

NOTE 6 -  CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At March 31, 2005, the Company had 1,621,561,678 shares issued and outstanding.

Warrants/Options

The Company had no warrants/options issued and outstanding as of March 31, 2005 and 2004.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2005 and 2004

NOTE 6 -  CAPITAL STOCK (Continued)

Development Fund

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein 650 million shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members.  At present, no shares have been returned for cancellation or reissuance.  When the shares are returned, the Company would treat the returned shares as treasury stock at the face value, and the premium as additional paid-in capital.  When the shares are reissued to the management, the Company would treat the amount at the market price as expenses.

NOTE 7 -

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

United States operations

The Company has available at March 31, 2005 unused United States operating loss carryforwards of $227,720 which may be applied against future taxable income.  The deferred tax  assets, which consist of net operating losses, equal approximately $41,600  for the years ended March 31, 2005. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2005, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is approximately $41,600 for the year ended March 31, 2005.

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

Minimum Annual
March 31,	Rental Payments

2006	$42,681
2007	-
2008	-
2009	-
2010	-

$42,681

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

RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 11 –CONCENTRATIONS (Continued)

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