Form 10QSB
period 2005-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2006-02-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

86-10-6582-7900

(Issuer’s telephone number)

_____________________________________________________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At December 31, 2005 the issuer had 1,613,191,009 shares of $0.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):      Yes [  ]      No [x]

FORM 10-QSB

ASIA PREMIUM TELEVISION GROUP, INC.

INDEX

Page

PART I.

Financial Information

3

Item 1.

Unaudited Condensed Consolidated Financial Statements.

3

Unaudited Condensed Consolidated Balance Sheet,

December 31, 2005

4

Unaudited Condensed Consolidated Statements of

Operations for the three and nine months ended December

31, 2005 and 2004

5

Unaudited Condensed Consolidated Statements of Cash

Flows for the nine months ended December 31, 2005 and

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

The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet

ASSETS
December 31, 2005

CURRENT ASSETS

Cash	$ 2,057,130
Accounts receivable, net of allowance for doubtful accounts of $869,781(Note 2)	4,088,870
Receivable from related party, net of allowance for doubtful accounts of $89,769 (Note 8)	455,106
Other receivables, net of allowance for doubtful accounts of $1,159,760	427,772
Prepaid expenses (Note 3)	3,694,007
Other current assets	9,577

Total Current Assets	10,732,462

PROPERTY AND EQUIPMENT, NET (Note 4)	426,065

OTHER ASSETS	24,231

Total Assets	$ 11,182,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 7,088,912
Accounts payable – related party (Note 8)	605,145
Accrued expenses	276,489
Customer deposits	631,974
Other payables	2,660,366
Convertible notes payable (Note 5)	4,000,000

Total Current Liabilities	15,262,886

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,191,009 issued and 1,613,191,009 outstanding	1,623,191
Less: Treasury stock	(10,000)
Capital in excess of par value (deficit)	(4,065,297)
Other comprehensive income	1,583
Retained earnings (deficit)	(1,629,605)

Total Stockholders' Equity (Deficit)	(4,080,128)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 11,182,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Operations

And Other Comprehensive Income

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004

REVENUE	$ 16,243,541	$ 5,899,038	$ 43,294,549	$ 35,280,032

COST OF SALES	15,438,485	5,408,865	41,200,410	33,267,910

GROSS PROFIT (LOSS)	805,056	490,173	2,094,139	2,012,122

EXPENSE:
General and administrative	608,275	369,280	1,604,495	1,036,746
Bad debt expenses	185,833	-	671,633	7,869
Depreciation	45,553	24,760	83,755	53,539
Total Expenses	839,661	394,040	2,359,883	1,098,154

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(34,605)	96,133	(265,744)	913,968

OTHER INCOME (EXPENSE)
Interest income	2,765	1,832	44,026	7,048
Interest expense	-	(9,063)	-	(27,190)
Investment income	1	-	1	-
Other income (expense)	445	6,873	(5,714)	30,822
Total Other Income (Expense)	3,211	(358)	38,313	10,680

INCOME (LOSS) BEFORE INCOME TAXES	(31,394)	95,775	(227,431)	924,648

CURRENT INCOME TAX EXPENSE	40	17,727	11,861	18,187

NET INCOME (LOSS)	$ (31,434)	$ 78,048	$ (239,292)	$ 906,461

OTHER COMPREHENSIVE INCOME
Foreign Currency Fluctuation	491	-	1,583	-

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (30,943)	$ 78,048	$ (237,709)	$ 906,461

BASIC INCOME (LOSS) PER SHARE (NOTE 11)	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

DILUTED EARNINGS PER COMMON SHARE	$ N/A	$ 0.00	$ N/A	$ 0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows

	For The Nine Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income(loss)	$ (239,292)	$ 906,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	83,755	53,539
Bad debt expense	671,633	7,869
Changes in assets and liabilities:
Decrease (increase) in accounts receivable & other receivable	(168,013)	585,202
Decrease in prepaid expense	115,379	1,967,969
Decrease (increase) in other current assets	16,677	(79,329)
(Increase) in other non-current assets	(12,874)	-
Increase (decrease) in accounts payable & other payable	905,649	(2,603,260)
Increase in accounts payable – related party	-	55,589
Increase (decrease) in accrued expenses	(55,287)	174,526
(Decrease) in customer deposits	(485,161)	(589,721)
Increase in other liabilities	-	21,474
Exchange gain or losses	34,913	-

Net Cash Provided by Operating Activities	867,379	500,319

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(61,914)	(369,688)
Proceeds from disposal of property and equipment	40,000	-
Proceeds from (payments for) note receivable	82,175	(55,589)

Net Cash Provided (Used) by Investing Activities	60,261	(425,277)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments for note payable	(259,819)	-
(Increase) in advances receivable - related party	(218,450)	(9,405)
Increase (decrease) in advances payable - related party	509,679	(174,224)

Net Cash Used by Financing Activities	31,410	(183,629)

NET INCREASE (DECREASE) IN CASH	959,050	(108,587)

CASH AT BEGINNING OF PERIOD	1,098,080	1,045,154

CASH AT END OF PERIOD	$ 2,057,130	$ 936,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows (Continued)

	For The Nine Month Ended December 31,
	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for

Interest	$ -	$ 27,190
income taxes	$ 12,986	$ 460

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended December 31, 2005

On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company for cancellation and potential reissuance as incentives to compensate new officers, directors and other management team members. (Note 6)

During July 2005, the Company entered into a shareholder loan settlement agreement of $30,000 with a shareholder to finalize general release agreements.  On August 9, 2005, 1,629,331 shares of common stock were issued to the shareholder to repay all loans owed according to the shareholder loan settlement agreement. (Note 9)

For the nine months ended December 31, 2004

During July 2004, the Company closed its acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries which has been accounted for in a manner similar to a reverse purchase.  The Company had previously issued a total of 750,000,000 shares of common stock for the acquisition.  At the time of the acquisition the company had $4,317,571 of liabilities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and its Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-KSB for the fiscal year ended March 31, 2005, filed June 29, 2005 and amended on February 14, 2006.  Operating results for the three and nine months ended December 31, 2005, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Subsidiaries

Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA Subsidiary”) was organized under the laws of the People’s Republic of China on June 1, 1995 as Shandong Hongzhi Advertising Co., Ltd.  In July 2003 BAHA Subsidiary changed its name to Beijing Asia Hongzhi Advertising Co., Ltd.

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

December 31, 2005 and 2004

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

Asia Premium Television Group, Inc. (“APTV-BVI Subsidiary”) was formed on December 28, 2002, as a British Virgin Island Company. This company remained inactive.

American Overseas Investment Company (“AOI Subsidiary”) was formed in Macau SAR, China on May 23, 2001. This company remained inactive since end 2002.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.  On September 30, 2005, the Company sold AOI and APTV-BVI to a third party with a net book value of $0 at a price of $1.

Consolidation

The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, and BAQM. All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Reclassification

The financial statements for years prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements. The financials statements for the three and nine months ended December 31, 2004 have been revised to reflect the elimination of inter-company sales and cost of sales. These eliminations, which were not reflected in the original financial statements, had no effect on net income, earnings per share, or total assets.

NOTE 2 –

ACCOUNTS RECEIVABLE

Accounts receivable are carried at the expected realizable value. Accounts receivable consisted of the following:

December 31, 2005

Accounts receivable - trade	$ 4,958,651
Allowance for doubtful accounts	(869,781)

Accounts receivable, net	$ 4,088,870

Bad debt expense for the nine months ended December 31, 2005 and 2004 was $277,271and $5,597 respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 3 –

PREPAID EXPENSES

At December 31, 2005, the Company had prepaid expenses of $3,694,007 The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

December 31, 2005

Office equipment	$ 89,781
Vehicles	491,664
Leasehold improvement	44,575
Less accumulated depreciation	(199,955)

$ 426,065

Depreciation expense for the nine months ended December 31, 2005 and 2004 was $83,755 and $53,539 respectively.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 –

NOTES PAYABLE (Continued)

The film rights and the non-exclusive access rights have been fully impaired.  The terms of the conversion provisions of the agreements are “At any time within 5 years of the date of the Note, the Noteholder may by notice in writing to the principal place of business of the Issuer demand repayment or conversion into shares of common stock in the Issuer having a par value of US$0.01 each of the entire principal amount of the Note.  Unless the Issuer and the Noteholder agree in their absolute discretion to repayment of the Note, within 10 business days of receipt of a duly signed Notice, the Issuer shall issue and allot Shares in the name of the Noteholder or its nominee as identified in the Notice.”  The two note payables do not provide for interest nor do they provide for any repayment terms other than by conversion into common stock.

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

At December 31, 2005, the total approximate number of shares for which the two notes could have been converted, amounted to 100,000,000 shares and 33,000,000 shares of common stock, respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 – NOTES PAYABLES  (Continued)

The following is a maturity schedule for the next five years.

December 31,	Minimum Annual Payments

2006	$ 4,000,000
2007	-
2008	-

$ 4,000,000

NOTE 6 -

CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At December 31, 2005, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

Warrants/Options

The Company had no warrants/options issued and outstanding as of December 31, 2005 and 2004.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At December 31, 2005 and 2004, no options were granted under the Plan.

Development Fund

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein 650 million shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members based on the management effort and performance decided by the three shareholders.

On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company, which is treated as treasury stock at the face value and the premium as additional paid-in capital.  The shares have been valued at a predecessor cost value of $0.001 per share.  At present, only 10 million shares have been returned and no shares have been reissued.  When the shares are reissued to management personnel, the Company will record the fair market value of the shares issued as compensation expenses.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 7 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2006. The Ji’nan facility lease expires on March 31, 2006.  The combined lease expense for the nine months December 31, 2005 and 2004 amounted to $80,609 and $50,443 respectively.  The following is a schedule of minimum annual rental payments for the next five years.

December 31,	Minimum Annual Rental Payments

2006	$ 53,616
2007	-
2008	-
2009	-
2010	-

$ 53,616

NOTE 8 -

RELATED PARTY TRANSACTIONS

Receivable from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

December 31, 2005

Receivables from related party	$ 544,875
Allowance for doubtful accounts	(89,769)

Receivables from related party, net	$ 455,106

Bad debt expense (recovery) for the nine months ended December 31, 2005 and 2004 was $(21,106) and $2,272 respectively.

Accounts Payable

The Company has accounts payable to related parties at December 31, 2005 of $605,145.

Management Compensation

For the nine months ended December 31, 2005 and 2004, the Company expensed $57,852 and $87,009 respectively, for services as management compensation.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

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

July 8, 2005 was the end of the above two-year guarantee.  As the agreement is deemed to be unenforceable, the Company and the three shareholders agree to cancel the net income guarantee terms.

Anti-Dilution Agreement

A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that causes its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreement with the shareholder and a former officer/director. The agreements state that the Company pays $30,000 and they agreed to cancel the above anti-dilution agreement and also settled accrued salary of $81,571.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 9 –COMMITMENTS AND CONTINGENCIES (Continued)

The Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize the general release agreement in July 2005. On August 9, 2005, 1,629,331 shares of common stock were issued to the shareholder to repay the $30,000 loan and $27,027 payables owed according to the shareholder loan settlement agreement at the market price of $0.035 per share.

NOTE 10 –CONCENTRATIONS

Sales

During the nine months December 31, 2005, the Company had one significant advertising customer which accounted for 68% of sales.

For the nine months December 31, 2004, the Company had one significant customer which accounted for 56% of sales.

Cost of Sales

The cost of sales during the nine months December 31, 2005 was $41,200,410 Cost associated with China Central TV Station (CCTV) accounted for 30% of the sales cost.

The cost of sales during the nine months December 31, 2004 was $33,267,910 Cost associated with CCTV accounted for 30%.

Accounts Receivable

At December 31, 2005, the Company had one customer which accounted for 51% of the Company’s accounts receivable balances.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 11 –EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended December 31, 2005 and 2004:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2005	2004	2005	2004

Income/(loss) available to common shareholders
(Numerator)	$ (30,943)	$ 78,048	$ (237,709)	$ 906,461

Weighted average number of common shares outstanding used in earnings per share during the period
(Denominator)	1,613,191,009	1,621,561,678	1,616,718,102	1,304,630,159

Weighted average number of common shares outstanding used in diluted earnings per share during the period
(Denominator)	1,613,191,009	1,721,561,678	1,616,718,102	1,415,741,270

NOTE 12 –GOING CONCERN FACTORS

At December 31, 2005, the Company had a working capital deficiency of $4,530,424 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of  $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

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

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Islands Company as a wholly-owned subsidiary of ASTV.

In June 2001, ASTV acquired American Overseas Investment Co., Ltd., a Macau, SAR, China company (“AOI”) and began to focus its business plan on the acquisition of holding and development enterprises with the goal of building a broad network of media, marketing and advertising companies in greater China.  AOI was formed in Macau SAR, China on May 23, 2001.

On September 13, 2003, the Company’s board of directors authorized management to dispose of AOI and APTV-BVI at its earliest convenience.  On September 30, 2005, the Company sold AOI and APTV-BVI to a third party with a net book value of $0 at a price of $1.

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

During the nine months December 31, 2005, the Company had one significant advertising customer that accounted for approximately 68% of revenues.

NINE MONTH PERIODS ENDED DECEMBER 31, 2004 AND 2005

The Company’s revenues increased by 22.7% to $43,294,549 for the nine months ended December 31, 2005 from $35,280,032 for the nine months ended December 31, 2004.  The increase in revenues was a result of the addition of new customers, including the Company’s second largest customer, which accounted for approximately 8% of revenues for the nine months ended December 31, 2005.

The Company’s cost of sales increased by 23.8% to $41,200,410 for the nine months ended December 31, 2005 from $33,267,910 for the nine months ended December 31, 2004.  The increase in cost of sales corresponded with the increase in revenues for the nine months ended December 31, 2005.

The Company’s gross profit increased by 4.1% to $2,094,139 for the nine months ended December 31, 2005 as compared to $2,012,122 for the nine months ended December 31, 2004.  The increase in gross profits was primarily due to increased sales, which was offset by decreased margins due to heavy competition.

The Company’s total expenses increased by 114.9% to $2,359,883 for the nine months ended December 31, 2005 from $1,098,154 for the nine months ended December 31, 2004 primarily due to an increase in bad debt expenses and general and administrative expenses.  Total expenses for the nine months ended December 31, 2005 consisted primarily of general and administrative expenses of $1,604,495 and bad debt expenses of $671,633.  Bad debt expensed are accrued based on aging analysis for receivables of over 90 days on a quarterly basis at the end of each period.  The increase for the nine months ended December 31, 2005 was due to an increase in the amount and age of our receivables.  General and administrative expenses consisted primarily of professional fees, executive compensation, operating overhead and legal and accounting fees.  The increase in general and administrative expenses was primarily caused by the increase of professional fees and management expenses incurred since the acquisition of BAHA and Beijing Hongzhi Century Advertising Co., Ltd. in July 2004.

As a result of the foregoing factors, the Company experienced a net loss of $239,292 for the nine months ended December 31, 2005 compared to a net income of $906,461 for the nine months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Company’s cash flows for the nine month periods ended December 31, 2004 and 2005:

	Nine Months Ended December 31,
	2005	2004

Net cash flow provided (used) by operating activities	$867,379	$500,319
Net cash provided (used) by investing activities	60,261	(425,277)
Net cash provided (used) by financing activities	31,410	(183,629)
Net increase (decrease) in cash and cash equivalents	959,050	(108,587)
Cash and cash equivalents (closing balance)	$2,057,130	$936,567

The Company’s total assets at December 31, 2005 were $11,182,758. The Company’s total liabilities at December 31, 2005 were $15,262,886.  Liabilities consisted primarily of $7,088,912 in accounts payable and $4,000,000 in convertible notes payable.

The Company’s net cash used in and provided by operating activities comprises proceeds from customers and payments to vendors and service providers, such as prepaid expenses.  Prepaid expenses represent amounts paid to vendors in advance according to the advertising services agreements.  The Company’s net cash provided by operating activities was $867,379 for the nine months ended December 31, 2005 as a result of receipt of customer payments that were not offset by payments to vendors until January 2006.  Net cash provided by operating activities was $500,319 for the nine months ended December 31, 2004.

The Company’s net cash provided by investing activities was $60,261 for the nine months ended December 31, 2005 compared to net cash used in investing activities of $425,277 for the nine months ended December 31, 2004.  Net cash provided by investing activities for the nine months ended December 31, 2005 primarily resulted from proceeds from note receivables in the amount of $82,175 and proceeds from disposal of property and equipment in the amount of $40,000.  In addition, fewer investments in property and equipment were made during the nine month period ended December 31, 2005 compared to the same period in 2004.  Net cash used in investing activities for the nine months ended December 31, 2004 primarily consisted of payments for property and equipment.

The Company received net cash from financing activities in the amount of $31,410 during the nine months ended December 31, 2005 compared to net cash used in financing activities of $183,629 for the nine months ended December 31, 2004.  Net cash received from financing activities for the nine months ended December 31, 2005 included payment for note payable and receivable and payables from key management personnel.  Net cash used in financing activities for the nine months ended December 31, 2004 primarily consisted of payments to key management personnel.

At December 31, 2005 the Company had two convertible notes payable totaling $4,000,000, which may be convertible into a total of approximately 133,000,000 shares of common stock.  These notes do not provide for payment of interest or any other repayment terms other than by conversion into common stock.

The following table sets forth information regarding the Company’s aggregate payment obligations in future years with respect to the Company’s contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital expenditure	-	-	-	-	-
Operating leases	$53,616	$53,616	-	-	-
Short-term debt	-	-	-	-	-
Total	$53,616	$53,616	-	-	-

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the finance manger, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a development fund wherein shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members.  On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company for the development fund, which is treated as treasury stock.  At present, no shares have been reissued.  The shares have been valued at a predecessor cost value of $0.001 per share.

The Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize the general release agreements in July 2005. On August 9, 2005, 1,629,331 shares of common stock were issued to the shareholder to repay the $30,000 loan and $27,027 payables owed according to the shareholder loan settlement agreement at the market price of $0.035 per share.

At December 31, 2005, the Company had 1,623,191,009 shares issued and issued and 1,613,191,009 shares outstanding.

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

Chief Executive Officer

Date:  February 14, 2006

By:  /s/ Bulin Miao

Bulin Miao

Finance Manager