Form 10-K
period 2006-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2006-06-28
CIK 860543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

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
COMMON STOCK, US$0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act.☐Yes ☑No

Indicate check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

The aggregate market value of the registrant's voting common stock held by non-affiliates as of September 30, 2005 based upon the closing price reported for such date on the OTC Bulletin Board, was US$10,585,865.43.

As of June 20, 2006, the registrant had 1,613,191,009 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

ASIA PREMIUM TELEVISION GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2006

FORWARD-LOOKING STATEMENTS NOTICE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” appearing elsewhere in this Annual Report, as well as the following:

•	changes in the advertising and marketing services markets in China;

•	our ability to attract and retain customers;

•	the financial condition of our customers;

•	unexpected changes in our margins and certain cost or expense items as a percentage of our net revenues;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	developments or change in the regulatory and legal environment for advertising and marketing service companies in China; and

•	other matters discussed in this Annual Report generally.

Consequently, readers of this Annual Report should not rely upon these forward-looking statements as predictions of future events. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we access the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statement in this Annual Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Annual Report are expressly qualified by these cautionary statements.

PART I

ITEM 1 BUSINESS

History

Asia Premium Television Group, Inc., together with its subsidiaries (“ASTV,” the “Company,” “we,” “us,” or “our”) was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, we changed our name to Triad Warranty Corporation, Inc., and on May 22, 2000, we changed our name to GTM Holdings, Inc. From 1993 through May 2001, we did not engage in any business operations.

In June 2001, we acquired American Overseas Investment Co., Ltd. (“AOI”), a company incorporated in Macau, a special administrative region (“SAR”) of the People's Republic of China (“PRC” or “China”). With our acquisition of AOI, we began to focus our business on acquiring and developing companies with the goal to building a broad network of media, marketing and advertising companies in Greater China. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business.

In December 2002, our subsidiary Asia Premium Television Group, Inc. (“ASTV-BVI”), a company organized under the laws of the British Virgin Islands, was formed.

In July 2004, we completed the acquisition of 100% of Beijing Asia Hongzhi Advertising (“BAHA”) (formerly known as Shandong Hongzhi Advertising Company, Ltd.), a company organized under the laws of China, and its wholly-owned subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”), a company established under the laws of China in April 2003, and Tibet Asia Culture Media Co., Ltd. (“TACM”), a company established under the laws of China in April 2004.

In July 2004, we also completed the acquisition of 100% of Beijing Hongzhi Century Advertising (“BHCA”) (formerly known as Beijing Youngfu Century Advertising Consultancy Company, Ltd.), a company organized under the laws of China.

In April 2005, Beijing Asia Qiangshi Media Advertising Co., Ltd. (“BAQM”) was organized under the laws of China as a wholly-owned subsidiary of BAHA.

In September 2005, we sold our interests in our subsidiaries AOI and ASTV-BVI to a third party.

In April 2006, Tibet Hongzhi Advertising Co., Ltd. was organized under the laws of China as a wholly-owned subsidiary of BHCA.

Nature Of Business

      We operate as a single segment business and provide advertising, media and marketing solutions to product manufacturers, service providers and other clients located in China. Our comprehensive products and services range from consumer research and brand management to advertisement production, media planning, public relations and direct marketing services. We deliver a comprehensive range of solutions that we believe simplify, improve and maximize the effectiveness of multiple phases of our customers’ marketing campaigns, from the inception of an advertising concept, through design, production and targeted distribution, and ultimately to the measurement of advertising effectiveness. Our customers may employ any one of the services we provide individually or on a combined basis to meet their specific needs.

Our broad range of service offerings can be categorized generally into the following groups:

Media consulting services. Our media consulting services consist of developing targeted, effective marketing strategies to enable our customers to reach their marketing and brand objectives. We begin by analyzing a customer’s product or service and conducting consumer and market research to develop an understanding of its competitiveness in the marketplace. We then identify the target audience for a particular product or service and the most effective channels to reach the targeted audience. Based on this information, we develop and present a marketing and advertising strategy to the customer for approval.

Advertisement production services. Based on the marketing and advertising strategies we develop for our customers, or according to our customers’ own requirements, we develop and create advertising designs and concepts and produce advertising materials which can take the form of film, video, print, or electronic media.

Advertising agent services. We prepare media buying and publishing plans for our customers. Once a plan is approved, we negotiate and purchase advertising space or air time from broadcast media to communicate our customers’ advertising materials to their targeted audiences.

Evaluation services. After our services are provided, we provide our customers with third-party reports concerning the publication or broadcast of their adverting materials to confirm and summarize the services provided. We discuss with our customers any necessary adjustments in connection with our services to maximize the effectiveness of our customers’ advertising.

Customers

We believe that we have excellent working relationships with our customers. Some of our major clients have been using our services for more than seven years, and we continue to add new customers to our customer base. During the year ended March 31, 2006, we had one significant advertising customer which accounted for 69% of our total sales. Our largest customer is Inner Mongolia Yili Industrial Co., Ltd. (“Yili”), a leading company in the Chinese diary product industry. Yili is a publicly traded company in China and has been our customer for more than four years. Another of our other large customers is Shandong Dong-e E-jiao Group, a producer of Chinese herbal medicines and health products, which has been our customer for over seven years.

Competition

The advertising and marketing industry in China is highly competitive. The principal methods of competition in our business are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. There are many advertising agencies in China which represent customers in both local and international capacities. Our major competitors include Saatchi & Saatchi, McCann-Erickson, Shanghai Leo Burnett, Beijing Dentsu, Beijing Weilai Advertising, Guangdong Advertising, Shanghai Advertising, Shanghai Lowe & Partners, Shanghai Hakuhodo, and Beijing Dayu Weiye Advertising. According to the rankings jointly compiled by China Central Television Station, Advertising Institute of Communication University of China, Advertising Pointer Newspaper and Proprietor Magazine in April 2006, we ranked tenth among the top 100 advertising companies in China which had the greatest impact in China from 2005 to 2006.

We believe we have the ability to compete effectively in this highly competitive industry. We have been operating in the advertising and marketing sector in China for more than ten years and are committed to continually enhancing our business to satisfy the needs of our clients and to grow our revenues. Our advertising and marketing team includes media veterans with international advertising experience as well as experienced professionals with knowledge and insight in the local Chinese market. We believe that our integrated team enables us to provide effective, high quality advertising services according to international standards and practices, and that also simultaneously cater to the preferences and needs of the local market.

Intellectual Property

We do not own any patents, trademarks or licenses. We view our company’s name and the reputation associated with our name as an important asset, but have not registered our company’s name as a trademark.

Government Regulations

As an advertising business, we are subject to a variety of rules, regulations and standards set by the State Administration of Industry and Commerce (“SAIC”) of the PRC government. We have been granted a business license to operate as an advertising agency by the Department of Advertising Regulation of the SAIC and are required to adhere to certain standards in order to maintain our license.

In addition to business taxes, we are required to pay taxes equal to 3% of our sales revenue as a cultural improvement and enhancement surcharge required by the Chinese government.

Employees

As of June 20, 2006, we had 119 full-time employees located in China. Our employees sign one year labor contracts with us which are subject to annual renewal.

ITEM 1A RISK FACTORS

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to the industry in which we operate, while others are more specific to us. The following factors set out potential risks we have identified that could adversely affect us.

We operate in a highly competitive industry.

The advertising and marketing services industry in China is highly competitive. We face competition from other advertising agencies and providers of creative or media services, several of which may have greater financial, sales, marketing and other resources than we do. A client’s perception of the quality of our creative work, our reputation and those of our competitors are important factors in determining our competitive position. In addition, we face competition from larger agencies which may have greater ability to serve international clients on a broad geographic basis. Because an agency’s principal asset is its people, there are relatively low barriers to entry into the business. If we are unable to compete effectively against existing or future competitors, our financial conditional and results of operations may be adversely affected.

Demand for our services may decrease due to a decline in our clients’ or an industry’s financial condition or due to an economic downturn in the Chinese economy.

We cannot assure you that the demand for our services will continue at current levels. Our clients’ demands for our services may change based on their needs and financial condition. In addition, our business is dependent upon the economy and business environment in China in general. The growth of the Chinese economy has been uneven across geographic regions and industry sectors. When economic downturns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. There can be no assurance that economic conditions or the level of demand for our services will improve or that they will not deteriorate. If there is a period of economic downturn or stagnation, our business, financial condition and results of operations may be adversely affected.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

In the fiscal year ended March 31, 2006, one customer accounted for 69% of our total sales. In the fiscal year ended March 31, 2005, sales to two customers accounted for approximately 62% of our total sales. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of clients. The loss of those customers would cause our revenues to decline. If those customers experiences financial difficulty, it could result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity. In addition, our exposure to credit risks with respect to accounts receivable is concentrated in a few customers. Although we have not experienced any material losses as a result of our customers’ default in their payment obligations in the past, we are nevertheless exposed to significant credit loss in the event of non-performance by any one of our customers in the future. We seek to mitigate this risk with credit evaluations we perform on our customers and an ongoing monitoring process we implement with respect to outstanding balances.

Our cash flows may be insufficient to fund our future business expansion.

We believe that our existing cash and cash equivalents and anticipated cash flows from operations will be sufficient to meet our operational needs for the foreseeable future. However, our capital requirements depend on numerous factors, including the rate of market acceptance of our services and our ability to maintain and expand our customer base, among others. The timing and amount of our capital requirements cannot be accurately predicted. There can be no assurance that our operations will generate sufficient cash flows or that we will be able to obtain sufficient financing on a timely basis or at all or on terms acceptable to us. Any inability to raise funds as needed may prevent us from implementing future business plans.

We rely on key management personnel.

Our success will depend, in part, on the efforts of our executive officers and other key employees. The market for qualified personnel is competitive and our future success will depend upon, among other factors, our ability to attract and retain these key personnel. The loss of the services of any of our key management personnel or the failure to attract and retain employees could have a material adverse effect on our results of operations and financial condition due to the resulting disruptions in the leadership and continuity of our business relationships.

Mr. Qiang Jiang owns a large percentage of our outstanding common shares and may have the ability to influence matters requiring shareholder approval.

As of June 20, 2006, Mr. Qiang Jiang, owned 46.49% of our outstanding common shares. As such, Mr. Jiang has significant influence over shareholder actions and may have the ability to control our company and to direct our affairs, including.

•	composition of our board of directors, and, through it, our direction and policies, including the appointment and removal of officers;

•	mergers or other business combinations and opportunities involving us;

•	further issuance of capital stock or other securities by us;

•	our financing activities;

•	payment of dividends; and

•	approval of our business plans and general business development.

There can be no assurance that our controlling shareholder will exercise his control in our best interests.

China’s legal system is characterized by uncertainty that could negatively impact our business and results of operations.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedent. Beginning in 1979, the PRC government promulgated a comprehensive system of laws and regulations governing economic matters, which has had the overall effect of significantly enhancing the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively new and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors. In addition, enforcement of existing laws, or contracts based on existing law, may be uncertain and sporadic. Furthermore, interpretation of statutes and regulations may be subject to new government policies reflecting domestic political changes.

Our activities in China are subject to administrative review and approval by the SAIC of the PRC government. Because of the changes occurring in China’s legal and regulatory structure, we may not be able to secure or renew the requisite governmental approvals for our activities. Failure to obtain or maintain the requisite governmental approvals for any of our activities could adversely affect our business and results of operations.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could negatively impact our business and results of operations.

A renewed outbreak of SARS or another widespread public health problem in China, where substantially all of our revenue is derived and where our operations are located, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations;

•	the sickness or death of our key officers and employees; and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our business and results of operations.

Changes in China’s political and economic policies could negatively impact our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject in a significant degree to the economic, political and legal developments in China. Although we believe that the economic reform and the macroeconomic measures adopted by the PRC government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:

•	economic structure;

•	level of government involvement in the economy;

•	level of development;

•	level of capital reinvestment;

•	control of foreign exchange;

•	methods of allocating resources; and

•	balance of payments position.

As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Restrictions on foreign currency exchange may limit our ability to receive and use our revenues effectively.

Any future restrictions on currency exchanges may limit our ability to use revenues generated in Renminbi to fund our business activities outside China or to make payments in U.S. dollars or other foreign currencies. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

Fluctuations in the value of the Renminbi could negatively impact our results of operations.

Our revenues, operating expenses and substantially all of our assets and liabilities are denominated in Renminbi. Our reporting currency is the U.S. dollar. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and Renminbi. A significant depreciation in the Renminbi against the U.S. dollar will cause a decrease in our net profits, if any, and any increase in net losses we may suffer.

The value of the Renminbi is subject to changes in China’s governmental policies and to international economic and political developments. Since January 1, 1994, the PRC government has used a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, publishes a daily base exchange rate with reference primarily to the supply and demand of Renminbi against U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote buy and sell rates for Renminbi within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to Renminbi from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined.

This adjustment has resulted in an approximately 2.0% appreciation of the Renminbi against the U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, significant international pressure may result in the adoption of an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. There can be no assurance that the Renminbi will appreciate, or that the Renminbi will not depreciate, in the future.

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, may be limited because we conduct all of our operations in China and all of our directors and officers reside outside of the United States.

We conduct all of our operations in China. All of our directors and officers reside, and substantially all of the assets of those persons are located, outside the United States. As a result, it may be difficult for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

ITEM 1B UNRESOLVED SEC COMMENTS

None.

ITEM 2 PROPERTIES

We have entered into a building lease for our office located in Beijing. The Beijing facility lease expires on August 31, 2006 and is renewable on an annual basis. Our subsidiary SHCCA previously occupied office space in Ji’nan which we leased from a third party. Following the expiration of our Ji’nan facility lease on April 30, 2006, SHCCA moved into an office unit which we initially purchased in November 2005. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 9 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

ITEM 3 LEGAL PROCEEDINGS.

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2006.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of May 31, 2006, our common stock was listed on the Over the Counter Bulletin Board under the symbol “ASTV” and we had approximately 95 shareholders holding 1,613,191,009 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

DATE	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
	(in US$)
2004
First Quarter	0.07	0.03	0.10	0.04
Second Quarter	0.05	0.02	0.07	0.025
Third Quarter	0.025	0.016	0.035	0.025
Fourth Quarter	0.05	0.013	0.06	0.014

2005
First Quarter	0.065	0.03	0.09	0.045
Second Quarter	0.035	0.03	0.045	0.038
Third Quarter	0.032	0.032	0.038	0.038
Fourth Quarter	0.032	0.02	0.038	0.025

2006
First Quarter	0.04	0.013	0.045	0.02

Dividends

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance under Equity Compensation Plans.

During 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers, and members of our board of directors. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 2,000,000. As of March 31, 2006, no options had been granted under the 2001 Stock Plan.

Sales of Unregistered Securities

On August 9, 2005, we issued 1,629,331 shares of our common stock to one of our shareholders in connection with the settlement and repayment of a loan from the shareholder in the amount of $30,000 and other amounts owed by us to the shareholder. The market price of our common stock was $0.035 per share as of the date of the issuance of these shares to the shareholder. These shares were issued without registration in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Repurchase of Equity Securities

We did not repurchase any securities within the fourth quarter of the fiscal year ended March 31, 2006.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended March 31, 2002, 2003, 2004, 2005 and 2006. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related audited consolidated financial statements and related notes included elsewhere in this Annual Report.

The financial data for the year ended March 31, 2002, 2003 and 2004 are those of our subsidiary BAHA, which we acquired in July 2004, and its wholly-owned subsidiaries in existence in each of those fiscal years (collectively, the “Subsidiaries”). While ASTV has a March 31 fiscal year-end, BAHA and the Subsidiaries have statutory December 31 fiscal year-ends. The financial data for the years ended March 31, 2002, 2003 and 2004 are derived from financial statements of BAHA and the Subsidiaries that have been prepared and audited based on a fiscal year ended March 31 to match ASTV’s fiscal year end.

	Year ended March 31,
	2006	2005	2004(1)	2003(1)	2002(1)
	(in US$, except number of shares and other data)
Consolidated Statement of Operations Data :
Total revenues	61,793,864	48,228,470	41,800,113	11,031,068	107,618
Total cost of sales.	58,402,504	45,282,789	40,173,644	11,100,311	631,350
Total expenses	2,288,879	2,587,055	1,637,120	744,033	138,997
Income (loss) from operations before other income (expense)	1,102,481	358,626	(10,651)	(813,276)	(662,729)
Total other income (expense)	35,688	(16,684)	38,213	8,909	(42,201)
Income (loss) before income taxes	1,138,169	341,942	27,562	(804,367)	(704,930)
Net income (loss)	1,116,177	340,459	24,952	(804,947)	(704,930)
Net income (loss) per share (2)	0	0	0	0	0
Weighted average number of ordinary shares outstanding (2)	1,615,843,576	1,621,561,678	750,000,000	750,000,000	750,000,000

Consolidated Balance Sheet Data:
Total assets	16,179,000	10,805,406	11,920,281	3,098,889	2,126,229
Total liabilities	18,881,824	14,756,526	11,894,290	3,097,850	1,320,244
Total shareholders’ equity (deficit) (3)	(2,702,824)	(3,951,120)	25,991	1,039	805,985

Other Data:
Net cash provided by operating activities	2,080,229	569,315	600,203	(601,356)	(89,100)
Net cash used by investing activities	(482,367)	(325,704)	(95,580)	(47,557)	33,971
Net cash provided (used) by financing activities	200,410	(190,685)	460,974	404,756	254,359

Notes
(1) The financial data for the fiscal years ended March 31, 2004, 2003 and 2002 are those of our subsidiary BAHA and the Subsidiaries.
(2) Based on the weighted average number of shares deemed to be outstanding during the period.
(3) See Note 14 to our audited consolidated financial statements included herein.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a review of our financial condition and results of operation for the years ended March 31, 2004, 2005 and 2006. The analysis is based on, and should be read in conjunction with, our audited consolidated financial statements and related notes that are included in this Annual Report.

Revenues

For the fiscal years ended March 31, 2004, 2005 and 2006, we had total revenues in the amount of US$41.8 million, US$48.2 million and US$61.8 million, respectively. Our revenues are primarily derived from the planning and execution of advertising programs in various media. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn fees vary significantly.

Revenues for the creation, planning and placement of advertising are primarily determined on a negotiated fee basis, taking into account prevailing market standards and our costs of production.

Factors which affect revenues

Our revenues are directly dependent upon the advertising, marketing and corporate communications requirements of our clients. Our revenues are driven by our ability to maintain and grow existing business, as well as to generate new business. Our business is directly affected by economic conditions in China and in the industries we serve and by the marketing and advertising requirements and practices of our clients and potential clients. When economic conditions decline, companies generally decrease advertising and marketing budgets, and it becomes more difficult to achieve profitability. Our business is highly competitive, which tends to mitigate our pricing power.

Our business strategy includes acquiring ownership stakes in media, advertising and marketing businesses in Greater China with the goal of continually improving their operations and increasing their profitability. In July 2004, we acquired two subsidiaries, BAHA and BHCA, which affected our revenues, expenses, operating income and net income for the fiscal year ended March 31, 2005. Additional information regarding these acquisitions is provided in Note 1 to our audited consolidated financial statements included in this Annual Report.

Seasonality

Our revenues are subject to key factors that affect the level of advertising spending in China generally. In addition to fluctuations in advertising spending relating to general economic and market conditions, advertising spending is also subject to fluctuations based on the seasonality of consumer spending. In general, a relatively larger amount of advertising spending is concentrated on product launches and promotional campaigns prior to the holiday season in December. In addition, advertising spending generally tends to increase in China during January and February each year due to the Chinese Lunar New Year holiday.

Revenue recognition

Depending on the terms of the client contract, fees for the services we perform are primarily recognized in one of three ways: completion of milestones, straight-line (or monthly basis) or completed contract. See Note 1 to our audited consolidated financial statements for a further discussion of our revenue recognition accounting policies.

Cost of Sales

For the fiscal years ended March 31, 2004, 2005 and 2006, our cost of sales were US$40.2 million, US$45.3 million and US$58.4 million, respectively. Our cost of sales consist primarily of media charges for the use of media resources, business tax and surcharges and production costs. Media charges we pay with respect to contracts that we enter into with media suppliers to place our customers’ advertisements comprise the majority of our cost of sales. We are the primary obligors under these agreements with media suppliers, and are responsible for paying for the use of media resources regardless of whether we receive payment from our clients. The media charges we pay impact our working capital and operating cash flow, as media suppliers often require partial advance payment for the use of media resources. We record these payments as prepaid expenses. Once the services are provided by media suppliers, these prepaid expenses are transferred to our cost of sales. As of March 31, 2006, we had prepaid expenses in the amount of US$3.3 million for media charges.

Our cost of sales are directly related to servicing our clients. Our cost of sales represent a significant percentage of our revenue. In the fiscal years ended March 31, 2004, 2005 and 2006, due to our current operating model,  our cost of sales represented 96.1%, 93.9% and 94.5% of our total revenues, respectively, and our profit margins have historically been low. In the future, we may consider changing our operating model as discussed in the “Plan of Operation” section below to increase our profit margins.

Operating Expenses

For the fiscal years ended March 31, 2004, 2005 and 2006, our operating expenses were US$1.6 million, US$2.6. million and US$2.3 million, respectively. Our operating expenses consist of general and administrative expense, bad debt expense and depreciation. General and administrative expense comprises professional fees including legal and accounting fees, executive compensation, operating overhead, entertainment expense and other miscellaneous expenses. Bad debt expense is accrued when individual accounts receivable show signs of uncollectibility, based on an aging analysis for receivables over 90 days due on a quarterly basis at the end of each period.

Plan of Operation

We intend to continue to focus on providing advertising, media and marketing solutions to our customers. We attach great importance to customer satisfaction. We are also focused on developing new customers to broaden our customer base and to avoid excessive concentration in a limited number of large customers.

We believe we have sufficient working capital to meet our needs of existing and planned operations for the next 12 months. We may consider raising additional funds from various sources in order to further our goal of attracting new customers, increasing our scale of operations or to further develop a new operating model whereby we distribute air time and advertising space, to increase our profitability.

We do not have any plans in the next 12 months to purchase significant equipment, nor do we expect any significant change in number of our employees.

Results of Operations

Fiscal Year ended March 31, 2006 Compared to Fiscal Year ended March 31, 2005

Total Revenues. Our total revenues for the fiscal year ended March 31, 2006 increased by 28.1% to US$61.8 million as compared to US$48.2 million for the fiscal year ended March 31, 2005. This was primarily due to significantly increased revenues from our largest customer as well as the addition of new customers throughout the fiscal year ended March 31, 2006.

Cost of Sales. Our cost of sales increased by 29.0% during the fiscal year ended March 31, 2006 to US$58.4 million as compared to US$45.3 million for the fiscal year ended March 31, 2005. This increase in our cost of sales corresponded with the 28.1% increase in our revenues for the fiscal year ended March 31, 2006.

Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended March 31, 2006 increased by 15.1% to US$3.4 million as compared to US$2.9 million for the fiscal year ended March 31, 2005. Our gross profit margin ratio decreased slightly from 6.1% for the year ended March 31, 2005 to 5.5% for the year ended March 31, 2006.

Total Expenses. Our total expenses for the fiscal year ended March 31, 2006 were US$2.3 million which consisted primarily of general and administrative expenses of US$2.2 million. This represented a decrease of 11.5% from our total expenses of US$2.6 million for the fiscal year ended March 31, 2005, which was primarily the result of a decrease in bad debt expenses by US$0.7 million from 2005 to 2006 which was partially offset by an increase in general administrative expenses in the amount of US$ 0.4 million from 2005 to 2006. The decrease in bad-debt expense for the fiscal year ended March 31, 2006 was mainly due to a decrease in average aging of our accounts receivable as a result of increased efforts expended on debt collection. The increase in general and administrative expenses corresponded with our increase in revenues for the fiscal year ended March 31, 2006.

Income Before Income Taxes. Our income before income taxes was US$1.1 million for the year ended March 31, 2006 compared to US$0.34 million for the fiscal year ended March 31, 2005.

Net Income. As a result of the foregoing, our net income increased by 227.8% to US$1.1 million for the fiscal year ended March 31, 2006 from US$0.34 million for the fiscal year ended March 31, 2005.

Fiscal Year ended March 31, 2005 Compared to Fiscal Year ended March 31, 2004

Total Revenues. Our total revenues for the fiscal year ended March 31, 2005 increased by 15.4% to US$48.2 million as compared to US$41.8 million for the fiscal year ended March 31, 2004. This was primarily due to significantly increased revenues from our second largest customer as well as the addition of new customers throughout fiscal 2005.

Cost of Sales. Our cost of sales increased by 12.7% during the fiscal year ended March 31, 2005 to US$45.3 million as compared to US$40.2 million for the fiscal year ended March 31, 2004. This increase was a result of, but slightly lower than, our increase in sales, as we strived to improve our operating efficiency and control costs during the year.

Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended March 31, 2005 increased by 81.1% to US$2.9 million as compared to US$1.6 million for the fiscal year ended March 31, 2004. In addition, our gross profit margin ratio increased from 3.9% for the year ended March 31, 2004 to 6.1% for the year ended March 31, 2005.

Total Expenses. Our total expenses for the fiscal year ended March 31, 2005 were US$2.6 million consisting primarily of general and administrative expenses of US$1.8 million. This represented an increase of 58.0% over total expenses at US$1.6 million for the fiscal year ended March 31, 2004.

Income Before Income Taxes. Our income before income taxes was US$0.34 million for the year ended March 31, 2005 compared to US$0.03 million for the fiscal year ended March 31, 2004.

Net Income. As a result of the foregoing, our net income increased by 1,264.5% to US$0.34 million for the fiscal year ended March 31, 2005 from US$0.02 million for the fiscal year ended March 31, 2004.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the fiscal years ended March 31, 2004, 2005 and 2006:

	Fiscal Year ended March 31,
	2006	2005	2004
	US$	US$	US$
Net cash provided by operating activities	2,080,229	569,315	600,203
Net cash used by investing activities	(482,367)	(325,704)	(95,580)
Net cash provided (used) by financing activities	200,410	(190,685)	460, 974
Effect of exchange rate change on cash	36,346	-	-
Net increase in cash and cash equivalents	1,834,618	52,926	965,597
Cash and cash equivalents (closing balance)	2,932,698	1,098,080	1,045,154

Our total assets as of March 31, 2006 were US$16.2 million. Our total liabilities at March 31, 2006 were US$18.9 million. Liabilities consisted primarily of US$10.2 million in accounts payable and US$4.3 million in notes and convertible notes payable. See Note 14 to our audited consolidated financial statements included herein.

Our net cash provided by operating activities increased to US$2.1 million for the fiscal year ended March 31, 2006 compared to US$0.6 million for the fiscal year ended March 31, 2005. This increase was primarily due to a significant increase in accounts payable and other payables. As compared to the fiscal year ended March 31, 2004, our net cash provided by operating activities did not change significantly in the fiscal year ended March 31, 2005.

Our net cash used by investing activities increased to US$0.48 million for the fiscal year ended March 31, 2006 compared to net cash used by investing activities of US$0.33 million for the fiscal year ended March 31, 2005, due primarily to increases in payments for property and equipment.
Our net cash used by investing activities increased to US$0.33 million for the fiscal year ended March 31, 2005 compared to net cash used by investing activities of US$0.10 million for the fiscal year ended March 31, 2004. This was primarily due to increased payments for property and equipment.

Net cash provided by financing activities was US$0.20 million in the fiscal year ended March 31, 2006, as compared to net cash used by financing activities in the amount of US$0.19 million during the fiscal year ended March 31, 2005. In the fiscal year ended March 31, 2006, our net cash provided by financing activities consisted primarily of proceeds from related parties, whereas in the fiscal year ended March 31, 2005, our net cash used in financing activities primarily consisted of payments made to related parties. Net cash used in financing activities during the fiscal year ended March 31, 2005 was US$0.19 million compared to net cash provided by financing activities in the amount of US$0.46 million for the fiscal year ended March 31, 2004. This change was primarily due to the fact that we had greater proceeds from related parties in the fiscal year ended March 31, 2004 over the fiscal year ended March 31, 2005.

Contractual Obligations

On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,480. At March 31, 2006, the outstanding amount on the note payable to JHRED was US$254,593, which bears interest at the current monthly bank rate in China.

At March 31, 2006, we had two convertible notes payable totaling US$4,000,000, which may be convertible into an aggregate of 100,000,000 shares of common stock. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock.

The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of March 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	US$	US$	US$	US$	US$
Capital expenditure	-	-	-	-	-
Operating leases	19,269	19,269	-	-	-
Short-term debt	4,149,761	4,149,761	-	-	-
Long-term debt	104,832	-	104,832
Total	4,273,862	4,169,030	104,832	-	-

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this Annual Report. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101“Revenue Recognition in Financial Statements” (“SAB 101”) to recognize our revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

We provide advertising agent, media consulting and advertising production services. These services can either be (1) bundled together, in one or more combinations, in a single contract, or (2) provided independently pursuant to separate contracts. Revenue recognition is dependent on the type of service provided to the customer: (a) for advertising agent services, we recognize revenue at the end of each month in which the services were provided; (b) for both media consulting and advertising production services, we recognize revenue upon the achievement of particular milestones set forth in the contract.

When two or more services are bundled together in a single contract, the recognition of revenue related to one deliverable is not contingent upon the provision of service or milestone achievement of any subsequent deliverable. We follow EITF 00-21 for recognizing revenues in instances involving the delivery or performance of multiple deliverables.

We may be required to provide a refund to the customer in the event of non-delivery of a service by us if the customer does not otherwise extend the delivery deadline, accept substitute service, or choose another alternative as set forth in the contract. However, we are not required to refund any portions of amounts previously received and for which services have been rendered because subsequent deliverables are not provided. At no point do we recognize any revenue when there is a possibility of having to refund anything to the customer.

We report our revenue on a gross basis under the guidance of EITF 99-19, as (1) we are the primary obligor under contracts with our suppliers and have the risks and rewards of a principal in these transactions; (2) we have latitude in establishing the price for services under our advertising contracts, and the net amount earned by us varies with each contract; (3) we are primarily responsible for the fulfillment of services ordered by the customer pursuant to the contract, including the portion of the services performed by the media supplier with whom we separately contract; and (4) we have discretion in supplier selection.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, as described in Note 8 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risks relate to interest rates and foreign exchange rates.

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of March 31, 2006, we had an outstanding note payable in the amount of US$254,593 which is subject to a variable interest rate. We do not anticipate being exposed to material risks due to changes in market interest rates.

Foreign exchange rates

Substantially all our revenues and expenses are denominated in Renminbi, which are translated to U.S. dollars as our reporting currency for our financial statements. As such, our primary foreign exchange risk is to changes in the value of the Renminbi relative to the U.S. dollar. See “Item 3A. Risk Factors — Fluctuations in the value of the Renminbi could negatively impact our results of operations.” We do not engage in any hedging activities, and as such, we may in the future experience economic loss or gain as a result of any foreign currency exchange rate fluctuations.

The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the year ended March 31,
	2006	2005(1)	2004(1)

Net foreign exchange gain	$23,418	-	-
Percent of revenue	0.04%	-	-
Percent of profit from income before taxes	2.06%	-	-

________________
(1) The Renminbi remained pegged to the U.S. dollar until July 21, 2005.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to the audited consolidated financial statements on Page F-1 for our audited consolidated financial statements and notes thereto and supplementary schedules.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We reported on Form 8-K that we had dismissed our independent accountants, Pritchett, Siler & Hardy, LLC (“PSH”) on May 26, 2005. During the two most recent years there was no adverse opinion or disclaimer of opinion, or modification as to uncertainty, audit scope or accounting principles contained in the accountant’s report on our financial statements. There were no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PSH, would have caused them to make reference thereto in their reports on the financial statements. Our board of directors approved the dismissal of PSH as our independent accountants.

We engaged HJ & Associates, LLC as our company’s independent accountants effective as of May 26, 2005.

ITEM 9A CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Finance Manager, carried out an evaluation of the effectiveness of our “disclosure, controls and procedures” (as defined in Rules 13a-15(3) and 15-d-15(3) of the Exchange Act) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Finance Manager concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to our company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

There were no changes in our internal controls over financial reporting, known to our Chief Executive Officer or Finance Manager, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	TERM EXPIRES
Qiang Jiang(1)	44	Chief Executive Officer and Director	June 2006/May 2007
Bulin Miao(2)	29	Finance Manager	June 2006
Li Li	43	Chairman and Director	May 2007
Yan Gong(3)	42	Chief Operating Officer and Director	June 2006/ May 2007
Hongmei Zhang(4)	41	Vice Finance Manager	June 2006
Min Wei	52	Director	May 2007

________________
(1) Mr. Jiang will cease to be our Chief Executive Officer on June 30, 2006.
(2) Mr. Miao will cease to be our Finance Manager on June 30, 2006.
(3) Mr. Gong will become our Chief Executive Officer on July 1, 2006.
(4) Ms. Zhang will become our Finance Manager on July 1, 2006.

Set forth below is certain biographical information regarding each of our executive officers and directors:

Qiang Jiang has served as director of our company since March 2003. From March 2003 to June 2006, Mr. Jiang was also our Chief Executive Officer. From 2001 to 2002, Mr. Jiang was Vice President of Sun Television Cybernetworks Co., Ltd. Prior to that, from 1992 to 2001, Mr. Jiang was Chairman and General Manager of Shandong Hongzhi Computer System Company, Ltd. and of our subsidiary BAHA (formerly known as Shandong Hongzhi Advertising Company.) Mr. Jiang is also on the board of directors of our subsidiary Tibet Hongzhi Advertising Co., Ltd. (“THZA”) and Beijing Asia Qiangshi Media Advertising Co., Ltd., a wholly-owned subsidiary of BAHA. Mr. Jiang holds a degree from Ji'nan University.

Bulin Miao served as our Finance Manager from September 2004 to June 2006. From 2002 to June 2006, Mr. Miao was the Finance Manger of our subsidiary BAHA. From 2001 to 2002 he was Finance Manager for Sun Television Cybernetworks Co., Ltd. Prior to that from 1998 to 2000, Mr. Miao worked for Taiwan Foo Kee Group first as a cashier, then accountant and later Finance Manager. Mr. Miao obtained his diploma in accounting from Xi’an Statistics Institute, and bachelor’s degree in accounting from Beijing Technology and Business University.

Li Li has served as our Chairman and director of our company since May 2004. From 1997 to 2003 he served as Chairman, Vice-Chairman and later General Manager of Chongqing Changjiang River Water Transport Co., Ltd. Mr. Li was Chairman and General Manager of Hua Rong Investment Co., Ltd. from 1996 to 2000. Mr. Li holds degrees from University of Science and Technology of China. Mr. Li is also on the board of directors of THZA and Shenzhou Lianhe Culture Media Development Co., Ltd.

Yan Gong has served as a director of our company since March 2003. Beginning in July 2006, Mr. Gong will serve as our Chief Executive Officer. From March 2003 to June 2006, Mr. Gong served as our Chief Operating Officer. Mr. Gong has also served as Chief Operating Officer of our subsidiary BAHA since 2002. From 1997 to 2002 Mr. Gong was the General Manager of BAHA. Mr. Gong is also on the board of directors of our subsidiaries BAHA, BHCA, SHCCA and TACM. Mr. Gong studied business management in Japan.

Hongmei Zhang has served as our Vice Finance Manager since September 2004. Beginning in July 2006, Ms. Zhang will serve as our Finance Manager. From 1998 to June 2006, Ms. Zhang worked for our subsidiary BAHA first as chief accountant, then Vice Finance Manager and next Finance Manager.

Min Wei has served as our director since May 2004. Mr. Wei has nearly 30 years of experience in the media and advertising industry. Since 2001, Mr. Wei has served as the Vice Director, Movie Satellite Channels Program Production Center, State Administration of Radio, Film and Television. From 1996 to 2001, Mr. Wei was with Shandong TV Station, initially as Director of Advertising Department, then as Vice President.

All of our executive officers hold their positions at the discretion of our board of directors. All of our directors hold their positions for a term of one year or until their successors are duly elected and qualified.

Audit Committee and Audit Committee Financial Expert

Our board of directors does not have a separate audit committee as we are not required to have an audit committee because we do not have any listed securities as defined in Section 240.10A-3 of the Sarbanes-Oxley Act of 2002 (“Section 240.10A-3”). We do not have an audit committee financial expert, as defined under Section 228.401 of the Sarbanes-Oxley Act of 2002, as we do not have any listed securities as defined in Section 240.10A-3.

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Finance Manager, other senior management, directors and other personnel. The code of ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 and is incorporated by reference in this Annual Report. There has been no change to the code of ethics from 2004.

ITEM 11 EXECUTIVE COMPENSATION

For the fiscal year ended March 31, 2006, we paid US$77,225 in compensation to our management.

We do not have any written compensation agreements with any of our officers or directors.

We have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the table below, no remuneration has been paid to our officers or directors. There are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. As of the date of this Annual Report, no stock options have been issued to our officers or directors.

The following table sets forth the compensation paid in respect of the years ended March 31, 2004, 2005 and 2006 to our Chief Executive Officer, to each of the four other most highly paid officers and to each of our directors.

NAME AND PRINCIPAL POSITION	YEAR	SALARY (US$)	BONUS (US$)	OTHER ANNUAL COMPENSATION

Qiang Jiang(1)	2004	$7,315	-0-	-0-
Chief Executive Officer and Director	2005	$14,857	-0-	-0-
	2006	$15,214	-0-	-0-

Bulin Miao(2)	2004	$3,494	-0-	-0-
Finance Manager	2005	$8,618	-0-	-0-
	2006	$8,786	-0-	-0-

Li Li	2004	$11,000	-0-	-0-
Chairman and Director	2005	$28,586	-0-	-0-
	2006	$29,194	-0-	-0-

Yan Gong(3)	2004	$12,009	-0-	-0-
Chief Operating Officer and Director	2005	$23,982	-0-	-0-
	2006	$24,031	-0-	-0-

Min Wei	2004	-0-	-0-	-0-
Director	2005	-0-	-0-	-0-
	2006	-0-	-0-	-0-

___________________
(1) Mr. Jiang will cease to be our Chief Financial Officer on June 30, 2006.
(2) Mr. Miao will cease to be our Finance Manager on June 30, 2006.
(3) Mr. Gong will become our Chief Financial Officer on July 1, 2006.

      In 2004, certain of our shareholders, directors, and officers entered into an agreement with us to establish a fund wherein shares of common stock would be returned to us by the shareholders for no additional consideration. The returned shares would be cancelled and subsequently re-issued by us as incentives to compensate new officers, directors and other management team members. On July 28, 2005, one of our shareholders returned 10,000,000 shares to us. These shares have been cancelled but had not been re-issued to any management personnel as of March 31, 2006.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 20, 2006, the number and percentage of the 1,613,191,009 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common	Qiang Jiang (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	750,000,000	46.49%
Common	Li Li (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Yan Gong (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Min Wei (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Faithhill Investments Limited (2) P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, BVI	204,234,700	12.66%
Common	Vesto Pacific Holdings, Ltd. 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	200,000,000	12.39%
Common	Beijing Shengshi Chuanren Advertising Co., Ltd. 5 Bei Feng Xiang Technology Development Zone, Yangsong Town, Huairou, Beijing People’s Republic of China	96,765,300	5.99%
Common	Capital Holdings, LLC 5882 South 900 East, Ste 202 Salt Lake City, UT 84121	83,615,603	5.18%

Common	Officer and Directors as a Group: 4 persons	750,000,000	46.49%

__________________
(1) Officer or director of the Company.
(2) Faithhill Investments Limited is owned 100% by Sun Media Group, Inc.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Net income guarantees

In connection with our acquisition of BAHA which we finalized in July 2004, three of our shareholders, Qiang Jiang, Xiuying Chang and Feng Wang, guaranteed that the net income of BAHA would be not less than US$1.5 million for each of the two years ending on the first and second anniversary of the completion date of the acquisition. These shareholders agreed that in the event that BAHA failed to generate the guaranteed net income, the shareholders would contribute an amount equal to the difference between the guaranteed net amount and BAHA’s actual net income.

In connection with our acquisition of BHCA which we completed in July 2004, two of our shareholders, Qiang Jiang and Xiaojing Zheng, guaranteed that the net income of BHCA would be not less than RMB$8.0 million (approximately US$1.0 million) for each of the two years ending on the first and second anniversary of the completion date of the acquisition. These shareholders agreed that in the event that BHCA failed to generate the guaranteed net income, the shareholders would contribute an amount equal to the difference between the guaranteed net amount and BHCA’s actual net income.

By the terms of the agreements, the above guarantees expire on July 8, 2006. Due to significant changes in the fair value of ASTV following our acquisition of BAHA and BHCA, we have agreed to abandon the right to enforce the guarantees. We intend to sign an agreement canceling the guarantees after July 8, 2006.

Anti-dilution agreement

On October 21, 2002, we entered into an anti-dilution agreement (the “Anti-Dilution Agreement”) with William Fisher, our former President, which required us to issue additional shares of our common stock to Mr. Fisher as and when necessary to enable him to maintain a 7% ownership in our company.  On December 15, 2003 (effective November 4, 2003), we extended the agreement indefinitely so long as Mr. Fisher did not voluntarily sell shares of common stock to cause his ownership interest in our company to fall below 7%, among other conditions. This agreement was cancelled pursuant to satisfaction of the terms of a general release agreement we entered into with Mr. Fisher in June 2005.

General releases and Loan settlement agreement

On June 28, 2005, we entered into a general release agreement with Mr. Fisher and Hong Kong Pride Investment Ltd. (“HKPI”), a company controlled by Mr. Fisher, pursuant to which Mr. Fisher and HKPI agreed to release and discharge us from all obligations under the Anti-Dilution Agreement and waive all claims against us for past due salary or compensation, among other things, upon receipt of payment in the amount of US$20,000.

On June 28, 2005, we also entered into a general release agreement with Stanley Roy Goss, our former Chief Financial Officer, and AOI, pursuant to which Mr. Goss and AOI agreed to release all claims against us for past due salary or compensation, among other things, upon receipt of payment in the amount of US$10,000.

In July 2005, we entered into a loan settlement agreement (the “Loan Settlement Agreement”) with Zheng (Bruno) Wu, one of our shareholders, pursuant to which Mr. Wu agreed to loan us US$30,000, which was to be repaid by the issuance of our shares to Mr. Wu, and to accept repayment for a previous loan to us in the amount of US$27,027 in the form of additional shares. On August 9, 2005, pursuant to the Loan Settlement Agreement, we issued 1,629,331 shares of our common stock, valued at the market price of $0.035 per share, to Mr. Wu as repayment for the loans in the amount of US$30,000 and US$27,027.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed during the fiscal year ended March 31, 2005 for professional services rendered by PSH, our former accountant, for the audit of BAHA and its subsidiaries’ financial statements for the fiscal years ended March 31 2004 and 2003, which was filed on Form 8-K, was US$87,347. The fees billed for professional services rendered by PSH for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements was US$42,666 for fiscal year ended March 31, 2005. PSH also billed fees in the amount of US$5,000 in the fiscal year ended March 31, 2006 in connection with its review of our annual report on Form 10-K filed with the SEC.

The aggregate fees billed for professional services rendered by HJ & Associates, LLC, our current accountant, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements was US$84,000 for the fiscal year ended March 31, 2005 and US$84,000 for the fiscal year ended March 31, 2006.

Audit-Related Fees

In the fiscal year ended March 31, 2006, our principal accountant billed fees in the amount US$2,500 in connection with responding to comments we received from the SEC with respect to our annual report on Form 10-KSB for the year ended March 31, 2005 we filed with the SEC. There were no audit-related fees billed by our principal accountant during the fiscal year ended March 31, 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were US$0 for fiscal year ended 2006 and US$0 for fiscal year ended 2005.

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

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this Annual Report:

    1.       Consolidated Financial Statements

  The audited consolidated financial statements filed in this Annual Report are listed on page F-1 hereof.

    2.       Financial Statement Schedules

                      The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-8 hereof.

            3.      Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation(1)
3.2	Articles of Amendment to Charter(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Bylaws
10.1	Convertible Promissory Note(3)
10.2	Convertible Promissory Note (3)
10.3	Registration Rights Agreement(3)
14.1	Code of Ethics(4)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Finance Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Finance Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.
(2) Incorporated by reference to our report on Form 8-K filed December 9, 2002.
(3) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on May 20, 2003.
(4) Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asia Premium Television Group, Inc. and Subsidiaries
Beijing, China

We have audited the consolidated balance sheets of Asia Premium Television Group, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Premium Television Group, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
        May 19, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
BEIJING ASIA HONGZHI ADVERTISING CO., LTD. AND SUBSIDIARIES
Beijing, China

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries (a company organized in the People’s Republic of China) for the year ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The financial statements referred to above were prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has current liabilities in excess of current assets. This factor raises substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.
Salt Lake City, Utah
November 8, 2004

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2006	March 31, 2005
ASSETS
CURRENT ASSETS
Cash	$2,932,698	$1,098,080
Short-term investment	-	82,175
Accounts receivable, net of allowance for doubtful accounts (Note 2)	8,585,429	4,179,151
Receivable from related party, net of allowance for doubtful accounts (Note 10)	35,367	214,504
Other receivables, net of allowance for doubtful accounts	377,037	896,593
Prepaid expenses (Note 3)	3,298,048	3,809,386
Other current assets	9,693	26,254
Total Current Assets	15,238,272	10,306,143
PROPERTY AND EQUIPMENT, NET (Note 4)	934,810	487,906

OTHER ASSETS	5,918	11,357

Total Assets	$16,179,000	$10,805,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,181,968	$6,083,439
Accounts payable - related party (Note 10)	80,060	95,467
Accrued expenses	467,455	331,776
Customer deposits	1,117,725	1,117,135
Other payables	2,780,023	2,868,890
Notes payable, current (Note 5)	149,761	259,819
Convertible notes payable (Note 5)	4,000,000	4,000,000
Total Current Liabilities	18,776,992	14,756,526

NON CURRENT LIABILITIES
Notes payable (Note 5)	104,832	-

Total Liabilities	18,881,824	14,756,526
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,191,009 and 1,621,561,678 shares issued, 1,613,191,009 and 1,621,561,678 shares outstanding	1,623,191	1,621,562
Less: Treasury stock	(10,000)	-
Capital in excess of par value (deficit)	(4,065,297)	(4,182,369)
Accumulated other comprehensive income	23,418	-
Retained earnings (deficit)	(274,136)	(1,390,313)
Total Stockholders' Equity (Deficit)	(2,702,824)	(3,951,120)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,179,000	$10,805,406

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Operations

	For the Years EndedMarch 31,
	2006	2005		2004
REVENUE	$61,793,864	$48,228,470		$41,800,113
COST OF SALES	58,402,504	45,282,789		40,173,644
GROSS PROFIT	3,391,360	2,945,681		1,626,469
EXPENSE:
General and administrative	2,203,081	1,776,163		1,136,467
Bad debt expenses (recovery) (Note 7)	(26,975)	736,264		483,521
Depreciation	112,773	74,628		17,132
Total Expenses	2,288,879	2,587,055		1,637,120

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	1,102,481	358,626		(10,651)
OTHER INCOME (EXPENSE)
Gain on disposal of assets	689	-		42,127
Interest expense	(6,206)	(36,254)		-
Interest income	47,622	17,019		114,730
Other income (expense)	(6,417)	2,551		(118,644)
Total Other Income (Expense)	35,688	(16,684)		38,213
INCOME BEFORE INCOME TAXES	1,138,169	341,942		27,562
CURRENT INCOME TAX EXPENSE (Note 8)	21,992	1,483		2,610
NET INCOME	$1,116,177	$340,459		$24,952

BASIC INCOME PER SHARE (Note 13)	$0.00	$0.00		$0.00

DILUTED EARNINGS PER COMMON SHARE (Note 13)	$0.00	$0.00	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity (Deficit)

	Common Stock
	Shares	Dollars	Capital par value (Deficit)	Accumulated other comprehensive income	Retained Earnings (Deficit)	Total Stockholders' equity (Deficit)
Balance, March 31, 2003	750,000,000	$750,000	$1,006,763	$-	$(1,755,724)	$1,039
Net income for the year ended March31, 2004	-	-	-		24,952	24,952
Balance, March 31, 2004	750,000,000	750,000	1,006,763	-	(1,730,772)	25,991
Recapitalization of Subsidiaries (Note1)	871,561,678	871,562	(5,189,132)	-	-	(4,317,570)
Net income for the year ended March 31, 2005	-	-	-	-	340,459	340,459
Balance, March31, 2005	1,621,561,678	1,621,562	(4,182,369)	-	(1,390,313)	(3,951,120)
Shares issued for debt	1,629,331	1,629	55,397	-	-	57,026
Treasury Stock	(10,000,000)	(10,000)	10,000	-	-	-
Debt forgiveness	-	-	51,675	-	-	51,675
Foreign Currency translation Adjustment	-	-	-	23,418	-	23,418
Net income for the year ended March 31, 2006	-	-	-	-	1,116,177	1,116,177
Balance, March 31,2006	1,613,191,009	$1,613,191	$(4,065,297)	$23,418	$(274,136)	$(2,702,824)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows

	For The Years Ended March 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,116,177	$340,459	$24,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	112,773	74,628	17,132
Bad debt expense	(26,975)	736,264	483,521
Gain on disposal of assets	(689)	-	(42,127)
Changes in assets and liabilities:
(Increase) in accounts receivable & other receivable	(3,947,491)	(1,411,819)	(2,709,832)
Decrease (Increase) in prepaid expense	511,338	2,176,608	(5,985,994)
Decrease (Increase) in other current assets	16,561	(26,254)	-
Decrease (Increase) in other non-current assets	5,439	(11,357)	-
Increase (Decrease) in accounts payable & other payable	4,118,362	(503,954)	7,560,318
Increase in accounts payable-related party	-	-	12,084
Increase in accrued expenses	135,679	92,196	80,105
Increase (Decrease) in customer deposits	590	(897,456)	1,145,060
Increase in other liabilities	-	-	14,984
Exchange gain	38,465	-	-

Net Cash Provided by Operating Activities	2,080,229	569,315	600,203

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(569,376)	(400,629)	(83,495)
Proceeds from disposal of property and equipment	4,834	-	-
Proceeds from (payments for) note receivable	82,175	74,925	(12,085)

Net Cash Used by Investing Activities	(482,367)	(325,704)	(95,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	254,593	78,550	181,269
Payments for note payable	(259,819)	-	-
Decrease (Increase) in advances receivable-related party	221,042	(44,565)	477,085
(Decrease) in advances payable-related party	(15,406)	(224,670)	(197,380)

Net Cash Provided (Used) by Financing Activities	200,410	(190,685)	460,974

Effect of Exchange Rate Change on Cash	36,346	-	-

NET INCREASE IN CASH	1,834,618	52,926	965,597

CASH AT BEGINNING OF PERIOD	1,098,080	1,045,154	79,557

CASH AT END OF PERIOD	$2,932,698	$1,098,080	$1,045,154

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows (Continued)

	For The Years Ended March 31,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest	$6,206	-	-
income taxes	$12,932	$1,483	$2,610

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the year ended March 31, 2006

On July 28, 2005, one of the shareholders returned 10,000,000 shares to the Company for cancellation and potential reissuance as incentives to compensate new officers, directors and other management team members. (Note 6)

During July 2005 the Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize general release agreements. On August 9, 2005, 1,629,331 shares of common stock was issued to the shareholder to repay all loans owed according to the shareholder loan settlement agreement. (Note 11)

For the year ended March 31, 2005

The Company finalized its acquisition of Beijing Asia Hongzhi Advertising Co., Ltd. on July 9, 2004. The transaction has been accounted for in a manner similar to a “reverse acquisition”.

For the year ended March 31, 2004

None

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

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

The March 31, 2004 financial statements referenced herein, are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries. The March 31, 2006 and 2005 financial statements are those of Beijing Asia Hongzhi Advertising Co., Ltd. and Subsidiaries as well as those of the Parent from July 9, 2004.

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
March 31, 2006, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsidiaries (Continued)

Asia Premium Television Group, Inc. (“APTV-BVI Subsidiary”) was formed on December 28, 2002, as a British Virgin Island Company.

American Overseas Investment Company (“AOI Subsidiary”), a company incorporated in Macau SAR, China, was acquired by the Company in June 2001.

On September 30, 2005, the Company sold AOI and APTV-BVI to a third party with a net book value of $0 at a price of $1.

Consolidation

The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI, APTV-BVI and BAQM (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation. The parent Company has a March 31 year end while the subsidiaries have statutory December 31 year ends. The subsidiaries have been audited on March 31 year ends to match the parent.

Reclassification

The financial statements for years prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements. The financials statements for the year ended December 31, 2004 have been revised to reflect the elimination of inter-company sales and cost of sales. These eliminations, which were not reflected in the original financial statements, had no effect on net income, earnings per share, or total assets.

Minority Interests

Under the laws of the People’s Republic of China, a Chinese company with limited liabilities must have no less than two shareholders. Small minority interests exist in BHCA Subsidiary and SHCCA Subsidiary because of this requirement. However, the Company has agreements with those individuals to hold these interests only on behalf of the Company. In substance, the Company controls all of the rights of the minority interest shareholders, and the holders of minority interests in BHCA Subsidiary and SHCCA Subsidiary have no economic interests in these subsidiaries, therefore the Company has accounted for the subsidiaries as being wholly-owned.

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
March 31, 2006, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at the expected realizable value. The provision for bad debt losses is estimated by management based on individual accounts receivable which show signs of uncollectibility and an ageing analysis for receivables of over 90 days at the end of each quarter. (See Note 2)

Property and Equipment

Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is five years (See Note 4). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes (See Note 8).

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. (See Note 13).

Foreign Currency Translation Policy

The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. For revenues and expenses, the average exchange rate during the years was used to translate China Renminbi into U.S. dollars. The gains or losses resulting from translation are included in stockholders' equity (deficit) separately as other comprehensive income.

Gains and losses resulting from transactions in foreign currencies are included in the determination of net income (loss) for the period.

BAHA, BHCA, SHCCA, TACM, and BAQM ’s functional currency is the China Renminbi (“RMB”). AOI’s functional currency is the Macau SAR Pataca (“MOP”). APTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 (Revised 2004) (“SFAS No. 123(R)”) "Share-Based Payment", which replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. In adoption of SFAS No. 123(R), the Company recognizes compensation costs related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued over the period that an employee provides service in exchange for the award. The Company also re-measures liability awards at the end of each reporting period. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

Recently Enacted Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, FASB Staff Positions (“FSP”) FAS 109-1, “Application of FASB Statement 109 Accounting for Income Taxes”, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” and FASB Statement No. 154, “Accounting Changes and Error Corrections.” were recently issued.  SFAS No. 151, 152, 153, 123 (revised 2004), 155, FSP FAS 109-1, 109-2, SAB No. 107, FIN No.47 and FASB Statement No. 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Revenue Recognition Policy

The Company relies on SEC Staff Accounting Bulletin: No. 101“Revenue Recognition in Financial Statements” (“SAB 101”) to recognize its revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

The Company provides advertising agent, media consulting and advertising production services. These services can either be (1) bundled together, in one or more combinations, in a single contract, or (2) provided independently pursuant to separate contracts. Revenue recognition is dependent on the type of service provided to the customer: (1) for advertising agent services, the Company recognizes revenue at the end of each month in which the services were provided; (2) for both media consulting and advertising production services, the Company recognizes revenue upon the achievement of particular milestones set forth in the contract.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition Policy (Continued)

When two or more services are bundled together in a single contract, the recognition of revenue related to one deliverable is not contingent upon the provision of service or milestone achievement of any subsequent deliverable. The Company follows EITF 00-21 for recognizing revenues in instances involving the delivery or performance of multiple deliverables.

The Company may be required to refund the customer in the event of non-delivery of a service by the Company and if the customer does not otherwise extend the delivery deadline, accept substitute service, or choose another alternative as set forth in the contract. However, the Company is not required to refund any portions of amounts previously received because subsequent deliverables were not provided. At no point does the Company recognize any revenue when there is a possibility of having to refund anything to the customer.

The Company reports its revenue on a gross basis under the guidance of EITF 99-19, as (1) the Company is the primary obligor under the contracts with its suppliers and has the risks and rewards of a principal in these transactions; (2) the Company has latitude in establishing the price for services under its advertising contracts, and the net amount earned by the Company varies with each contract; (3) the Company is primarily responsible for the fulfillment of services ordered by the customer pursuant to the contract, including the portion of the services performed by the supplier with whom the Company separately contracts; (4) the Company has discretion in supplier selection.

Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company, are expensed as incurred. Advertising expenses included in general and administration expenses are advertising costs of $187,871, $0 and $0, for the years ended March 31, 2006, 2005 and 2004, respectively.

Bonus Plan

The Company has set up an over-performance related staff compensation system for all of its PRC operating subsidiaries. The bonus is computed on a specified percentage of income before bonuses. These bonuses charged to general and administrative expenses were $164,367, $0 and $0 for the years ended March 31, 2006, 2005 and 2004.

Other comprehensive income

Other comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income at March 31, 2006 represented the cumulative foreign currency translation adjustment.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 2 -  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:
	March 31, 2006	March 31, 2005

Accounts receivable - trade	$9,289,096	$4,757,902
Allowance for doubtful accounts	(703,667)	(578,751)

Accounts receivable, net	$8,585,429	$4,179,151

Bad debt expense for the year ended March 31, 2006, 2005 and 2004 was $104,272, $81,568 and $459,721 respectively (See Note 7).

NOTE 3 - PREPAID EXPENSES

At March 31, 2006, the Company had prepaid expenses of $3,298,048. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance. The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 -  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	March 31, 2006	March 31, 2005

Office equipment	$623,719	$71,540
Vehicles	497,629	486,694
Leasehold improvement	45,115	43,687
Less accumulated depreciation	(231,653)	(114,015)

	$934,810	$487,906

Depreciation expense for the year ended March 31, 2006, 2005 and 2004 was $ 112,773, $74,628 and $17,132 respectively.

NOTE 5 -  NOTES PAYABLES

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 5 - NOTES PAYABLES (Continued)

Convertible Notes Payable (Continued)

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

The Company account for the conversion feature of the convertible note under the guidance of EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. At March 31, 2006, the total approximate number of shares for which the notes could have been converted, amounted to 75,000,000 shares and 25,000,000 shares of common stock respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 5 -  NOTES PAYABLES (Continued)

Notes Payable

On October 18, 2005 the Company entered into a note payable with Jinan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA. The note should be repaid on a monthly basis no less than $ 12,480 per month and matured on October 17, 2007. At March 31, 2006, the unpaid note payable to JHRED is $254,593, which is subjected to the interest based on the current monthly bank rate.

At March 31, 2005, the Company had a note payable to Shandong Laiyang Tongda Sinopec Sales Center, Shandong Zhenghe Jing Mao Co., Ltd., and Shandong Zhenghe International Exhibition Co., Ltd.in the amount of $181,269, $18,127 and $60,423 respectively, which were all interest free.

The following is a maturity schedule for the next five years.

Minimum Annual Payments	March 31, 2006	March 31, 2005

Within one year	$4,149,761	$4,259,819
After one year but within two years	104,832	-
	$4,254,593	$4,259,819

NOTE 6 - CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At March 31, 2006, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of March 31, 2006 and 2005.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At March 31, 2006 and 2005, no options were granted under the Plan.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

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

NOTE 7 -  BAD DEBT EXPENSES (RECOVERY)

The following is a summary of bad debt expenses (recovery):

	March 31, 2006	March 31, 2005	March 31, 2004
Accounts receivable (Note 2)	$104,272	$81,568	$459,721
Receivable from related party (Note 10)	(44,834)	(68,978)	23,800
Other receivables	(86,413)	723,674	-
	$(26,975)	$736,264	$483,521

NOTE 8 -  INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

United States operations

The Company has available at March 31, 2006 unused United States operating loss carryforwards of $407,465 which may be applied against future taxable income. The deferred tax assets, which consist of net operating losses, equal approximately $61,120 for the years ended March 31, 2006. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2006, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is $19,462 for the year ended March 31, 2006.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 8 -  INCOME TAXES (Continued)

United States operations (Continued)

The temporary differences gave rise to the following deferred tax asset (liability):

	March 31, 2006	March 31, 2005
Net operating loss carryover - federal	$61,120	$41,658
Valuation allowance	(61,120)	(41,658)
Deferred Tax Asset (Liability)	$-	$-

                      The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the year ended:

	March 31, 2006	March 31, 2005	March 31, 2004
Computed tax at the expected
federal statutory	15%	15%	15%
Valuation allowance	(15)%	(15)%	(15)%
Effective income tax rates	-	-	-

Foreign operations

The Company has available at March 31, 2006, 2005 and 2004, unused PRC operating loss carryforwards of $1,480,600, $1,460,161 and $871,000, respectively, which may be applied against future taxable income. The deferred tax assets, which consist of bad debt allowance and net operating losses, equal approximately $488,600, $481,800 and $469,000 for the years ended March 31, 2006, 2005 and 2004. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2006, 2005 and 2004, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is approximately $6,800, $12,800 and $(38,000) for the years ended March 31, 2006, 2005 and 2004, respectively.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 8 -  INCOME TAXES (Continued)

Foreign operations (Continued)

	March 31, 2006	March 31, 2005	March 31, 2004
Current income tax expense:
Book income	$418,411	$215,922	$9,095
Bad debt expense (recovery)	(8,902)	(53,177)	159,562
Entertainment	11,698	4,274	1,492
Payroll related expenses	116,184	141,761	33,462
Interest expense	(2,232)	6,710	-
Accrued bonuses	54,241	-	-
Other	1,995	25,391	-
Net operating loss from loss entities	15,568	-	-
Tax exempt income	(584,971)	(339,398)	(201,001)
Tax expense	$21,992	$1,483	$2,610
Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting net operating loss	$-	$-	$-
Valuation allowance	(6,800)	(12,800)	38,000
Allowance for bad debts	6,800	12,800	(38,000)
Net deferred tax expense	$-	$-	$-

              The temporary differences gave rise to the following deferred tax asset (liability):

	March 31, 2006	March 31, 2005
Net operating loss carryover	$15,600	$15,100
Allowance for bad debt	473,000	466,700
Others	-	-
Valuation allowance	(488,600)	(481,800)
Deferred Tax Asset (Liability)	$-	$-

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 9 - OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan. The Beijing facility lease expires on August 31, 2006. The Ji’nan facility lease expires on April 30, 2006. The combined lease expense for the years ended March 31, 2006, 2005 and 2004 amounted to $116,665, $70,197 and $49,786, respectively. The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual Payments	March 31, 2006	March 31, 2005

Within one year	$19,269	$42,681

NOTE 10 - RELATED PARTY TRANSACTIONS

Receivable from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value. Receivables from related party consisted of the following:

	March 31, 2006	March 31, 2005

Receivables from related party	$105,383	$326,426
Allowance for doubtful accounts	(70,016)	(111,922)

Receivables from related party, net	$35,367	$214,504

Bad debt expense (recovery) for the years ended March 31, 2006, 2005 and 2004 was $(44,834), $(68,978) and $23,800 respectively (See Note 7).

Accounts Payable

The Company has accounts payable to related parties at March 31 2006 and 2005 of $ 80,060 and $95,467 respectively.

Management Compensation

For the years ended March 31, 2006, 2005 and 2004, the Company expensed $77,225, $104,411 and $36,012 respectively, for services as management compensation.

Accrued Expenses

At March 31, 2006, unpaid payroll due to current officers and shareholder/former officer/director is $18,715 and unpaid bonus to employees is $164,367, which are included within accrued expenses on the face of the balance sheet.  At March 31 2005, unpaid payroll due to current officers and shareholder/former officer/director included within accrued expenses was $88,338.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operational Agreements

The Company routinely enters into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Net Income Guarantee

In connection with the acquisition of “BAHA” by Parent, three shareholders guaranteed that the profit of “BAHA”. should be no less than US$1.5 million for each of the two years ending on the first and second anniversary of the completion date of the acquisition. In the event that “BAHA”. does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

In connection with the acquisition of “BHCA” by Parent, two shareholders guaranteed that the profit of “BHCA” should be no less than RMB$8 million, approximately US$1 million for each of the two years ending on the first and second anniversary of the completion date of the acquisition. In the event that “BHCA” do not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

By the terms of the agreements, the above guarantees expire on July 8, 2006. Due to significant changes in the fair value of ASTV following our acquisition of BAHA and BHCA, we have agreed to abandon the right to enforce the guarantees. We intend to sign an agreement canceling the guarantees after July 8, 2006.

Anti-Dilution Agreement

A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that causes its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreements with the shareholders and a former officers/directors. The agreements state that the Company pays $30,000 and they agreed to cancel the above anti-dilution agreement and also settled accrued salary of $81,571.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 12 -CONCENTRATIONS

Sales

For the year ended March 31, 2006, the Company had one significant customer which accounted for 69% of sales.

For the year ended March 31, 2005, the Company had two significant customer which accounted for 52%, and 10% of sales.

For the year ended March 31, 2004, the Company had one significant customer which accounted for 50% of sales.

Cost of Sales

The cost of sales during the year ended March 31, 2006, 2005 and 2004 were $58,402,504, $45,282,789 and $40,173,644. Cost associated with China Central TV Station (CCTV) accounted for 24%, 25% and 10% of the cost of sales respectively.

Accounts Receivable

At March 31, 2006, the Company had one customer which accounted for 79% of the Company’s accounts receivable balances.

At March 31, 2005, the Company had two customers which accounted for 20%, and 11% of the Company’s accounts receivable balances respectively.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 13 -EARNINGS PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2006, 2005 and 2004.

	For The Years Ended March 31,
	2006	2005	2004
Income available to common shareholders (Numerator)	$1,116,177	$340,459	$24,952
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	1,615,843,576	1,621,561,678	750,000,000
Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	1,715,843,576	1,701,561,678	N/A

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006, 2005 and 2004

NOTE 14 -GOING CONCERN FACTORS

At March 31, 2006, the Company had a working capital deficiency of $3,538,720 which would have raised substantial doubt about the Company’s ability to continue as a going concern. However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and, c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

NOTE 15 -SUBSEQUENT EVENTS

On Apr 28, 2006, Tibet Hongzhi Advertising Co., Ltd. was organized under the laws of the People’s Republic of China as a wholly-owned subsidiary of BHCA.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: June 28, 2006	By: /s/ Qiang Jiang
Qiang Jiang
Chief Executive Officer

Date: June 28, 2006	By: /s/ Bulin Miao
Bulin Miao
Finance Manager

      In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2006	By: /s/ Li Li
Li Li
Chairman and Director

Date: June 28, 2006	By: /s/ Qiang Jiang
Qiang Jiang
Director

Date: June 28, 2006	By: /s/ Yan Gong
Yan Gong
Director

Date: June 28, 2006	By: /s/ Min Wei
Min Wei
Director