Form 10-Q
period 2006-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2006-08-11
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐

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

86-10-6582-7900
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

As of August 7, 2006, the registrant had 1,613,191,009 shares of its common stock outstanding.

ASIA PREMIUM TELEVISION GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$ 6,143,097	$ 2,932,698
Short-term investment	125,819	-
Accounts receivable, net of allowance for doubtful accounts (Note 2)	12,629,769	8,585,429
Receivable from related party, net of allowance for doubtful accounts (Note 9)	51,226	35,367
Other receivables, net of allowance for doubtful accounts	166,718	377,037
Prepaid expenses (Note 3)	1,377,283	3,298,048
Other current assets	13,460	9,693
Total Current Assets	20,507,372	15,238,272

PROPERTY AND EQUIPMENT, NET (Note 4)	959,851	934,810

OTHER ASSETS	-	5,918

Total Assets	$ 21,467,223	$ 16,179,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 14,623,944	$ 10,181,968
Accounts payable – related party (Note 9)	90,654	80,060
Accrued expenses	499,580	467,455
Customer deposits	2,732,369	1,117,725
Other payables	1,421,812	2,780,023
Notes payable, current (Note 5)	150,082	149,761
Convertible notes payable (Note 5)	4,000,000	4,000,000
Total Current Liabilities	23,518,441	18,776,992

NON CURRENT LIABILITIES
Notes payable (Note 5)	67,537	104,832

Total Liabilities	23,585,978	18,881,824

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,191,009 shares issued, 1,613,191,009 shares outstanding	1,623,191	1,623,191
Less: Treasury stock	(10,000)	(10,000)
Capital in excess of par value (deficit)	(4,065,297)	(4,065,297)
Accumulated other comprehensive income	26,833	23,418
Retained earnings (deficit)	306,518	(274,136)
Total Stockholders' Equity (Deficit)	(2,118,755)	(2,702,824)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 21,467,223	$ 16,179,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
and Other Comprehensive Income

	For the Three Months Ended June 30,
	2006	2005

REVENUE	$ 20,491,876	$ 11,919,000
COST OF SALES	19,540,806	11,298,025
GROSS PROFIT	951,070	620,975
EXPENSE
General and administrative	375,820	472,404
Bad debt expenses (recovery) (Note 7)	(53,470)	176,987
Depreciation	32,483	24,364
Total Expenses	354,833	673,755

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	596,237	(52,780)
OTHER INCOME (EXPENSE)
Interest expense	(2,730)	-
Interest income	5,619	38,475
Other income	-	2,180
Total Other Income (Expense)	2,889	40,655
INCOME (LOSS) BEFORE INCOME TAXES	599,126	(12,125)
CURRENT INCOME TAX EXPENSE	18,472	5,148
NET INCOME (LOSS)	$ 580,654	$ (17,273)

OTHER COMPREHENSIVE INCOME
Foreign Currency translation Adjustment	3,415	-

INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$ 584,069	$ (17,273)

BASIC INCOME (LOSS) PER SHARE (Note 12)	$ 0.00	$ (0.00)

DILUTED EARNINGS (LOSS) PER SHARE (Note 12)	$ 0.00	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 580,654	$ (17,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	32,483	24,364
Bad debt expense (recovery)	(53,470)	176,987
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable & other receivable	(3,780,110)	1,200,392
Decrease (Increase) in prepaid expense	1,920,765	(222,660)
Decrease (Increase) in other current assets	(3,766)	13,240
Decrease (Increase) in other non-current assets	5,918	(11,378)
Increase in accounts payable & other payable	3,083,765	948,346
Increase (Decrease) in accrued expenses	32,126	(5,863)
Increase (Decrease) in customer deposits	1,614,643	(542,831)
Exchange gain	6,974	-

Net Cash Provided by Operating Activities	3,439,982	1,563,324

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(58,058)	(2,596)
Proceeds from disposal of property and equipment	-	4,834
Payments for note receivable	(125,819)	(99,498)

Net Cash Used by Investing Activities	(183,877)	(97,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for note payable	(36,973)	(199,396)
(Increase) in advances receivable-related party	(19,326)	(131,043)
Increase in advances payable-related party	10,593	315,832

Net Cash Used by Financing Activities	(45,706)	(14,607)

NET INCREASE IN CASH	3,210,399	1,451,457

CASH AT BEGINNING OF PERIOD	2,932,698	1,098,080

CASH AT END OF PERIOD	$ 6,143,097	$ 2,549,537

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows (Continued)

	For the Three Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for

Interest	$ 3,141	-
Income taxes	$ 13,548	$ 1,024

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended June 30, 2006

       None

For the three months ended June 30, 2005

       None

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended March 31, 2006, filed on June 28, 2006.  Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Notes to the Condensed Consolidated Financial Statements

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsidiaries (Continued)

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

Tibet Hongzhi Advertising Co., Ltd. (“THZA Subsidiary”) was organized under the laws of the People’s Republic of China in April 2006 as a wholly-owned subsidiary of BHCA.

Asia Premium Television Group, Inc. (“APTV-BVI Subsidiary”) was formed on December 28, 2002, as a British Virgin Island Company.

American Overseas Investment Company (“AOI Subsidiary”), a company incorporated in Macau SAR, China, was acquired by the Company in June 2001.

On September 30, 2005, the Company sold AOI and APTV-BVI to a third party with a net book value of $0 at a price of $1.

Consolidation

The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI, APTV-BVI, BAQM and THZA (“the Company”).  All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.  The parent Company has a March 31 year end while the subsidiaries have statutory December 31 year ends.  The subsidiaries have been audited on March 31 year ends to match the parent.

Reclassification

The financial statements for periods prior to June 30, 2006 have been reclassified to conform to the headings and classifications used in the June 30, 2006 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 2 –  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2006	March 31, 2006

Accounts receivable - trade	$ 13,106,352	$ 9,289,096
Allowance for doubtful accounts	(476,583)	(703,667)

Accounts receivable, net	$ 12,629,769	$ 8,585,429

Bad debt (recovery) for the three months ended June 30, 2006 and 2005 was $(228,352) and $ (147,996) respectively (See Note 7).

NOTE 3 –  PREPAID EXPENSES

At June 30, 2006, the Company had prepaid expenses of $1,377,283. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	June 30, 2006	March 31, 2006

Office equipment	$ 638,625	$ 623,719
Vehicles	498,699	497,629
Leasehold improvement	87,196	45,115
Less accumulated depreciation	(264,669)	(231,653)

	$ 959,851	$ 934,810

Depreciation expense for the three months ended June 30, 2006 and 2005 was $32,483 and $24,364, respectively.

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

Notes to the Condensed Consolidated Financial Statements

NOTE 5 –  NOTES PAYABLES (Continued)

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 5 – NOTES PAYABLES (Continued)

The Company account for the conversion feature of the convertible note under the guidance of EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  At June 30, 2006, the total approximate number of shares for which the notes could have been converted, amounted to 120,000,000 shares and 40,000,000 shares of common stock respectively.

Notes Payable

On October 18, 2005 the Company entered into a note payable with Jinan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA.  The note should be repaid on a monthly basis no less than $12,507 per month and matured on October 17, 2007.  At June 30, 2006 and March 31, 2006, the unpaid note payable to JHRED is $217,619 and $254,593 respectively, which is subjected to the interest based on the current monthly bank rate.

The following is a maturity schedule for the next five years.

Minimum Annual Payments	June 30, 2006	March 31, 2006

Within one year	$ 4,150,082	$ 4,149,761
After one year but within two years	67,537	104,832
	$ 4,217,619	$ 4,254,593

NOTE 6 – CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At June 30, 2006, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of June 30, 2006 and March 31,2006.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At June 30, 2006 and March 31,2006, no options were granted under the Plan.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 6 – CAPITAL STOCK (Continued)

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

NOTE 7 –  BAD DEBT EXPENSES (RECOVERY)

The following is a summary of bad debt expenses (recovery):

	For the Three Months Ended June 30,
	2006	2005
Accounts receivable (Note 2)	$ (228,352)	$ (147,996)
Receivable from related party (Note 9)	3,313	117,418
Other receivables	171,569	207,565
	$ (53,470)	$ 176,987

NOTE 8 –  OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2006. The Ji’nan facility lease expires on April 30, 2006.  The combined lease expense for the three months ended June 30, 2006 and 2005 amounted to $25,360 and $26,092 respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual Payments	June 30, 2006	March 31, 2006

Within one year	$ -	$ 19,269

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 9 –  RELATED PARTY TRANSACTIONS

Receivable from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

	June 30, 2006	March 31, 2006

Receivables from related party	$ 124,709	$ 105,383
Allowance for doubtful accounts	(73,483)	(70,016)

Receivables from related party, net	$ 51,226	$ 35,367

Bad debt expense for the three months ended June 30, 2006 and 2005 was $3,313 and $117,418 respectively (See Note 7).

Accounts Payable

The Company has accounts payable to related parties at June 30, 2006 and March 31, 2006 of $ 90,654 and $80,060 respectively.

Management Compensation

For the three months ended June 30, 2006 and 2005, the Company expensed $14,659 and $19,028 respectively, for services as management compensation.

Accrued Expenses

At June 30, 2006, unpaid payroll and unpaid bonus due to employees are $30,174 and $164,721 respectively.  At March 31, 2006, unpaid payroll due to current officers and shareholder/former officer/director is $18,715 and unpaid bonus to employees is $164,367.

NOTE 10 –  COMMITMENTS AND CONTINGENCIES

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

By the terms of the agreements, the above guarantees expire on July 8, 2006.  Due to significant changes in the fair value of ASTV following our acquisition of BAHA and BHCA, we have agreed to abandon the right to enforce the guarantee (See Note 14).

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

NOTE 11 –CONCENTRATIONS

Sales

For the three months ended June 30, 2006, the Company had one significant customer which accounted for 80% of sales.

For the three months ended June 30, 2005, the Company had one significant customer which accounted for 67% of sales.

Cost of Sales

The cost of sales during the three months ended June 30, 2006 and 2005 were $19,540,806 and $11,298,025. Cost associated with China Central TV Station (CCTV) accounted for 7% and 30% of the cost of sales respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 11 – CONCENTRATIONS

Accounts Receivable

At June 30, 2006, the Company had one customer which accounted for 85% of the Company’s accounts receivable balances.

At March 31, 2006, the Company had one customer which accounted for 79% of the Company’s accounts receivable balances.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,
	2006	2005
Income/(loss) available to common shareholders (Numerator)	$ 584,069	$ (17,273)
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	1,613,191,009	1,621,561,578
Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	1,773,191,009	1,721,561,578

NOTE 13 –GOING CONCERN FACTORS

At June 30, 2006, the Company had a working capital deficiency of $3,011,069 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of  $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and, c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 14 - SUBSEQUENT EVENTS

On July 8, 2006, the Company signed two supplementary agreements with the correlative three and the two shareholders respectively to cancel the net income guarantee terms with the approval of board of directors (See Note 10).

On July 31, 2006, the Company sold 95% of BAQM shares to a third party and 5% to a shareholder at the net book value as of June 30, 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statement and related notes thereto included within this Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006:

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

•

developments or change in the regulatory and legal environment for advertising and marketing service companies in China; and

•

other matters discussed in this Report generally.

Consequently, readers of this Report should not rely upon these forward-looking statements as predictions of future events. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we access the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statement in this Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Report are expressly qualified by these cautionary statements.

Overview

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

Our broad range of service offerings can be categorized generally into the following groups:

•

Media consulting services.

•

Advertisement production services.

•

Advertising agent services.

•

Evaluation services.

During the three months June 30, 2006, we had one significant advertising customer that accounted for approximately 80% of our revenues.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Total Revenues. Our total revenues for the three months ended June 30, 2006 increased by 71.9% to US$20.5 million as compared to US$11.9 million for the three months ended June 30, 2005. This was primarily due to significantly increased revenues from our largest customer, which accounted for 80% of our revenues for the three months ended June 30, 2006.

Cost of Sales. Our cost of sales increased by 73.0% for the three months ended June 30, 2006 to US$19.5 million as compared to US$11.3 million for the three months ended June 30, 2005. This increase in our cost of sales corresponded with the 71.9% increase in our revenues for the three months ended June 30, 2006.

Gross Profit. As a result of the foregoing, our gross profit for the three months ended June 30, 2006 increased by 53.2% to US$1.0 million as compared to US$0.6 million for the three months ended June 30, 2005. Our gross profit margin ratio decreased slightly from 5.2% for the three months ended June 30, 2005 to 4.6% for the three months ended June 30, 2006.

Total Expenses. Our total expenses for the three months ended June 30, 2006 were US$0.4 million, which consisted primarily of general and administrative expenses in the amount of US$0.4 million.  This represented a decrease of 47.3% from our total expenses of US$0.7 million for the three months ended June 30, 2005, which was primarily the result of a decrease in general and administrative expenses by US$0.1 million and a decrease in bad-debt expense by US$0.2 million in the three months ended June 30, 2006.

Income (Loss) Before Income Taxes. Our income before income taxes was US$0.6 million for the three months ended June 30, 2006 compared to a loss of US$0.01 million for the three months ended June 30, 2005.

Net Income (Loss). As a result of the foregoing, our net income was US$0.6 million for the three months ended June 30, 2006, as compared to a loss of US$0.02 million for the three months ended June 30, 2005.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the three months ended June 30, 2005 and 2006:

	Three Months Ended June 30,
	2006	2005

Net cash flow provided by operating activities	$3,439,982	$1,563,324
Net cash used by investing activities	(183,877)	(97,260)
Net cash provided used by financing activities	(45,706)	(14,607)
Net increase in cash and cash equivalents	3,210,399	1,451,457
Cash and cash equivalents (closing balance)	$6,143,097	$2,549,537

Our total assets as of June 30, 2006 were US$21.5 million. Our total liabilities at June 30, 2006 were US$23.6 million. Liabilities consisted primarily of US$14.6 million in accounts payable and US$4.2 million in notes and convertible notes payable. See Note 5 to our condensed consolidated financial statements included herein.

Our net cash provided by operating activities increased to US$3.4 million for the three months ended June 30, 2006 compared to US$1.6 million for the three months ended June 30, 2005. This increase was primarily due to an increase in accounts payable and other payables.

Our net cash used by investing activities increased to US$0.2 million for the three months ended June 30, 2006 compared to net cash used by investing activities of US$0.1 million for the three months ended June 30, 2005, due primarily to increases in payments for property and equipment and a note receivable.

Net cash used by financing activities was US$0.05 million in the three months ended June 30, 2006, as compared to US$0.01 million during the three months ended June 30, 2005. This change was primarily due to a decrease in advances payable to related parties in the three months ended June 30, 2006 as compared to the same period in 2005.

Contractual Obligations

On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,507. At June 30, 2006, the outstanding amount on the note payable to JHRED was US$217,619, which bears interest at the current monthly bank rate in China.

At June 30, 2006, we had two convertible notes payable totaling US$4,000,000, which may be convertible into an aggregate of 160,000,000 shares of common stock. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock.

The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of June 30, 2006:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	US$	US$	US$	US$	US$
Capital expenditure	-	-	-	-	-
Operating leases	-	-	-	-	-
Short-term debt	4,150,082	4,150,082	-	-	-
Long-term debt	67,537	-	67,537	-	-
Total	4,217,619	4,150,082	67,537	-	-

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

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended March 31, 2006. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) to recognize our revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, as described in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2006. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risks relate to interest rates and foreign exchange rates.

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of June 30, 2006, we had an outstanding note payable in the amount of US$217,619 which is subject to a variable interest rate. We do not anticipate being exposed to material risks due to changes in market interest rates.

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

The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the three months ended June 30,
	2006	2005(1)	2004(1)

Net foreign exchange gain	$3,415	-	-
Percent of revenue	0.01%	-	-
Percent of profit from income before taxes	0.56%	-	-

________________

(1)  The Renminbi remained pegged to the U.S. dollar until July 21, 2005.

ITEM 4

CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Finance Manager, carried out an evaluation of the effectiveness of our “disclosure, controls and procedures” (as defined in Rules 13a-15(3) and 15-d-15(3) of the Exchange Act) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Finance Manager concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to our company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

There were no changes in our internal controls over financial reporting, known to our Chief Executive Officer or Finance Manager, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 1A

RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Report, we did not sell or purchase any of our equity securities.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

Exhibit No.	Title
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Finance Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Finance Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this  Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: August 11, 2006	By:	/s/ Yan Gong
Yan Gong
Chief Executive Officer

Date: August 11, 2006	By:	/s/ Hongmei Zhang
Hongmei Zhang
Finance Manager

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 11, 2006	By:	/s/ Li Li
Li Li
Chairman and Director

Date: August 11, 2006	By:	/s/ Qiang Jiang
Qiang Jiang
Director

Date: August 11, 2006	By:	/s/ Yan Gong
Yan Gong
Director

Date: August 11, 2006	By:	/s/ Min Wei
Min Wei
Director