Form 10-Q
period 2006-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2006-11-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

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

☐Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐Yes  ☐No

As of November 9, 2006, the registrant had 1,613,191,009 shares of its common stock outstanding.

ASIA PREMIUM TELEVISION GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

INDEX

Page

PART I.

FINANCIAL INFORMATION

1

Item 1.

Unaudited Condensed Consolidated Financial Statements

1

Consolidated Balance Sheets

1

Unaudited Consolidated Statements Of Operations And Other Comprehensive Income

2

Unaudited Consolidated Statements Of Cash Flows

3

Notes to the Condensed Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

14

Item 3

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4

Controls and Procedures

18

PART II.

OTHER INFORMATION

19

Item 1

Legal Proceedings

19

Item 1A

Risk Factors

19

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3

Defaults Upon Senior Securities

19

Item 4

Submission of Matters to a Vote of Security Holders

19

Item 5

Other Information

19

Item 6

Exhibits

19

PART I. FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$4,581,203	$2,932,698
Short-term investment	44,255	-
Accounts receivable, net of allowance for doubtful accounts (Note 2)	10,784,911	8,585,429
Receivable from related party, net of allowance for doubtful accounts (Note 9)	45,741	35,367
Other receivables, net of allowance for doubtful accounts	152,351	377,037
Prepaid expenses (Note 3)	1,713,541	3,298,048
Other current assets	17,769	9,693
Total Current Assets	17,339,771	15,238,272

PROPERTY AND EQUIPMENT, NET (Note 4)	967,913	934,810

OTHER ASSETS	-	5,918

Total Assets	$18,307,684	$16,179,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,200,963	$10,181,968
Accounts payable – related party (Note 9)	112,366	80,060
Accrued expenses	470,545	467,455
Customer deposits	3,614,800	1,117,725
Other payables	234,742	2,780,023
Notes payable, current (Note 5)	177,020	149,761
Convertible notes payable (Note 5)	4,000,000	4,000,000
Total Current Liabilities	20,810,436	18,776,992

NON CURRENT LIABILITIES
Notes payable (Note 5)	17,702	104,832

Total Liabilities	20,828,138	18,881,824

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,191,009 shares issued, 1,613,191,009 shares outstanding	1,623,191	1,623,191
Less: Treasury stock	(10,000)	(10,000)
Capital in excess of par value (deficit)	(4,065,297)	(4,065,297)
Accumulated other comprehensive income	41,574	23,418
Retained earnings (deficit)	(109,922)	(274,136)
Total Stockholders' Equity (Deficit)	(2,520,454)	(2,702,824)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,307,684	$16,179,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Operations
And Other Comprehensive Income

	For the three months ended September 30,		For the six months ended September 30,
	2006	2005	2006	2005

REVENUE	$12,560,752	$15,132,008	$33,052,628	$27,051,008

COST OF SALES	11,860,641	14,463,900	31,401,447	25,761,925

GROSS PROFIT (LOSS)	700,111	668,108	1,651,181	1,289,083

EXPENSE:
General and administrative	345,009	523,816	720,829	996,220
Bad debt expenses (NOTE 7)	735,817	308,813	682,347	485,800
Depreciation	39,451	13,838	71,934	38,202
Total Expenses	1,120,277	846,467	1,475,110	1,520,222

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(420,166)	(178,359)	176,071	(231,139)

OTHER INCOME (EXPENSE)
Interest income	15,577	2,786	21,196	41,261
Interest expense	(2,263)	-	(4,993)	-
Other income (Expense)	(423)	(8,339)	(423)	(6,159)
Total Other Income (Expense)	12,891	(5,553)	15,780	35,102

INCOME (LOSS) BEFORE INCOME TAXES	(407,275)	(183,912)	191,851	(196,037)

CURRENT INCOME TAX EXPENSE	9,165	6,673	27,637	11,821

NET INCOME (LOSS)	$(416,440)	$(190,585)	$164,214	$(207,858)

OTHER COMPREHENSIVE INCOME
Foreign Currency translation Adjustment	14,741	1,092	18,156	1,092

INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS	$(401,699)	$(189,493)	$182,370	$(206,766)

BASIC INCOME (LOSS) PER SHARE (NOTE 12)	$(0.00)	$(0.00)	$0.00	$(0.00)

DILUTED EARNINGS PER COMMON SHARE
(NOTE 12)	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows

	For the Six Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$164,214	$(207,858)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	71,934	38,202
Bad debt expense (recovery)	682,347	485,800
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable & other receivable	(2,696,726)	(697,708)
Decrease (Increase) in prepaid expense	1,584,507	(1,293,089)
Decrease (Increase) in other current assets	(8,076)	16,677
Decrease (Increase) in other non-current assets	5,918	(1,792)
Increase (Decrease) in accounts payable & other payable	(526,286)	1,469,796
Increase (Decrease) in accrued expenses	3,090	(92,716)
Increase (Decrease) in customer deposits	2,497,075	29,194
Exchange gain	45,034	34,809

Net Cash Provided (Used) by Operating Activities	1,823,031	(218,685)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(108,560)	(42,698)
Proceeds from disposal of property and equipment	-	40,000
Proceeds (Payments) for note receivable	(44,255)	82,175

Net Cash Provided (Used) by Investing Activities	(152,815)	79,477

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for note payable	(59,870)	(259,819)
Decrease (Increase) in advances receivable-related party	5,853	(110,546)
Increase in advances payable-related party	32,306	352,080

Net Cash Used by Financing Activities	(21,711)	(18,285)

NET INCREASE (DECREASE) IN CASH	1,648,505	(157,493)

CASH AT BEGINNING OF PERIOD	2,932,698	1,098,080

CASH AT END OF PERIOD	$4,581,203	$940,587

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows (Continued)

	For the Six Months Ended September 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information

Cash paid during the period for

Interest	$3,141	$-
Income taxes	$13,548	$6,229

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended September 30, 2006

None

For the six months ended September 30, 2005

None

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended March 31, 2006, filed on June 28, 2006.  Operating results for the three and six months ended September 30, 2006, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA”) during March 2003, which was finalized on July 9, 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase. There was no adjustment to the carrying values of the acquired assets or liabilities. Operations prior to July 2004 are those of BAHA. The parent is the continuing entity for legal purposes; BAHA is the continuing entity for accounting purposes.

Subsidiaries

BAHA was organized under the laws of the People’s Republic of China on June 1, 1995 as Shandong Hongzhi Advertising Co., Ltd.  In July 2003, its name was changed to Beijing Asia Hongzhi Advertising Co., Ltd.

Beijing Hongzhi Century Advertising Co., Ltd (“BHCA”) was organized under the laws of the People’s Republic of China on January 7, 2003 as Beijing Yongfu Century Consulting Co., Ltd. as a wholly-owned subsidiary of BAHA.  In March 2003 BHCA changed its name to Beijing Hongzhi Century Advertising Co., Ltd.

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

Tibet Hongzhi Advertising Co., Ltd. (“THZA”) was organized under the laws of the People’s Republic of China in April 2006 as a wholly-owned subsidiary of BHCA.

Asia Premium Television Group, Inc. (“APTV-BVI”) was formed on December 28, 2002, as a British Virgin Island Company.

American Overseas Investment Company (“AOI”), a company incorporated in Macau SAR, China, was acquired by the Company in June 2001.

On September 30, 2005, the Company sold AOI and APTV-BVI to a third party with a net book value of $0 at a price of $1.

On July 31, 2006, the Company sold 95% of BAQM shares to a third party and 5% to a shareholder at the net book value as of June 30, 2006.

Consolidation

The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI, APTV-BVI, BAQM and THZA.  All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.  The Company has a March 31 year end while the subsidiaries have statutory December 31 year ends.  The subsidiaries have been audited on March 31 year ends to match the parent.

Reclassification

The financial statements for periods prior to September 30, 2006 have been reclassified to conform to the headings and classifications used in the September 30, 2006 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2006	March 31, 2006

Accounts receivable - trade	$ 12,621,430	$ 9,289,096
Allowance for doubtful accounts	(1,836,519)	(703,667)

Accounts receivable, net	$ 10,784,911	$ 8,585,429

Bad debt expense for the six months ended September 30, 2006 and 2005 was $1,116,244 and $250,642 respectively (See Note 7).

NOTE 3 –

PREPAID EXPENSES

At September 30, 2006, the Company had prepaid expenses of $1,713,541. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	September 30, 2006	March 31, 2006

Office equipment	$ 658,755	$ 623,719
Vehicles	522,134	497,629
Leasehold improvement	94,133	45,115
Less accumulated depreciation	(307,109)	(231,653)

	$ 967,913	$ 934,810

Depreciation expense for the six months ended September 30, 2006 and 2005 was $71,934 and $38,202, respectively.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE5 – NOTES PAYABLES (Continued)

The Company accounts for the conversion feature of the convertible note under the guidance of EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  At September 30, 2006, the total approximate number of shares for which the notes could have been converted, amounted to 51,000,000 shares and 17,000,000 shares of common stock respectively.

Notes Payable

On October 18, 2005 the Company entered into a note payable with Jinan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA.  The terms of the note requires repayment to be made on a monthly basis of no less than $12,507 per month.  The note matures on October 17, 2007.  At September 30, 2006 and March 31, 2006, the unpaid note payable to JHRED is $194,722 and $254,593 respectively.  The note bears interest based on the current monthly bank rate.

The following is a maturity schedule for the next five years.

Minimum Annual Payments	September 30, 2006	March 31, 2006

Within one year	$ 4,177,020	$ 4,149,761
After one year but within five years	17,702	104,832
	$ 4,194,722	$ 4,254,593

NOTE 6 – CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. At September 30, 2006, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of September 30, 2006 and March 31,2006.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“the Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At September 30, 2006 and March 31,2006, no options were granted under the Plan.

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

On July 28, 2005, one of the shareholders returned 10 million shares to the Company, the face value of which is treated as treasury stock and the premium is treated as additional paid-in capital.  The shares have been valued at a predecessor cost value of $0.001 per share.  At present, only 10 million shares have been returned and no shares have been reissued.  When the shares are reissued to management personnel, the Company will record the fair market value of the shares issued as compensation expenses.

NOTE 7 –

BAD DEBT EXPENSES (RECOVERY)

The following is a summary of bad debt expenses (recovery):

	For the six months ended September 30,
	2006	2005
Accounts receivable (Note 2)	$ 1,116,244	$ 250,642
Receivable from related party (Note 9)	(17,037)	(33,540)
Other receivables	(416,860)	268,698
	$ 682,347	$ 485,800

NOTE 8 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2007. The Ji’nan facility lease expired on April 30, 2006.  The combined lease expense for the six months ended September 30, 2006 and 2005 amounted to $40,806 and $51,733 respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual Payments	September 30, 2006	March 31, 2006

Within one year	$ 62,222	$ 19,269

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 9 –

RELATED PARTY TRANSACTIONS

Receivables from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

	September 30, 2006	March 31, 2006

Receivables from related party	$ 99,530	$ 105,383
Allowance for doubtful accounts	(53,789)	(70,016)

Receivables from related party, net	$ 45,741	$ 35,367

Bad debt recovery for the six months ended September 30, 2006 and 2005 was $(17,037) and $(33,540) respectively (See Note 7).

Accounts Payable

The Company’s accounts payable to related parties at September 30, 2006 and March 31, 2006 was $112,366 and $80,060 respectively.

Management Compensation

For the six months ended September 30, 2006 and 2005, the Company expensed $29,780 and $38,439 respectively, for services as management compensation.

Accrued Expenses

At September 30, 2006, unpaid payroll and unpaid bonus due to employees were $0 and $169,255 respectively.  At March 31, 2006, unpaid payroll due to current officers and shareholder/former officer/director was $18,715 and unpaid bonus to employees was $164,367.

NOTE 10 –

COMMITMENTS AND CONTINGENCIES

Operational Agreements

The Company routinely enters into various consulting arrangements as part of its operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Net Income Guarantee

In connection with the acquisition of BAHA by Parent, three shareholders guaranteed that the net income of BAHA should be no less than US$1.5 million for each of the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that BAHA does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

In connection with the acquisition of BHCA by Parent, two shareholders guaranteed that the net income of BHCA should be no less than RMB 8 million, approximately US$1 million for each of the two years ending on the first and second anniversary of the completion date of the acquisition.  In the event that BHCA does not generate the guaranteed net income, the shareholders have agreed to contribute an amount equal to the difference.

By the terms of the agreements, the above guarantees expired on July 8, 2006.  Due to significant changes in the fair value of ASTV following our acquisition of BAHA and BHCA, the Company signed two supplementary agreements with the correlative three and the two shareholders respectively to cancel the net income guarantee terms with the approval of board of directors on July 8, 2006.

Anti-Dilution Agreement

A shareholder previously received an anti-dilution agreement for a period of one year.  For any issuances of common stock by the Company, the shareholder was to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as the shareholder does not voluntarily sell shares of common stock that causes its percentage ownership to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreements with the shareholder and a former officers/directors. The agreements state that the Company pays $30,000 and they agreed to cancel the above anti-dilution agreement and also settled accrued salary of $81,571.

The Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize the general release agreement in July 2005. On August 9, 2005, 1,629,331 shares of common stock were issued to the shareholder to repay the $30,000 loan and $27,027 in other payables owed according to the shareholder loan settlement agreement at the market price of $0.035 per share.

NOTE 11 –CONCENTRATIONS

Sales

For the six months ended September 30, 2006, the Company had one significant customer which accounted for 72% of sales.

For the six months ended September 30, 2005, the Company had one significant customer which accounted for 67% of sales.

Cost of Sales

The cost of sales during the six months ended September 30, 2006 and 2005 were $31,401,447 and $25,761,925 respectively. Cost associated with China Central TV Station (CCTV) accounted for 8% and 30% of the cost of sales respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 11 – CONCENTRATIONS

Accounts Receivable

At September 30, 2006, the Company had one customer which accounted for 80% of the Company’s accounts receivable balances.

At March 31, 2006, the Company had one customer which accounted for 79% of the Company’s accounts receivable balances.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 12 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2006	2005	2006	2005
Income/(loss) available to common shareholders
(Numerator)	$(401,699)	$(189,493)	$182,370	$(206,766)
Weighted average number of common shares outstanding used in earnings per share during the period
(Denominator)	1,613,191,009	1,615,435,097	1,613,191,009	1,618,481,648
Weighted average number of common shares outstanding used in diluted earnings per share during the period
(Denominator)	1,681,191,009	1,715,435,097	1,681,191,009	1,718,481,648

NOTE 13 –GOING CONCERN FACTORS

At September 30, 2006, the Company had a working capital deficiency of $3,470,665 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of  $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and, c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Consequently, readers of this Report should not rely upon these forward-looking statements as predictions of future events. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statements in this Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Report are expressly qualified by these cautionary statements.

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

Our broad range of service offerings can be categorized generally into the following groups:

•

Media consulting services.

•

Advertisement production services.

•

Advertising agent services.

•

Evaluation services.

During the six months ended September 30, 2006, we had one significant advertising customer that accounted for approximately 72% of our revenues.

Results of Operations

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Total Revenues. Our total revenues for the six months ended September 30, 2006 increased by 22% to US$33.1 million as compared to US$27.1 million for the six months ended September 30, 2005. This was primarily due to significantly increased revenues from our largest customer, which accounted for 72% of our revenues for the six months ended September 30, 2006.

Cost of Sales. Our cost of sales increased by 22% for the six months ended September 30, 2006 to US$31.4 million as compared to US$25.8 million for the six months ended September 30, 2005. This increase in our cost of sales corresponded with the 22% increase in our revenues for the six months ended September 30, 2006.

Gross Profit. As a result of the foregoing, our gross profit for the six months ended September 30, 2006 increased by 31% to US$1.7 million as compared to US$1.3 million for the six months ended September 30, 2005. Our gross profit margin ratio increased slightly from 4.8% for the six months ended September 30, 2005 to 5% for the six months ended September 30, 2006.

Total Expenses. Our total expenses for the six months ended September 30, 2006 were US$1.5 million, which consisted primarily of general and administrative expenses in the amount of US$0.7 million.  This represented no increase from our total expenses of US$1.5 million for the six months ended September 30, 2005.

Income (Loss) Before Income Taxes. Our income before income taxes was US$0.2 million for the six months ended September 30, 2006 compared to a loss of US$0.2 million for the six months ended September 30, 2005.

Net Income (Loss). As a result of the foregoing, our net income was US$0.2 million for the six months ended September 30, 2006, as compared to a loss of US$0.2 million for the six months ended September 30, 2005.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the six months ended September 30, 2005 and September 30, 2006:

	Six Months Ended September 30,
	2006	2005

Net cash provided by (used in) operating activities	$1,823,031	$(218,685)
Net cash provided by (used in) investing activities	(152,815)	79,477
Net cash used in financing activities	(21,711)	(18,285)
Net increase (decrease) in cash and cash equivalents	1,648,505	(157,493)
Cash and cash equivalents (closing balance)	$4,581,203	$940,587

Our total assets as of September 30, 2006 were US$18.3 million. Our total liabilities at September 30 2006 were US$20.8 million. Liabilities consisted primarily of US$12.2 million in accounts payable and US$4.2 million in notes and convertible notes payable. See Note 5 to our condensed consolidated financial statements included herein.

Our net cash provided by operating activities increased to US$1.8 million for the six months ended September 30, 2006 compared to net cash used in operating activities of US$0.2 million for the six months ended September 30, 2005. This increase was primarily due to an increase in customer deposits.

Our net cash used in investing activities was US$0.2 million for the six months ended September 30, 2006 compared to net cash provided by investing activities of US$0.08 million for the six months ended September 30, 2005.  The additional cash used by investing activities was due primarily to increases in payments for property and equipment and a note receivable.

Net cash used by financing activities was US$0.022 million in the six months ended September 30, 2006, as compared to US$0.018 million during the six months ended September 30, 2005.

Contractual Obligations

On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,507. At September 30, 2006, the outstanding amount on the note payable to JHRED was US$194,722, which bears interest at the current monthly bank rate in China.

At September 30, 2006, we had two convertible notes payable totaling US$4,000,000, which may be convertible into an aggregate of 68,000,000 shares of common stock. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock.

The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of September 30, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	US$	US$	US$	US$	US$
Capital expenditure	-	-	-	-	-
Operating leases	-	-	-	-	-
Short-term debt	4,177,020	4,177,020	-	-	-
Long-term debt	17,702	-	17,702	-	-
Total	4,194,722	4,177,020	17,702	-	-

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of September 30, 2006, we had an outstanding note payable in the amount of US$194,722 which is subject to a variable interest rate. We do not anticipate being exposed to material risks due to changes in market interest rates.

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

The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the six months ended September 30,
	2006	2005(1)	2004(1)

Net foreign exchange gain	$18,156	-	-
Percent of revenue	0.05%	-	-
Percent of profit from income before taxes	9.46%	-	-

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date: November 14, 2006

By:  /s/ Yan Gong

Yan Gong

Chief Executive Officer

Date: November 14, 2006

By: /s/ Hongmei Zhang

Hongmei Zhang

Finance Manager

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2006

By: /s/ Li Li

Li Li

Chairman and Director

Date: November 14, 2006

By: /s/ Qiang Jiang

Qiang Jiang

Director

Date: November 14, 2006

By: /s/ Yan Gong

Yan Gong

Director

Date: November 14, 2006

By: /s/ Min Wei

Min Wei

Director

20