Form 10-Q
period 2006-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2007-02-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐ Yes  ☐ No

As of February 8, 2006, the registrant had 1,613,191,009 shares of its common stock outstanding.

ASIA PREMIUM TELEVISION GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED DECEMBER 31, 2006

INDEX

Page

PART I.

FINANCIAL INFORMATION

3

Item 1.

Unaudited Condensed Consolidated Financial Statements

3

Consolidated Balance Sheets

3

Unaudited Consolidated Statements Of Operations And Other Comprehensive Income

4

Unaudited Consolidated Statements Of Cash Flows

5

Notes to the Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

17

Item 3

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4

Controls and Procedures

22

PART II.

OTHER INFORMATION

23

Item 1

Legal Proceedings

23

Item 1A

Risk Factors

23

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3

Defaults Upon Senior Securities

23

Item 4

Submission of Matters to a Vote of Security Holders

23

Item 5

Other Information

23

Item 6

Exhibits

23

PART I. FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$4,281,686	$2,932,698
Accounts receivable, net of allowance for doubtful accounts (Note 2)	6,467,263	8,585,429
Receivable from related party, net of allowance for doubtful accounts (Note 10)	24,172	35,367
Other receivables, net of allowance for doubtful accounts	542,936	377,037
Prepaid expenses (Note 3)	1,437,717	3,298,048
Other current assets	38,711	9,693
Total Current Assets	12,792,485	15,238,272
PROPERTY AND EQUIPMENT, NET (Note 4)	977,383	934,810

OTHER ASSETS	-	5,918

Total Assets	$13,769,868	$16,179,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Short-term loan (Note 5)	$640,311	$-
Accounts payable	8,805,277	10,181,968
Accounts payable – related party (Note 10)	144,041	80,060
Accrued expenses	486,492	467,455
Customer deposits	328,208	1,117,725
Other payables	302,873	2,780,023
Notes payable, current (Note 6)	145,991	149,761
Convertible notes payable (Note 6)	4,000,000	4,000,000
Total Current Liabilities	14,853,193	18,776,992

NON CURRENT LIABILITIES
Notes payable (Note 6)	-	104,832

Total Liabilities	14,853,193	18,881,824

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,191,009 shares issued, 1,613,191,009 shares outstanding	1,623,191	1,623,191
Less: Treasury stock	(10,000)	(10,000)
Capital in excess of par value (deficit)	(4,065,297)	(4,065,297)
Accumulated other comprehensive income	77,778	23,418
Retained earnings (deficit)	1,291,003	(274,136)
Total Stockholders' Equity (Deficit)	(1,083,325)	(2,702,824)

Total Liabilities and Stockholders’ Equity (Deficit)	$13,769,868	$16,179,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Operations
And Other Comprehensive Income

	For the three months ended December,31		For the nine months ended December, 31

	2006	2005	2006	2005

REVENUE	$14,857,672	16,243,541	$47,910,300	$43,294,549

COST OF SALES	14,058,935	15,438,485	45,460,382	41,200,410

GROSS PROFIT (LOSS)	798,737	805,056	2,449,918	2,094,139

EXPENSE:
General and administrative	376,662	608,275	1,097,491	1,604,495
Bad debt expenses (Recovery)	(1,022,278)	185,833	(339,931)	671,633
Depreciation	39,696	45,553	111,630	83,755
Total Expenses	(605,920)	839,661	869,190	2,359,883

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	1,404,657	(34,605)	1,580,728	(265,744)

OTHER INCOME (EXPENSE)
Interest income	17,236	2,765	38,432	44,026
Interest expense	(5,433)	-	(10,426)	-
Other income (Expense)	(15,361)	446	(15,784)	(5,713)
Total Other Income (Expense)	(3,558)	3,211	12,222	38,313

INCOME (LOSS) BEFORE INCOME TAXES	1,401,099	(31,394)	1,592,950	(227,431)

CURRENT INCOME TAX EXPENSE	174	40	27,811	11,861

NET INCOME (LOSS)	$1,400,925	$(31,434)	$1,565,139	$(239,292)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	36,203	491	54,359	1,583

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,437,128	$(30,943)	$1,619,498	$(237,709)

BASIC INCOME (LOSS) PER SHARE (NOTE 13)	$0.00	$(0.00)	$0.00	$(0.00)

DILUTED EARNINGS PER COMMON SHARE (NOTE 13)	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,565,139	$(239,292)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation expense	111,630	83,755
Bad debt expense (recovery)	(339,931)	671,633
Loss on disposal of assets	10,964	-
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable & other receivable	2,247,337	(168,013)
Decrease (Increase) in prepaid expense	1,860,332	115,379
Decrease (Increase) in other current assets	(29,018)	16,677
Decrease (Increase) in other non-current assets	5,918	(12,874)
Increase (Decrease) in accounts payable &other payable	(3,853,841)	905,649
Increase (Decrease) in accrued expenses	19,037	(55,287)
Increase (Decrease) in customer deposits	(789,517)	(485,161)
Exchange gain	94,891	34,913

Net Cash Provided by Operating Activities	902,941	867,379

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(174,986)	(61,914)
Proceeds from disposal of property and equipment	2,305	40,000
Proceeds (Payments) for note receivable	-	82,175

Net Cash Provided (Used) by Investing Activities	(172,681)	60,261

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan	640,311	-
Payments for note payable	(108,601)	(259,819)
Decrease (Increase) in advances receivable-related party	23,038	(218,450)
Increase in advances payable-related party	63,980	509,679

Net Cash Provided by Financing Activities	618,728	31,410

NET INCREASE IN CASH	1,348,988	959,050

CASH AT BEGINNING OF PERIOD	2,932,698	1,098,080

CASH AT END OF PERIOD	$4,281,686	$2,057,130

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements Of Cash Flows (Continued)

	For the Nine Months Ended December 31
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for

Interest	$13,374	$-
Income taxes	$38,209	$12,986

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended December 31, 2006

None

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and Subsidiaries (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended March 31, 2006, filed on June 28, 2006.  Operating results for the three and nine months ended December 31, 2006, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Reclassification

The financial statements for periods prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2006	March 31, 2006

Accounts receivable - trade	$7,280,277	$9,289,096

Allowance for doubtful accounts	(813,014)	(703,667)

Accounts receivable, net	$6,467,263	$8,585,429

Bad debt expense for the nine months ended December 31, 2006 and 2005 was $89,781 and $277,271 respectively (See Note 8).

NOTE 3 –

PREPAID EXPENSES

At December 31, 2006, the Company had prepaid expenses of $1,437,717. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31, 2006	March 31, 2006

Office equipment	$689,900	$623,719
Vehicles	514,733	497,629
Leasehold improvement	120,423	45,115
Less accumulated depreciation	(347,673)	(231,653)

	$977,383	$934,810

Depreciation expense for the nine months ended December 31, 2006 and 2005 was $111,630 and $83,755, respectively.

NOTE 5 –

SHORT-TERM LOANS

On October 23, 2006, the Company entered into a six-month bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $384,187 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bears a monthly interest at the rate of 0.604%.

On November 29, 2006, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $256,124 to raise funds for its advertising business. The collateral of the loan is the office facility of SHCCA. The loan bears monthly interest at the rate of 0.6825%.

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

The Company issued a convertible note payable on October 12, 2001 in the amount of $1,000,000 to acquire non-exclusive access rights for three years to use the production facilities and production equipment of Sun and access to Sun employees to operate and assist, until such time as the sum of $1,000,000 of relevant charge-out rates has been reached.  Sun also granted the Company airtime on the Sun TV Channel for three years from the commencement of broadcasting (but not commencing later than November 30, 2001). In December 2001, the Company renegotiated the terms of the agreement to convert the note payable into 87,217 shares of common stock at an agreed upon price of $11.466 per share.

The film rights and the non-exclusive access rights have been fully impaired.  The terms of the conversion provisions of the agreement provide that “(a)t any time within 5 years of the date of the Note, the Noteholder may by notice in writing to the principal place of business of the Issuer demand repayment or conversion into shares of common stock in the Issuer having a par value of US$0.01 each of the entire principal amount of the Note.  Unless the Issuer and the Noteholder agree in their absolute discretion to repayment of the Note, within 10 business days of receipt of a duly signed Notice, the Issuer shall issue and allot Shares in the name of the Noteholder or its nominee as identified in the Notice.”  The two note payables do not provide for interest nor do they provide for any repayment terms other than by conversion into common stock.

The two convertible notes payable also contain a contingency to issue additional common shares if the market value of the stock price is below $11.466 per share when the converted shares are subsequently sold.  When the contingency is triggered, the Issuer shall issue such number of additional common shares equal to Z based on the following formula:

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

NOTE 6 – NOTES PAYABLES (Continued)

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

The Company accounts for the conversion feature of the convertible note under the guidance of EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  At December 31, 2006, the total approximate number of shares for which the notes could have been converted, amounted to 428,000,000 shares and 143,000,000 shares of common stock respectively. At the current conversion price, the conversion of the notes would require the Company to increase its authorized share capital to be able to deliver the number of shares required under the conversion.

Notes Payable

On October 18, 2005, the Company entered into a note payable with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA.  The terms of the note require repayment to be made on a monthly basis of no less than $12,507 per month.  The note matures on October 17, 2007.  As of December 31, 2006 and March 31, 2006, the unpaid note payable to JHRED was $145,991 and $254,593 respectively. The note bears interest based on the current monthly bank rate.

The following is a maturity schedule for the next five years.

Minimum Annual Payments	December 31, 2006	March 31, 2006

Within one year	$4,145,991	$4,149,761
After one year but within five years	-	104,832
	$4,145,991	$4,254,593

NOTE 7 – CAPITAL STOCK

Common Stock

The Company has authorized 1,750,000,000 shares of common stock, $.001 par value. As of December 31, 2006, the Company had 1,623,191,009 shares issued and 1,613,191,009 shares outstanding.

Warrants/Options

The Company had no warrants/options issued or outstanding as of December 31, 2006 and March 31, 2006.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – CAPITAL STOCK (Continued)

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“the Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At December 31, 2006 and March 31, 2006, no options were granted under the Plan.

Development Fund

In 2004, three shareholders entered into an agreement to establish a fund wherein 650 million shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members based on effort and performance as determined by the three shareholders.

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

NOTE 8 –

BAD DEBT EXPENSES (RECOVERY)

The following is a summary of bad debt expenses (recovery):

	For the nine months ended December 31
	2006	2005
Accounts receivable (Note 2)	$89,781	$277,271
Receivable from related party (Note 10)	(13,497)	(21,106)
Other receivables	(416,215)	415,468
	$(339,931)	$671,633

The provision for bad debt losses is estimated by management based on individual accounts receivable which show signs of uncollectibility and an ageing analysis for receivables of over 90 days at the end of each quarter. The bad debt recovery came from the collection of long ageing debts during the nine months ended December 31, 2006, which also represented an important portion of the net income.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 9 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2007. The Ji’nan facility lease expired on April 30, 2006.  The combined lease expense for the nine months ended December 31, 2006 and 2005 amounted to $64,548 and $80,609 respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual Payments	December 31, 2006	March 31, 2006

Within one year	$44,720	$19,269

NOTE 10 –

RELATED PARTY TRANSACTIONS

Receivables from related parties

The receivables from related party mainly include advances to staff, and are carried at the expected realizable value.  Receivables from related parties consisted of the following:

	December 31, 2006	March 31, 2006

Receivables from related parties	$82,345	$105,383
Allowance for doubtful accounts	(58,173)	(70,016)

Receivables from related parties, net	$24,172	$35,367

Bad debt recovery for the nine months ended December 31, 2006 and 2005 was $(13,497) and $(21,106) respectively (See Note 8).

Accounts Payable

The Company’s accounts payable to related parties as of December 31, 2006 and March 31, 2006 was $144,041 and $80,060 respectively.

Management Compensation

For the nine months ended December 31, 2006 and 2005, the Company expensed $45,422 and $57,852 respectively, for services as management compensation.

Accrued Expenses

As of December 31, 2006, unpaid payroll and unpaid bonus due to employees were $0 and $179,259 respectively.  As of March 31, 2006, unpaid payroll due to current officers and shareholders and former officers and directors was $18,715 and unpaid bonuses to employees were $164,367.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 11 –

COMMITMENTS AND CONTINGENCIES

Operational Agreements

The Company routinely enters into various consulting arrangements as part of their operations primarily related to marketing communications and brand promotion services for customers from industries such as real estate, banking, and cosmetics.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 12 – CONCENTRATIONS

Sales

For the nine months ended December 31, 2006 and 2005, the Company had one significant customer which accounted for 64% and 68% of sales respectively.

Cost of Sales

For the nine months ended December 31, 2006 and 2005, the Company had one significant vendor which accounted for 10% and 30% of cost of sales respectively.

Accounts Receivable

As of December 31, 2006 and March 31, 2006, the Company had one customer which accounted for 59% and 79% of the Company’s accounts receivable balances respectively.

Accounts Payable

As of December 31, 2006, the Company had two vendors which accounted for 13% and 10% of the Company’s accounts payable balances respectively. No vendor had significant accounts payable balance on March 31, 2006.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended December 31, 2006 and 2005.

	For the Three Months Ended December 31		For the Nine Months Ended December, 31
	2006	2005	2006	2005

Total comprehensive income/(loss)
(Numerator)	$1,437,128	$(30,943)	1,619,498	$(237,709)
Weighted average number of common shares outstanding used in earnings per share during the period
(Denominator)	1,613,191,009	1,615,435,097	1,613,191,009	1,618,481,648
Weighted average number of common shares outstanding used in diluted earnings per share during the period
	2,184,191,009	1,615,435,097	2,184,191,009	1,618,481,648

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 14 –GOING CONCERN FACTORS

As of December 31, 2006, the Company had a working capital deficiency of $2,060,708 which would have raised substantial doubt about the Company’s ability to continue as a going concern.  However, management believes the going concern is mitigated because of the following factors: a) Convertible notes payable in the amount of $4,000,000 is included in current liabilities but the note is held by a significant shareholder and will be repaid by conversion into common stock, b) the Company has shown a net profit in each of the two most recent fiscal years and expects the trend to continue, and, c) the Company has generated positive cash flows in each of the two most recent fiscal years and expects the trend to continue.

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

Our broad range of service offerings can be categorized generally into the following groups:

•

Media consulting services.

•

Advertisement production services.

•

Advertising agent services.

•

Evaluation services.

During the nine months ended December 31, 2006, we had one significant advertising customer that accounted for approximately 64% of our revenues.

Results of Operations

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Total Revenues. Our total revenues for the nine months ended December 31, 2006 increased by 11% to US$47.91 million as compared to US$43.29 million for the nine months ended December 31, 2005. This was primarily due to significantly increased revenues from our largest customer, which accounted for 64% of our revenues for the nine months ended December 31, 2006.

Cost of Sales. Our cost of sales increased by 10% for the nine months ended December 31, 2006 to US$45.46 million as compared to US$41.20 million for the nine months ended December 31, 2005. This increase in our cost of sales corresponded with the 11% increase in our revenues for the nine months ended December 31, 2006.

Gross Profit. As a result of the foregoing, our gross profit for the nine months ended December 31, 2006 increased by 17% to US$2.45 million as compared to US$2.09 million for the nine months ended December 31, 2005. Our gross profit margin increased slightly from 4.8% for the nine months ended December 31, 2005 to 5.1% for the nine months ended December 31, 2006.

Total Expenses. Our total expenses for the nine months ended December 31, 2006 were US$0.87 million, which consisted primarily of general and administrative expenses in the amount of US$1.10 million offset in part by bad debt recovery in the amount of US$0.34 million.  This represented a 63% decrease from our total expenses of US$2.36 million for the nine months ended December 31, 2005. The significant decrease was mainly due to the improvement of debt collection, for which the bad debt changed from an expense of US$0.67 million for the nine months ended December 31, 2005 to a US$0.34 million bad debt recovery for the nine months ended December 31, 2006.

Income (Loss) Before Income Taxes. Our income before income taxes was US$1.59 million for the nine months ended December 31, 2006 compared to a loss of US$0.23 million for the nine months ended December 31, 2005, representing an increase of 891%.

Net Income (Loss).  Our net income was US$1.57 million for the nine months ended December 31, 2006, as compared to a loss of US$0.24 million for the nine months ended December 31, 2005, representing an increase of 854%.  This increase was mainly due to a decrease in bad-debt expense. Except for this, our operating results did not have any significant changes compared to the prior period.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the nine months ended December 31, 2006 and December 31, 2005:

	Nine Months Ended December 31
	2006	2005

Net cash provided by (used in) operating activities	$$902,941	$$867,379
Net cash provided by (used in) investing activities	(172,681)	60,261
Net cash provided by (used in) financing activities	618,728	31,410
Net increase (decrease) in cash and cash equivalents	1,348,988	959,050
Cash and cash equivalents (closing balance)	$4,281686	$2,057,130

Our total assets as of December 31, 2006 were US$13.77 million. Our total liabilities at December 31, 2006 were US$14.85 million. Liabilities consisted primarily of US$8.80 million in accounts payable and US$4.15 million in notes and convertible notes payable. See Note 6 to our condensed consolidated financial statements included herein.

Our net cash provided by operating activities was US$0.90 million for the six months ended December 31, 2006, as compared to US$0.87 million for the nine months ended December 31, 2005.

Our net cash used in investing activities was US$0.17 million for the nine months ended December 31, 2006 compared to net cash provided by investing activities of US$0.06 million for the nine months ended December 31, 2005.  The additional cash used by investing activities in 2006 was due primarily to increases in payments for property and equipment.

Net cash provided by financing activities was US$0.62 million in the nine months ended December 31, 2006, as compared to US$0.03 million during the nine months ended December 31, 2005. The additional cash provided by financing activities was due primarily to a loan raised in the amount of US$0.64 million in 2006.

Contractual Obligations

On October 23, 2006, we entered into a six month bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $384,187 to raise funds for our advertising business. BAHA and its legal representative provided the guarantee for this loan. The loan bears a monthly interest rate of 0.604%.

On November 29, 2006, we entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $256,124 to raise funds for our advertising business. The collateral of the loan is the office facility of SHCCA. The loan bears monthly interest at the rate of 0.6825%.

On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,507. At December 31, 2006, the outstanding amount on the note payable to JHRED was US$145,991, which bears interest at the current monthly bank rate in China.

At December 31, 2006, we had two convertible notes payable totaling US$4,000,000, which may be convertible into an aggregate of 571,000,000 shares of common stock. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock. At the current conversion price, the conversion of the notes would require us to increase our authorized share capital to be able to deliver the number of shares required under the conversion.

The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of December 31, 2006:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	US$	US$	US$	US$	US$

Capital expenditure	-	-	-	-	-
Operating leases	-	-	-	-	-
Short-term debt	4,786,302	4,786,302	-	-	-
Long-term debt	-	-	-	-	-
Total	4,786,302	4,786,302	-	-	-

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of December 31, 2006, we had an outstanding note payable in the amount of US$145,991, which is subject to a variable interest rate. We do not anticipate being exposed to material risks due to changes in market interest rates.

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

The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the Nine months ended December 31,
	2006	2005(1)	2004(1)

Net foreign exchange gain	$54,359	-	-
Percent of revenue	0.11%	-	-
Percent of profit from income before taxes	3.41%	-	-

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

ASIA PREMIUM TELEVISION GROUP, INC.

Date: February 14, 2007

By: /s/ Yan Gong

Yan Gong

Chief Executive Officer

Date: February 14, 2007

By: /s/ Hongmei Zhang

Hongmei Zhang

Finance Manager

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 14, 2007

By: /s/ Li Li

Li Li

Chairman and Director

Date: February 14, 2007

By: /s/ Qiang Jiang

Qiang Jiang

Director

Date: February 14, 2007

By: /s/ Yan Gong

Yan Gong

Director

Date: February 14, 2007

By: /s/ Min Wei

Min Wei

Director

24