Form 10-K
period 2007-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2007-06-28
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended March 31, 2007

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

COMMON STOCK, US$0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

The aggregate market value of the registrant's voting common stock held by non-affiliates as of September 30, 2006 based upon the closing price reported for such date on the OTC Bulletin Board, was US$10,563,773.

As of June 19, 2007, the registrant had 1,613,297 shares of its common stock outstanding.

Documents Incorporated by Reference:  None.

ASIA PREMIUM TELEVISION GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2006

INDEX

Page

PART I

2

Item 1

Business

2

Item 1A

Risk Factors

5

Item 1B

Unresolved SEC Comments

9

Item 2

Properties

9

Item 3

Legal Proceedings.

9

Item 4

Submission of Matters to a Vote of Security Holders.

9

PART II

9

Item 5

Market for Registrant’s Common Equity and Related Stockholder Matters

9

Item 6

Selected Financial Data

11

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 8

Financial Statements and Supplementary Data

19

Item 9

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

19

Item 9A

Controls and Procedures

19

Item 9B

Other Information

19

PART III

20

Item 10

Directors and Executive Officers of the Company

20

Item 11

Executive Compensation

21

Item 12

Security Ownership of Certain Beneficial Owners and Management

22

Item 13

Certain Relationships and Related Transactions

24

Item 14

Principal Accountant Fees and Services

25

PART IV

25

Item 15

Exhibits and Financial Statement Schedules

25

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

F-1

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

In April 2006, Tibet Hongzhi Advertising Co., Ltd. (“THZA”) was organized under the laws of China as a wholly-owned subsidiary of BHCA.

In July 2006, we sold 95% of our interests in our subsidiaries BAQM to a third party and 5% to a shareholder.

In March 2007, we carried out a reverse-split, where 1,000 shares of Common Stock, either issued and outstanding or held by the Company as treasury stock, immediately prior to the record date was reclassified and changed into one fully-paid and non-assessable share of Common Stock.

Material Developments

On June 19, 2007, our largest shareholder transferred his shares to Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI) and he no longer owns shares in the company.  In connection with the transfer of shares, two of our directors, Jiang Qiang and Miao Bulin, resigned from the board of directors at a board meeting held on June 19, 2007.  At the same meeting, Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI) appointed Xing Jing and Yu Huiyang as members of the board of directors, and the board appointed Douglas Toth as an independent director.

After the board meeting we filed a form 8-K with further information on these developments.

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

Customers

We believe that we have excellent working relationships with our customers. Some of our major clients have been using our services for more than seven years, and we continue to add new customers to our customer base. During the year ended March 31, 2007, we had one significant advertising customer which accounted for 64% of our total sales. Our largest customer is Inner Mongolia Yili Industrial Co., Ltd. (“Yili”), a leading company in the Chinese diary product industry. Yili is a publicly traded company in China and has been our customer for more than five years. Another of our other large customers is Shandong Dong-e E-jiao Group, a producer of Chinese herbal medicines and health products, which has been our customer for over eight years.

Competition

The advertising and marketing industry in China is highly competitive. The principal methods of competition in our business are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. There are many advertising agencies in China which represent customers in both local and international capacities. Our major competitors include Saatchi & Saatchi, McCann-Erickson, Shanghai Leo Burnett, Beijing Dentsu, Beijing Weilai Advertising, Guangdong Advertising, Shanghai Advertising, Shanghai Lowe & Partners, Shanghai Hakuhodo, and Beijing Dayu Weiye Advertising. According to the rankings jointly compiled by International Advertising Magazine and International Advertising Institute in July 2006, we ranked eleventh among all advertising companies in China

We believe we have the ability to compete effectively in this highly competitive industry. We have been operating in the advertising and marketing sector in China for more than ten years and are committed to continually enhancing our business to satisfy the needs of our clients and to grow our revenues. Our advertising and marketing team includes media veterans with international advertising experience as well as experienced professionals with knowledge and insight in the local Chinese market. We believe that our integrated team enables us to provide effective, high quality advertising services according to international standards and practices, and that also simultaneously cater to the preferences and needs of the local market.

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

Employees

As of June 19, 2007, we had 119 full-time employees located in China. Our employees sign one year labor contracts with us which are subject to annual renewal.

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

In the fiscal year ended March 31, 2007, one customer accounted for 64% of our total sales. In the fiscal year ended March 31, 2006, sales to one customer accounted for approximately 69% of our total sales. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of clients. The loss of those customers would cause our revenues to decline. If those customers experience financial difficulty, it could result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity. In addition, our exposure to credit risks with respect to accounts receivable is concentrated in a few customers. Although we have not experienced any material losses as a result of our customers’ default in their payment obligations in the past, we are nevertheless exposed to significant credit loss in the event of non-performance by any one of our customers in the future. We seek to mitigate this risk with credit evaluations we perform on our customers and an ongoing monitoring process we implement with respect to outstanding balances.

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

 Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI) own a large percentage of our outstanding common shares and may have the ability to influence matters requiring shareholder approval.

As of June 21, 2007, Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI) collectively owned 46.48% of our outstanding common shares. As such, Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI), if they chose to act in concert with respect to these shares, could have significant influence over shareholder actions and may have the ability to control our company and to direct our affairs, including.

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

There can be no assurance that our controlling shareholders will exercise their control in our best interests.

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

This adjustment has resulted in an approximately 6.4% accumulated appreciation of the Renminbi against the U.S. dollar up to March 31, 2007. While the international reaction to the Renminbi revaluation has generally been positive, significant international pressure may result in the adoption of an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar. There can be no assurance that the Renminbi will appreciate, or that the Renminbi will not depreciate, in the future.

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

ITEM 1B

UNRESOLVED SEC COMMENTS

None.

ITEM 2

PROPERTIES

We have entered into a building lease for our office located in Beijing. The Beijing facility lease expires on August 31, 2007 and is renewable on an annual basis. Our subsidiary SHCCA previously occupied office space in Ji’nan which we leased from a third party. Following the expiration of our Ji’nan facility lease on April 30, 2006, SHCCA moved into an office unit which we initially purchased in November 2005. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 10 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

ITEM 3

LEGAL PROCEEDINGS.

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2007. Matters submitted to a vote of security holders earlier in the fiscal year ended March 31, 2007 have been disclosed in our Form 10-Q filings.

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of May 31, 2007, our common stock was listed on the Over the Counter Bulletin Board under the symbol “ATVG” and we had approximately 92 shareholders holding 1,613,297 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

DATE	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
	(in US$)
2004
First Quarter	70	30	100	40
Second Quarter	50	20	70	25
Third Quarter	25	16	35	25
Fourth Quarter	50	13	60	14

2005
First Quarter	65	30	90	45
Second Quarter	35	30	45	38
Third Quarter	32	32	38	38
Fourth Quarter	32	20	38	25

2006
First Quarter	40	13	45	20
Second Quarter	26	20	40	30
Third Quarter	80	20	120	30
Fourth Quarter	41	7	53	90

2007
First Quarter	7	2.5	9	3

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

Securities Authorized for Issuance under Equity Compensation Plans.

During 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers, and members of our board of directors. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 2,000. As of March 31, 2007, no options had been granted under the 2001 Stock Plan.

Sales of Unregistered Securities

On August 9, 2005, we issued 1,629 shares of our common stock to one of our shareholders in connection with the settlement and repayment of a loan from the shareholder in the amount of $30,000 and other amounts owed by us to the shareholder. The market price of our common stock was $35 per share as of the date of the issuance of these shares to the shareholder. These shares were issued without registration in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) of the Securities Act.

Repurchase of Equity Securities

We did not repurchase any securities within the fiscal year ended March 31, 2007.

ITEM 6

SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the years ended March 31, 2003, 2004, 2005, 2006 and 2007. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related audited consolidated financial statements and related notes included elsewhere in this Annual Report.

The financial data for the year ended March 31, 2003 and 2004 are those of our subsidiary BAHA, which we acquired in July 2004, and its wholly-owned subsidiaries in existence in each of those fiscal years (collectively, the “Subsidiaries”). While ASTV has a March 31 fiscal year-end, BAHA and the Subsidiaries have statutory December 31 fiscal year-ends. The financial data for the years ended March 31, 2003 and 2004 are derived from financial statements of BAHA and the Subsidiaries that have been prepared and audited based on a fiscal year ended March 31 to match ASTV’s fiscal year end.

	Year ended March 31,
	2007	2006	2005	2004(1)	2003(1)
	(in US$, except number of shares and other data)
Consolidated Statement of Operations Data :
Total revenues	65,733,578	61,793,864	48,228,470	41,800,113	11,031,068
Total cost of sales	62,282,688	58,402,504	45,282,789	40,173,644	11,100,311
Total expenses	942,532	2,288,879	2,587,055	1,637,120	744,033
Income (loss) from operations before other income (expense)	2,508,358	1,102,481	358,626	(10,651)	(813,276)
Total other income (expense)	96,176	35,688	(16,684)	38,213	8,909
Income (loss) before income taxes	2,604,534	1,138,169	341,942	27,562	(804,367)
Net income (loss)	2,564,432	1,116,177	340,459	24,952	(804,947)
Net income (loss) per share (2)	1.59	0.69	0.21	0.03	(1.07)
Weighted average number of ordinary shares outstanding (2)	1,613,191	1,615,844	1,621,562	750,000	750,000

Consolidated Balance Sheet Data:
Total assets	16,051,801	16,179,000	10,805,406	11,920,281	3,098,889
Total liabilities	16,088,029	18,881,824	14,756,526	11,894,290	3,097,850
Total shareholders’ equity (deficit)	(36,228)	(2,702,824)	(3,951,120)	25,991	1,039

Other Data:
Net cash provided by operating activities	1,953,426	2,080,229	569,315	600,203	(601,356)
Net cash used by investing activities	(279,319)	(482,367)	(325,704)	(95,580)	(47,557)
Net cash provided (used) by financing activities	499,590	200,410	(190,685)	460,974	404,756

Notes

(1)

The financial data for the fiscal years ended March 31, 2004 and 2003 are those of our subsidiary BAHA and its wholly owned subsidiaries.

(2)

Based on the weighted average number of shares deemed to be outstanding during the period.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a review of our financial condition and results of operation for the years ended March 31, 2005, 2006 and 2007. The analysis is based on, and should be read in conjunction with, our audited consolidated financial statements and related notes that are included in this Annual Report.

Revenues

For the fiscal years ended March 31, 2005, 2006 and 2007, we had total revenues in the amount of US$48.2 million, US$61.8 million and US$65.8 million, respectively. Our revenues are primarily derived from the planning and execution of advertising programs in various media. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn fees vary significantly.

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

Cost of Sales

For the fiscal years ended March 31, 2005, 2006 and 2007, our cost of sales were US$45.3 million, US$58.4 million and US$62.2 million, respectively. Our cost of sales consist primarily of media charges for the use of media resources, business tax and surcharges and production costs. Media charges we pay with respect to contracts that we enter into with media suppliers to place our customers’ advertisements comprise the majority of our cost of sales. We are the primary obligors under these agreements with media suppliers, and are responsible for paying for the use of media resources regardless of whether we receive payment from our clients. The media charges we pay impact our working capital and operating cash flow, as media suppliers often require partial advance payment for the use of media resources. We record these payments as prepaid expenses. Once the services are provided by media suppliers, these prepaid expenses are transferred to our cost of sales. As of March 31, 2007, we had prepaid expenses in the amount of US$1.4 million for media charges.

Our cost of sales are directly related to servicing our clients. Our cost of sales represent a significant percentage of our revenue. In the fiscal years ended March 31, 2005, 2006 and 2007, due to our current operating model our cost of sales represented 93.9%, 94.5% and 94.8% of our total revenues, respectively, and our profit margins have historically been low. In the future, we may consider changing our operating model as discussed in the “Plan of Operation” section below to increase our profit margins.

Operating Expenses

For the fiscal years ended March 31, 2005, 2006 and 2007, our operating expenses were US$2.6. million, US$2.3 million and US$0.9 million, respectively. Our operating expenses consist of general and administrative expense, bad debt expense and depreciation. General and administrative expense comprises professional fees including legal and accounting fees, executive compensation, operating overhead, entertainment expense and other miscellaneous expenses. Bad debt expense is accrued when individual accounts receivable show signs of uncollectibility, based on an aging analysis for receivables over 90 days due on a quarterly basis at the end of each period.

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

Results of Operations

Fiscal Year ended March 31, 2007 Compared to Fiscal Year ended March 31, 2006

Total Revenues. Our total revenues for the fiscal year ended March 31, 2007 increased by 6.37% to US$65.8 million as compared to US$61.8 million for the fiscal year ended March 31, 2006. This was primarily due to increased revenues from the addition of new customers throughout the fiscal year ended March 31, 2007.

Cost of Sales. Our cost of sales increased by 6.64% during the fiscal year ended March 31, 2007 to US$62.2 million as compared to US$58.4 million for the fiscal year ended March 31, 2006. This increase in our cost of sales corresponded with the 6.37% increase in our revenues for the fiscal year ended March 31, 2007.

Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended March 31, 2007 increased by 1.75% to US$3.5 million as compared to US$3.4 million for the fiscal year ended March 31, 2006. Our gross profit margin ratio decreased slightly from 5.5% for the year ended March 31, 2006 to 5.2% for the year ended March 31, 2007.

Total Expenses. Our total expenses for the fiscal year ended March 31, 2007 were US$0.9 million which consisted primarily of general and administrative expenses of US$1.5 million, and a bad debt recovery of US$0.7 million. This represented a decrease of 58.82% from our total expenses of US$2.3 million for the fiscal year ended March 31, 2006, which was primarily the result of an increase in bad debt recovery by US$0.6 million from 2006 to 2007 and a decrease in general and administrative expenses in the amount of US$0.7 million from 2006 to 2007. The increase in bad-debt recovery for the fiscal year ended March 31, 2007 was mainly due to a decrease in average aging of our accounts receivable as a result of increased efforts expended on debt collection. The decrease in general and administrative expenses corresponded with our effort to control expenses for the fiscal year ended March 31, 2007.

Income Before Income Taxes. Our income before income taxes was US$2.6 million for the year ended March 31, 2007 compared to US$1.1 million for the fiscal year ended March 31, 2006.

Net Income. As a result of the foregoing, our net income increased by 129.7% to US$2.6 million for the fiscal year ended March 31, 2007 from US$1.1 million for the fiscal year ended March 31, 2006.

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

Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended March 31, 2006 increased by 15.1% to US$3.3 million as compared to US$2.9 million for the fiscal year ended March 31, 2005. Our gross profit margin ratio decreased slightly from 6.1% for the year ended March 31, 2005 to 5.5% for the year ended March 31, 2006.

Total Expenses. Our total expenses for the fiscal year ended March 31, 2006 were US$2.3 million which consisted primarily of general and administrative expenses of US$2.2 million. This represented a decrease of 11.5% from our total expenses of US$2.6 million for the fiscal year ended March 31, 2005, which was the combined result of a decrease in bad debt expenses by US$0.7 million from 2005 to 2006 which was partially offset by an increase in general administrative expenses in the amount of US$ 0.4 million from 2005 to 2006. The decrease in bad-debt expense for the fiscal year ended March 31, 2006 was mainly due to a decrease in average aging of our accounts receivable as a result of increased efforts expended on debt collection. The increase in general and administrative expenses corresponded with our increase in revenues for the fiscal year ended March 31, 2006.

Income Before Income Taxes. Our income before income taxes was US$1.1 million for the year ended March 31, 2006 compared to US$0.34 million for the fiscal year ended March 31, 2005.

Net Income. As a result of the foregoing, our net income increased by 227.8% to US$1.1 million for the fiscal year ended March 31, 2006 from US$0.34 million for the fiscal year ended March 31, 2005.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the fiscal years ended March 31, 2005, 2006 and 2007:

	Fiscal Year ended March 31,
	2007	2006	2005
	US$	US$	US$

Net cash provided by operating activities	1,953,426	2,080,229	569,315
Net cash used by investing activities	(279,319)	(482,367)	(325,704)
Net cash provided (used) by financing activities	499,590	200,410	(190,685)
Effect of exchange rate change on cash	103,011	36,346	-
Net increase in cash and cash equivalents	2,276,708	1,834,618	52,926
Cash and cash equivalents (closing balance)	5,209,406	2,932,698	1,098,080

Our total assets as of March 31, 2007 were US$16.1 million. Our total liabilities as of March 31, 2007 were US$16.1 million. Liabilities consisted primarily of US$9.7 million in accounts payable and US$4.1 million in notes and convertible notes payable.

Our net cash provided by operating activities did not change significantly in the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006. Our net cash provided by operating activities increased to US$2.1 million for the fiscal year ended March 31, 2006 compared to US$0.6 million for the fiscal year ended March 31, 2005. This increase was primarily due to a significant increase in accounts payable and other payables.

Our net cash used by investing activities decreased to US$0.3 million for the fiscal year ended March 31, 2007 compared to net cash used by investing activities of US$0.5 million for the fiscal year ended March 31, 2006, due primarily to decreases in payments for property and equipment.

Our net cash used by investing activities increased to US$0.5 million for the fiscal year ended March 31, 2006 compared to net cash used by investing activities of US$0.3 million for the fiscal year ended March 31, 2005. This was primarily due to increased payments for property and equipment.

Net cash provided by financing activities was US$0.5 million in the fiscal year ended March 31, 2007, as compared to net cash provided by financing activities of US$0.2 million for the fiscal year ended March 31, 2006. This increase was primarily due to short-term loans received from Ji’nan Commercial Bank Wenxi Branch. Net cash provided by financing activities was US$0.2 million in the fiscal year ended March 31, 2006, as compared to net cash used by financing activities in the amount of US$0.2 million during the fiscal year ended March 31, 2005.

Contractual Obligations

On October 23, 2006, we entered into a six-month bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $387,552 to raise funds for our advertising business. BAHA and its legal representative provided guarantees on the loan. The loan bore a monthly interest at the rate of 0.604% and was fully repaid on April 10, 2007.

On November 29, 2006, we entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $258,368 to raise funds for our advertising business. The collateral of the loan is the office facility of SHCCA. The loan bears monthly interest at the rate of 0.6825%.

On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,480. At March 31, 2007, the outstanding amount on the note payable to JHRED was US$108,514, which bears interest at the current monthly bank rate in China.

At March 31, 2007, we had two convertible notes payable totaling US$4,000,000, however, the conversion provision expired on December 31, 2006. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock.

The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of March 31, 2007:

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	US$	US$	US$	US$	US$

Capital expenditure	-	-	-	-	-
Operating leases	23,777	23,777	-	-	-
Short-term debt	4,754,434	4,754,434	-	-	-
Long-term debt	-	-	-
Total	4,778,211	4,778,211	-	-	-

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of March 31, 2007, we had an outstanding note payable in the amount of US$108,514 which is subject to a variable interest rate, and two short-term loans in the amount of US$387,552 and $258,368, which are subject to a monthly interest at the rate of 0.604% and 0.6825%, respectively. We do not anticipate being exposed to material risks due to changes in market interest rates.

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

The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the year ended March 31,
	2007	2006	2005(1)

Net foreign exchange gain	102,164	$ 23,418	-
Percent of revenue	0.15%	0.04%	-
Percent of profit from income before taxes	3.92%	2.06%	-

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

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	TERM EXPIRES
Jing Xing	40	Director	June 2008
Li Li	44	Chairman and Director	June 2008
Yan Gong	43	Chief Executive Officer and Director	June 2008
Hongmei Zhang	42	Finance Manager	June 2008
Huiyang Yu	26	Director	June 2008
Douglas J. Toth	46	Director	June 2008

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

Yan Gong has served as a director of our company since March 2003 and served as our Chief Executive Office since July 2006. From March 2003 to June 2006, Mr. Gong served as our Chief Operating Officer. Mr. Gong has also served as Chief Operating Officer of our subsidiary BAHA since 2002. From 1997 to 2002 Mr. Gong was the General Manager of BAHA. Mr. Gong is also on the board of directors of our subsidiaries BAHA, BHCA, SHCCA and TACM. Mr. Gong studied business management in Japan.

Hongmei Zhang has served as our Finance Manager from July 2006. From 1998 to June 2006, Ms. Zhang worked for our subsidiary BAHA first as chief accountant, then Vice-Finance Manager and subsequently as Finance Manager.

Jing Xing has served has a director since June 2007.  Since 2006, Mr. Xing has served as president of Sun New Media Inc., president of investment business at Sun Media Investment Group, chairman of the board of Sun Capital Consultant Ltd,  and as the CEO of China Media Tradex Limited.  From 2003 to 2006, Mr. Xing served as chairman, vice chairman, executive director and CEO of SMI Corporation Ltd. ( formerly known as Star East Holdings Limited, HK listing symbol 198 ).  From 2003 to 2006 he also served as executive director of Stellar Megamedia Group Limited.  From 2003 to 2005, Mr. Xing served as executive director & general manager of Sun TV, chairman and executive director of SMI Publishing Group Limited ( HK listing symbol 8010 ), and as vice chairman and executive director of M-Channel Limited (HK listing symbol 8036).  Since 2000, Mr. Xing has served as the vice chairman and executive director of a newspaper in Beijing, the People’s Republic of China called the Beijing Daily Messenger.  From 1999 to 2005, Mr. Xing was the chairman and CEO of Beijing KP Network Technical Co. Ltd..  Mr. Xing holds master degree of science from the Beijing Software Graduate School of Beijing University.

Huiyang Yu has served as a director since June 2007. Since 2005, Mr. Yu has been self-employed as a consultant in brand marketing. From 2003 to 2005, Mr. Yu served as sales manager for Germany Vaillant Group. Mr. Yu holds a bachelors degree from the Beijing Second Foreign Language University

Douglas J. Toth  has served as a director since June 2007.  Since 2002, Mr. Toth has served as CEO of Groupmark Financial Ltd..  From 1998 to 2002, Mr. Toth served as a director of Somerset Financial Group. Additionally, he has knowledge of financial and SEC reporting. Mr. Toth studied theoretical mathematics at Rutgers University and finance at the New York Institute of Finance.

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

ITEM 11

EXECUTIVE COMPENSATION

For the fiscal year ended March 31, 2007, we paid US$59,976 in compensation to our management.

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

The following table sets forth the compensation paid in respect of the years ended March 31, 2005, 2006 and 2007 to our Chief Executive Officer, to each of the three other most highly paid officers and to each of our directors.

NAME AND PRINCIPAL POSITION	YEAR	SALARY (US$)	BONUS (US$)	OTHER ANNUAL COMPENSATION

Qiang Jiang(1)	2005	$ 14,857	-0-	-0-
Chief Executive Officer and Director	2006	$ 15,214	-0-	-0-
	2007	-0-	-0-	-0-

Li Li	2005	$28,586	-0-	-0-
Chairman and Director	2006	$29,194	-0-	-0-
	2007	$29,993	-0-	-0-

Yan Gong	2005	$23,982	-0-	-0-
Chief Executive Officer and Director	2006	$24,031	-0-	-0-
	2007	$23,942	-0-	-0-

Hongmei Zhang	2005	$5,145	-0-	-0-
Financial Manager	2006	$5,313	-0-	-0-
	2007	$6,571	-0-	-0-

Chuan He	2005	$10,759	-0-	-0-
Media Planning Manager	2006	$10,676	-0-	-0-
	2007	$12,866	-0-	-0-

Dapeng Sun	2005	$4,762	-0-	-0-
Customer Service Manager	2006	$4,918	-0-	-0-
	2007	$6,503	-0-	-0-

___________________________________

(1)

Qiang Jiang ceased to be our Chief Executive Officer on June 30, 2006, and ceased to be our director on June 19, 2007.

In 2004, certain of our shareholders, directors, and officers entered into an agreement with us to establish a fund wherein shares of common stock would be returned to us by the shareholders for no additional consideration. The returned shares would be cancelled and subsequently re-issued by us as incentives to compensate new officers, directors and other management team members. On July 28, 2005, one of our shareholders returned 10,000 shares to us. These shares have been cancelled but had not been re-issued to any management personnel as of March 31, 2006.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 19, 2007, the number and percentage of the 1,613,297 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common	Hershop.com Ltd. (BVI) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	281,251	17.43%
Common	Global Women Multi-Media Co., Ltd. (BVI) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	468,751	29.05%
Common	Jing Xing(1) 73 Jupiter Road Singapore, 576550	-0-	-0-
Common	Huiyang Yu(1) Room 406,New Four Building,Baojia street,Xicheng district,Beijing, China	-0-	-0-
Common	Douglas J. Toth(1) 1120 6th Ave. 4th Floor New York, NY 10032	-0-	-0-
Common	Li Li (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Yan Gong (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Faithhill Investments Limited (2) P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, BVI	204,235	12.65%
Common	Vesto Pacific Holdings, Ltd. 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	200,001	12.39%
Common	Sun New Media Inc. No 5 Bldg Shiqiao, World Apt 1st Fl, Dongsanhuan Road, Beijing, People’s Republic of China	99,630	6.17%
Common	Beijing Shengshi Chuanren Advertising Co., Ltd. 5 Bei Feng Xiang Technology Development Zone, Yangsong Town, Huairou, Beijing People’s Republic of China	96,766	5.99%
Common	Capital Holdings, LLC 5882 South 900 East, Ste 202 Salt Lake City, UT 84121	83,616	5.18%
Common	Officer and Directors as a Group: 5 persons	0	0

__________________________

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

In July 2005, we entered into a loan settlement agreement (the “Loan Settlement Agreement”) with Zheng (Bruno) Wu, one of our shareholders, pursuant to which Mr. Wu agreed to loan us US$30,000, which was to be repaid by the issuance of our shares to Mr. Wu, and to accept repayment for a previous loan to us in the amount of US$27,027 in the form of additional shares. On August 9, 2005, pursuant to the Loan Settlement Agreement, we issued 1,629 shares of our common stock, valued at the market price of $35 per share, to Mr. Wu as repayment for the loans in the amount of US$30,000 and US$27,027.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by HJ & Associates, LLC, our current accountant, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements was US$84,000 for the fiscal year ended March 31, 2006 and US$90,000 for the fiscal year ended March 31, 2007.

Audit-Related Fees

There were no audit-related fees billed by our principal accountant during the fiscal year ended March 31, 2007. In the fiscal year ended March 31, 2006, our principal accountant billed fees in the amount US$2,500 in connection with responding to comments we received from the SEC with respect to our annual report on Form 10-KSB for the year ended March 31, 2005 we filed with the SEC.

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

2.

Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-8 hereof.

3.

Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation(1)
3.2	Articles of Amendment to Charter(1)
3.3	Certificate of Amendment to Certificate of Incorporation (2)
3.4	Bylaws (3)
10.1	Convertible Promissory Note(4)
10.2	Convertible Promissory Note (4)
10.3	Registration Rights Agreement(4)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Finance Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Finance Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

(1)

Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)

Incorporated by reference to our report on Form 8-K filed on December 9, 2002.

(3)

Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on   June 28, 2006.

(4)

Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on   May 20, 2003.

(5)

Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on   August 11, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Asia Premium Television Group, Inc.

Beijing, China

We have audited the consolidated balance sheets of Asia Premium Television Group, Inc. and subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of income, comprehensive loss, stockholders equity (deficit) and cash flows for each of the three years in the period ended March 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial  position of Asia Premium Television Group, Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ HJ &Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

May 25, 2007

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	March 31, 2007	March 31, 2006
CURRENT ASSETS
Cash	$5,209,406	$2,932,698
Short-term investment	25,931	-
Accounts receivable, net of allowance for doubtful accounts (Note 2)	8,049,236	8,585,429
Receivable from related party, net of allowance for doubtful accounts (Note 11)	36,874	35,367
Other receivables, net of allowance for doubtful accounts	244,190	377,037
Prepaid expenses (Note 3)	1,449,404	3,298,048
Other current assets	30,370	9,693
Total Current Assets	15,045,411	15,238,272
PROPERTY AND EQUIPMENT, NET (Note 4)	1,006,390	934,810

OTHER ASSETS	-	5,918

Total Assets	$16,051,801	$16,179,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$9,720,917	$10,181,968
Accounts payable – related party (Note 11)	70,693	80,060
Accrued expenses	451,001	467,455
Customer deposits	828,778	1,117,725
Other payables	262,206	2,780,023
Short-term loan (Note 5)	645,920	-
Notes payable, current (Note 6)	108,514	149,761
Convertible notes payable (Note 6)	4,000,000	4,000,000
Total Current Liabilities	16,088,029	18,776,992

NON CURRENT LIABILITIES
Notes payable (Note 6)	-	104,832

Total Liabilities	$16,088,029	$18,881,824

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,750,000,000 shares authorized, 1,623,297 and 1,623,191 shares issued, 1,613,297 and 1,623,191 shares outstanding	1,623	1,623
Less: Treasury stock at cost	(10)	(10)
Capital in excess of par value (deficit)	(2,453,719)	(2,453,719)
Accumulated other comprehensive income	125,582	23,418
Retained earnings (deficit)	2,290,296	(274,136)
Total Stockholders' Equity (Deficit)	(36,228)	(2,702,824)

Total Liabilities and Stockholders’ Equity (Deficit)	$16,051,801	$16,179,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations

	For the Years Ended March 31
	2007	2006	2005

REVENUE	$65,733,578	$61,793,864	$48,228,470
COST OF SALES	62,282,688	58,402,504	45,282,789
GROSS PROFIT	3,450,890	3,391,360	2,945,681

General and administrative	1,464,695	2,203,081	1,776,163
Bad debt expenses (recovery) (Note 8)	(678,480)	(26,975)	736,264
Depreciation	156,317	112,773	74,628
Total Expenses	942,532	2,288,879	2,587,055

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	2,508,358	1,102,481	358,626

OTHER INCOME (EXPENSE)
Gain on disposal of assets	6,637	689	-
Gain on extinguishments of debts	88,515	-	-
Interest expense	(24,181)	(6,206)	(36,254)
Interest income	45,961	47,622	17,019
Other income (expense)	(20,756)	(6,417)	2,551
Total Other Income (Expense)	96,176	35,688	(16,684)
INCOME BEFORE INCOME TAXES	2,604,534	1,138,169	341,942

CURRENT INCOME TAX EXPENSE (Note 9)	40,102	21,992	1,483

NET INCOME	$2,564,432	$1,116,177	$340,459

BASIC INCOME PER SHARE (Note 14)	$1.59	$0.69	$0.21

DILUTED EARNINGS PER COMMON SHARE (Note 14)	$1.59	$0.65	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders' Equity (Deficit)

	Common Stock		Capital in excess of par value (deficit)	Accumulated other comprehensive income	Retained Earnings (Deficit)	Total Stockholders’ equity (Deficit)
	Shares	Dollars
Balance, March 31, 2004	750,000	750	1,756,013	-	(1,730,772)	25,991
Recapitalization of Subsidiaries (Note1)	871,668	871	(4,318,441)	-	-	(4,317,570)
Net income for the year ended March 31, 2005	-	-	-	-	340,459	340,459
Balance, March31, 2005	1,621,668	1,621	(2,562,428)	-	(1,390,313)	(3,951,120)
Shares issued for debt	1,629	2	57,024	-	-	57,026
Treasury Stock	(10,000)	(10)	10	-	-	-
Debt forgiveness	-	-	51,675	-	-	51,675
Foreign Currency translation Adjustment	-	-	-	23,418	-	23,418
Net income for the year ended March 31, 2006	-	-	-	-	1,116,177	1,116,177
Balance, March 31,2006	1,613,297	1,613	(2,453,719)	23,418	(274,136)	(2,702,824)
Foreign Currency translation Adjustment	-	-	-	102,164	-	102,164
Net income for the year ended March 31, 2007	-	-	-	-	2,564,432	2,564,432
Balance, March 31,2007	1,613,297	$1,613	$(2,453,719)	$125,582	$2,290,296	$(36,228)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

	For The Years Ended March 31
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$2,564,432	$1,116,177	$340,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	156,317	112,773	74,628
Bad debt expense	(678,480)	(26,975)	736,264
Gain on disposal of assets	13,670	(689)	-
Changes in assets and liabilities:
(Increase) in accounts receivable & other receivable	1,301,530	(3,947,491)	(1,411,819)
Decrease (Increase) in prepaid expense	1,848,646	511,338	2,176,608
Decrease (Increase) in other current assets	(20,677)	16,561	(26,254)
Decrease (Increase) in other non-current assets	5,918	5,439	(11,357)
Increase (Decrease) in accounts payable & other payable	(2,978,868)	4,118,362	(503,954)
Increase in accounts payable-related party		-	-
Increase in accrued expenses	(16,454)	135,679	92,196
Increase (Decrease) in customer deposits	(288,948)	590	(897,456)
Exchange gain	46,340	38,465	-

Net Cash Provided by Operating Activities	1,953,426	2,080,229	569,315

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(260,275)	(569,376)	(400,629)
Proceeds from disposal of property and equipment	6,886	4,834	-
Proceeds from (payments for) note receivable	(25,930)	82,175	74,925

Net Cash Used by Investing Activities	(279,319)	(482,367)	(325,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	645,920	-	-
Proceeds from note payable	-	254,593	78,550
Payments for note payable	(146,078)	(259,819)	-
Decrease (Increase) in advances receivable-related party	9,116	221,042	(44,565)
(Decrease) in advances payable-related party	(9,368)	(15,406)	(224,670)

Net Cash Provided (Used) by Financing Activities	499,590	200,410	(190,685)

Effect of Exchange Rate Change on Cash	103,011	36,346	-

NET INCREASE IN CASH	2,276,708	1,834,618	52,926

CASH AT BEGINNING OF PERIOD	2,932,698	1,098,080	1,045,154

CASH AT END OF PERIOD	$5,209,406	$2,932,698	$1,098,080

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows (Continued)

	For The Years Ended March 31
	2007	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for

Interest	$27,128	$6,206	$-
Income taxes	$45,538	$12,932	$1,483

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCINGACTIVITIES

For the year ended March 31, 2007

None

For the year ended March 31, 2006

On July 28, 2005, one of the shareholders returned 10,000 shares to the Company for cancellation and potential reissuance as incentives to compensate new officers, directors and other management team members. (Note 7)

During July 2005 the Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize general release agreements.  On August 9, 2005, 1,629 shares of common stock was issued to the shareholder to repay all loans owed according to the shareholder loan settlement agreement. (Note 12)

For the year ended March 31, 2005

The Company finalized its acquisition of Beijing Asia Hongzhi Advertising Co., Ltd. on July 9, 2004. The transaction has been accounted for in a manner similar to a “reverse acquisition”.

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

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

March 31, 2007, 2006 and 2005

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

Reclassification

The financial statements for years prior to March 31, 2007 have been reclassified to conform to the headings and classifications used in the March 31, 2007 financial statements.

Minority Interests

Under the laws of the People’s Republic of China, a Chinese company with limited liabilities must have no less than two shareholders.  Small minority interests exist in BHCA, SHCCA and THZA because of this requirement.  However, the Company has agreements with those individuals to hold these interests only on behalf of the Company.  In substance, the Company controls all of the rights of the minority interest shareholders, and the holders of minority interests in BHCA, SHCCA and THZA have no economic interests in these subsidiaries, therefore the Company has accounted for the subsidiaries as being wholly-owned.

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

March 31, 2007, 2006 and 2005

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  This statement requires an asset and liability approach for accounting for income taxes (See Note 9).

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share (See Note 14).

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

BAHA, BHCA, SHCCA, TACM, BAQM and THZA’s functional currency is the China Renminbi (“RMB”).  AOI’s functional currency is the Macau SAR Pataca (“MOP”). APTV-BVI’s functional currency is the Hong Kong SAR Dollar (“HKD”).

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

March 31, 2007, 2006 and 2005

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

March 31, 2007, 2006 and 2005

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

Advertising expenses

Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company, are expensed as incurred.  Advertising expenses included in general and administration expenses are advertising costs of $0, $187,871 and $0, for the years ended March 31, 2007, 2006 and 2005, respectively.

Bonus Plan

The Company has set up an over-performance related staff compensation system for all of its PRC operating subsidiaries.  The bonus is computed on a specified percentage of income before bonuses.  These bonuses charged to general and administrative expenses were $0, $164,367 and $0 for the years ended March 31, 2007, 2006 and 2005.

Other comprehensive income

Other comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners.  Accumulated other comprehensive income at March 31, 2007 represented the cumulative foreign currency translation adjustment.

NOTE 2 –

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31 2007	March 31 2006

Accounts receivable - trade	$8,522,545	$9,289,096
Allowance for doubtful accounts	(473,309)	(703,667)

Accounts receivable, net	$8,049,236	$8,585,429

Bad debt expense for the year ended March 31, 2007, 2006 and 2005 was $(249,567), $104,272 and $81,568 respectively (See Note 8).

NOTE 3 –

PREPAID EXPENSES

At March 31, 2007, the Company had prepaid expenses of $1,449,404. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	March 31 2007	March 31 2006

Office equipment	$669,966	$623,719
Vehicles	685,874	497,629
Leasehold improvement	46,700	45,115
Less accumulated depreciation	(396,150)	(231,653)

	$1,006,390	$934,810

Depreciation expense for the year ended March 31, 2007, 2006 and 2005 was $156,317, $112,773 and $74,628 respectively.

NOTE 5 –

SHORT-TERM LOANS

On October 23, 2006, the Company entered into a six-month bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $387,552 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bore a monthly interest at the rate of 0.604% and has been fully repaid on April 10, 2007.

On November 29, 2006, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $258,368 to raise funds for its advertising business. The collateral of the loan is the office facility of SHCCA. The loan bears monthly interest at the rate of 0.6825%.

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

March 31, 2007, 2006 and 2005

NOTE 6 –

NOTES PAYABLES (Continued)

Convertible Notes Payable

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

The Company account for the conversion feature of the convertible note under the guidance of EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  The conversion provision expired on December 31, 2006.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 6 –

NOTES PAYABLES (Continued)

Notes Payable

On October 18, 2005 the Company entered into a note payable with Jinan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA.  The note should be repaid on a monthly basis no less than $12,480 per month and matured on October 17, 2007.  At March 31, 2007, the unpaid note payable to JHRED is $108,514, which is subjected to the interest based on the current monthly bank rate.

The following is a maturity schedule for the next five years.

Minimum Annual Payments	March 31, 2007	March 31, 2006

Within one year	$4,108,514	$4,149,761
After one year but within two years	-	104,832
	$4,108,514	$4,254,593

NOTE 7 -  CAPITAL STOCK

Common Stock

On March 26, 2007, the Company effected a reverse stock split of its common stock, par value $0.001 per share, whereby each one thousand shares of Common Stock, either issued and outstanding or held by the Company as treasury stock, immediately prior to the record date was reclassified and changed into one fully-paid and non-assessable share of Common Stock. All fractional shares were rounded up to ensure each shareholder receives at least one post-split share.

At March 31, 2007, the Company had 1,623,297 shares issued and 1,613,297 shares outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of March 31, 2007 and 2006.

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. At March 31, 2007 and 2006, no options were granted under the Plan.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 7 -  CAPITAL STOCK (Continued)

Development Fund

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein 0.65 million shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members based on the management effort and performance decided by the three shareholders.

On July 28, 2005, one of the shareholders returned 10,000 shares to the Company, which is treated as treasury stock at the face value and the premium as additional paid-in capital.  The shares have been valued at a predecessor cost value of $0.001 per share.  At present, only 10,000 shares have been returned and no shares have been reissued.  When the shares are reissued to management personnel, the Company will record the fair market value of the shares issued as compensation expenses.

NOTE 8 -

BAD DEBT EXPENSES (RECOVERY)

The following is a summary of bad debt expenses (recovery):

	March 31, 2007	March 31, 2006	March 31, 2005
Accounts receivable (Note 2)	$(249,567)	$104,272	$81,568
Receivable from related party (Note 11)	(12,800)	(44,834)	(68,978)
Other receivables	(416,113)	(86,413)	723,674
	$(678,480)	$(26,975)	$736,264

NOTE 9 -

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.

United States operations

The Company has available at March 31, 2007 unused United States operating loss carryforwards of $399,645 which may be applied against future taxable income.  The deferred tax assets, which consist of net operating losses, equal approximately $59,947 for the years ended March 31, 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2007, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is $1,173 for the year ended March 31, 2007.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 9 -

INCOME TAXES (Continued)

United States operations (Continued)

The temporary differences gave rise to the following deferred tax asset (liability):

	March 31, 2007	March 31, 2006
Net operating loss carryover - federal	$59,947	$61,120
Valuation allowance	(59,947)	(61,120)
Deferred Tax Asset (Liability)	$-	$-

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the year ended:

	March 31, 2007	March 31, 2006	March 31, 2005
Computed tax at the expected
federal statutory	15%	15%	15%
Valuation allowance	(15)%	(15)%	(15)%
Effective income tax rates	-	-	-

Foreign operations

The Company has available at March 31, 2007, 2006 and 2005, unused PRC operating loss carryforwards of $814,481, $1,480,600 and $1,460,161, respectively, which may be applied against future taxable income.  The deferred tax assets, which consist of bad debt allowance and net operating losses, equal approximately $268,800, $488,600 and $481,800 for the years ended March 31, 2007, 2006 and 2005. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2007, 2006 and 2005, therefore, no deferred tax asset has been recognized.  The change in the valuation allowance is approximately $(219,800), $6,800 and $12,800 for the years ended March 31, 2007, 2006 and 2005, respectively.

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

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 9 -

INCOME TAXES (Continued)

Foreign operations (Continued)

	March 31, 2007	March 31, 2006	March 31, 2005
Current income tax expense:
Book income	$856,916	$418,411	$215,922
Bad debt expense (recovery)	(223,898)	(8,902)	(53,177)
Entertainment	6,262	11,698	4,274
Payroll related expenses	67,525	116,184	141,761
Interest expense	-	(2,232)	6,710
Accrued bonuses	(55,833)	54,241	-
Other	9,671	1,995	25,391
Net operating loss from loss entities	(8,152)	15,568	-
Tax exempt income	(612,389)	(584,971)	(339,398)
Tax expense	$40,102	$21,992	$1,483

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting net operating loss	$-	$-	$-
Valuation allowance	219,800	(6,800)	(12,800)
Allowance for bad debts	(219,800)	6,800	12,800
Net deferred tax expense	$-	$-	$-

The temporary differences gave rise to the following deferred tax asset (liability):

	March 31, 2007	March 31, 2006
Net operating loss carryover	$8,050	$15,600
Allowance for bad debt	260,750	473,000
Valuation allowance	(268,800)	(488,600)
Deferred Tax Asset (Liability)	$-	$-

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 10 -

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2007. The Ji’nan facility lease expires on April 30, 2006.  The combined lease expense for the years ended March 31, 2007, 2006 and 2005 amounted to $87,599, $116,665 and $70,197, respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual Payments	March 31, 2007	March 31, 2006

Within one year	$23,777	$19,269

NOTE 11 -

RELATED PARTY TRANSACTIONS

Receivables from related party

The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

	March 31 2007	March 31 2006

Receivables from related party	$96,268	$105,383
Allowance for doubtful accounts	(59,394)	(70,016)

Receivables from related party, net	$36,874	$35,367

Bad debt expense (recovery) for the years ended March 31, 2007, 2006 and 2005 was $(12,800), $(44,834) and $(68,978) respectively (See Note 8).

Accounts Payable

The Company has accounts payable to related parties at March 31 2007 and 2006 of $70,693 and $80,060 respectively.

Management Compensation

For the years ended March 31, 2007, 2006 and 2005, the Company expensed $59,976, $77,225 and $104,411 respectively, for services as management compensation.

Accrued Expenses

At March 31, 2007, unpaid bonus to employees is $123,804, which is included within accrued expenses on the face of the balance sheet.  At March 31 2006, unpaid payroll due to current officers and shareholder/former officer/director is $18,715 and unpaid bonus to employees is $164,367.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 12 -

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

The Company entered into a shareholder loan settlement agreement of $30,000 from a shareholder to finalize the general release agreement in July 2005. On August 9, 2005, 1,629 shares of common stock was issued to the shareholder to repay the $30,000 loan and previous $27,027 payables owed according to the shareholder loan settlement agreement at the market price of $35 per share.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007, 2006 and 2005

NOTE 13 –CONCENTRATIONS

Sales

For the year ended March 31, 2007, the Company had had two significant customers which accounted for 64%, and 10% of sales.

For the year ended March 31, 2006, the Company had one significant customer which accounted for 69% of sales.

For the year ended March 31, 2005, the Company had two significant customers which accounted for 52%, and 10% of sales.

Cost of Sales

The cost of sales during the year ended March 31, 2007, 2006 and 2005 were $62,282,688, $58,402,504 and $45,282,789. Cost associated with China Central TV Station (CCTV) accounted for 10%, 24% and 25% of the cost of sales respectively.

Accounts Receivable

At March 31, 2007, the Company had two customers which accounted for 59% and 19% of the Company’s accounts receivable balances respectively.

At March 31, 2006, the Company had one customer which accounted for 79% of the Company’s accounts receivable balances.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 14 –EARNINGS PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended March 31, 2007, 2006 and 2005.

	For The Years Ended March 31
	2007	2006	2005
Income available to common shareholders (Numerator)	2,564,432	$1,116,177	$340,459
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	1,613,191	1,615,844	1,621,562
Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	1,613,191	1,715,844	1,701,562

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: June 28, 2007

By:  /s/ Yan Gong

Yan Gong

Chief Executive Officer

Date: June 28, 2007

By: /s/ Hongmei Zhang

Hongmei Zhang

Finance Manager

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 28, 2007

By: /s/ Li Li

Li Li

Chairman and Director

Date: June 28, 2007

By: /s/ Yan Gong

Yan Gong

Director

Date: June 28, 2007

By: /s/ Jing Xing

Jing Xing

Director

Date: June 28, 2007

By: /s/ Huiyang Yu

Huiyang Yu

Director

Date: June 28, 2007

By: /s/ Douglas J. Toth

Douglas J. Toth

Director