Form 10-Q
period 2007-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2007-08-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

86-10-6582-7900

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐No

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes  xxxNo

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     ☐Yes  ☐No

As of August 8, 2007, the registrant had 1,613,297 shares of its common stock outstanding.

ASIA PREMIUM TELEVISION GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30, 2007	March 31 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$7,234,669	$5,209,406
Short-term investment	-	25,931
Accounts receivable, net of allowance for doubtful accounts (Note 2)	6,894,294	8,049,236
Receivable from related party, net of allowance for doubtful accounts (Note 10)	40,839	36,874
Other receivables, net of allowance for doubtful accounts	263,081	244,190
Prepaid expenses (Note 3)	2,230,823	1,449,404
Other current assets	35,741	30,370
Total Current Assets	16,699,447	15,045,411
PROPERTY AND EQUIPMENT, NET (Note 4)	981,875	1,006,390

Total Assets	$17,681,322	$16,051,801
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,114,269	$9,720,917
Accounts payable – related party (Note 10)	78,554	70,693
Accrued expenses	467,456	451,001
Customer deposits	2,216,919	828,778
Other payables	182,008	262,206
Short-term loan (Note 5)	656,556	645,920
Notes payable, current (Note 6)	70,908	108,514
Convertible notes payable (Note 6)	4,000,000	4,000,000
Total Current Liabilities	17,786,670	16,088,029

Total Liabilities	$17,786,670	$16,088,029
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 1,750,000,000 shares authorized, 1,623,297 shares issued, 1,613,297 shares outstanding	1,623	1,623
Less: Treasury stock	(10)	(10)
Capital in excess of par value (deficit)	(2,453,719)	(2,453,719)
Accumulated other comprehensive income	188,287	125,582
Retained earnings (deficit)	2,158,471	2,290,296
Total Stockholders’ Equity (Deficit)	(105,348)	(36,228)

Total Liabilities and Stockholders’ Equity (Deficit)	$17,681,322	$16,051,801

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
and Other Comprehensive Income

	For the Three Months Ended June 30,
	2007	2006
REVENUE	$15,590,570	$20,491,876
COST OF SALES	14,796,311	19,540,806
GROSS PROFIT	794,259	951,070
EXPENSE
General and administrative	361,268	375,820
Bad debt expenses (recovery) (Note 8)	510,473	(53,470)
Depreciation	44,979	32,483
Total Expenses	916,720	354,833

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(122,461)	596,237
OTHER INCOME (EXPENSE)
Interest expense	(11,918)	(2,730)
Interest income	16,414	5,619
Other income	(6,447)	-
Total Other Income (Expense)	(1,951)	2,889
INCOME (LOSS) BEFORE INCOME TAXES	(124,412)	599,126
CURRENT INCOME TAX EXPENSE	7,413	18,472
NET INCOME (LOSS)	$(131,825)	$580,654

OTHER COMPREHENSIVE INCOME
Foreign Currency translation Adjustment	62,705	3,415

TOTAL COMPREHESIVE INCOME	$(69,120)	$584,069

BASIC INCOME (LOSS) PER SHARE (Note 13)	$(0.08)	$0.36

DILUTED EARNINGS (LOSS) PER SHARE (Note 13)	$(0.08)	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(131,825)	$580,654
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	44,979	32,483
Bad debt expense (recovery)	510,473	(53,470)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable & other receivable	602,371	(3,780,110)
Decrease (Increase) in prepaid expense	(781,419)	1,920,765
Decrease (Increase) in other current assets	(5,370)	(3,766)
Decrease (Increase) in other non-current assets	-	5,918
Increase in accounts payable & other payable	313,153	3,083,765
Increase (Decrease) in accrued expenses	16,455	32,126
Increase (Decrease) in customer deposits	1,388,142	1,614,643
Exchange gain	90,992	6,974

Net Cash Provided by Operating Activities	2,047,951	3,439,982

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(25,811)	(58,058)
Proceeds from note receivable	25,930	(125,819)

Net Cash Provided (Used) by Investing Activities	119	(183,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	393,933	-
Payments for short-term loan	(383,297)	-
Payments for note payable	(37,607)	(36,973)
(Increase) in advances receivable-related party	(3,697)	(19,326)
Increase in advances payable-related party	7,861	10,593

Net Cash Used by Financing Activities	(22,807)	(45,706)

NET INCREASE IN CASH	2,025,263	3,210,399

CASH AT BEGINNING OF PERIOD	5,209,406	2,932,698

CASH AT END OF PERIOD	$7,234,669	$6,143,097

Cash paid during the period for
Interest	$11,918	$3,141
Income taxes	$10,419	$13,548

The accompanying notes are an integral part of these consolidated financial statements

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended March 31, 2007, filed on June 28, 2007.  Operating results for the three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Reclassification

The financial statements for periods prior to June 30, 2007 have been reclassified to conform to the headings and classifications used in the June 30, 2007 financial statements.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2007	March 31, 2007

Accounts receivable - trade	$7,897,219	$8,522,545
Allowance for doubtful accounts	(1,002,925)	(473,309)

Accounts receivable, net	$6,894,294	$8,049,236

Bad debt expense (recovery) for the three months ended June 30, 2007 and 2006 was $511,867and $(228,352) respectively (See Note 8).

NOTE 3 –

PREPAID EXPENSES

At June 30, 2007, the Company had prepaid expenses of $2,230,823. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance.  The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.

NOTE 4 –

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	June 30, 2007	March 31, 2007

Office equipment	$716,880	$669,966
Vehicles	587,994	685,874
Leasehold improvement	123,478	46,700
Less: accumulated depreciation	(446,477)	(396,150)

	$981,875	$1,006,390

Depreciation expense for the three months ended June 30, 2007 and 2006 was $44,979 and $32,483, respectively.

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

On May 11, 2007, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $393,933 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bore a monthly interest at the rate of 0.69225%.

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

Notes Payable

On October 18, 2005 the Company entered into a note payable with Jinan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA.  The note should be repaid on a monthly basis no less than $12,507 per month and matured on October 17, 2007.  At June 30, 2007 and March 31, 2007, the unpaid note payable to JHRED is $70,908 and $108,514 respectively, which is subjected to the interest based on the current monthly bank rate.

The following is a maturity schedule for the next five years.

Minimum Annual Payments	June 30, 2007	March 31, 2007

Within one year	$4,070,908	$4,108,514
After one year but within two years	-	-
	$4,070,908	$4,108,514

NOTE 7 – CAPITAL STOCK

Common Stock

On March 26, 2007, the Company effected a reverse stock split of its common stock, par value $0.001 per share, whereby each one thousand shares of Common Stock, either issued and outstanding or held by the Company as treasury stock, immediately prior to the record date was reclassified and changed into one fully-paid and non-assessable share of Common Stock. All fractional shares were rounded up to ensure each shareholder receives at least one post-split share. All references to common stocks have been retrospectively restated.

At June 30, 2007 and March 31, 2007, the Company had 1,623,297 shares issued and 1,613,297 shares outstanding.

Warrants/Options

The Company has no warrants/options issued and outstanding as of June 30, 2007 and March 31, 2007.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 7 – CAPITAL STOCK (Continued)

2001 Stock Plan

During 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the board is empowered to grant stock options to employees, consultants, officers, and Board of Directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000,000. At June 30, 2007 and March 31,2007, no options were granted under the Plan.

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

NOTE 8 –

BAD DEBT EXPENSES (RECOVERY)

The following is a summary of bad debt expenses (recovery):

	For the Three Months Ended June 30,
	2007	2006
Accounts receivable (Note 2)	$511,867	$(228,352)
Receivable from related party (Note 10)	(1,222)	3,313
Other receivables	(172)	171,569
	$510,473	$(53,470)

NOTE 9 –

OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and Ji’nan.  The Beijing facility lease expires on August 31, 2007. The Ji’nan facility lease expires on April 30, 2006.  The combined lease expense for the three months ended June 30, 2007 and 2006 amounted to $23,431 and $25,360 respectively.  The following is a schedule of minimum annual rental payments for the next five years.

Minimum Annual Payments	June 30, 2007	March 31, 2007

Within one year	$569	$23,777

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 10 –

RELATED PARTY TRANSACTIONS

Receivables from related parties

The receivables from related parties mainly include advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

	June 30, 2007	March 31, 2007

Receivables from related parties	$99,965	$96,268
Allowance for doubtful accounts	(59,126)	(59,394)

Receivables from related parties, net	$40,839	$36,874

Bad debt expense (recovery) for the three months ended June 30, 2007 and 2006 was $(1,222) and $3,313 respectively (See Note 8).

Accounts Payable

The Company has accounts payable to related parties at June 30, 2007 and March 31, 2007 of $78,554 and $70,693 respectively.

Management Compensation

For the three months ended June 30, 2007 and 2006, the Company expensed $15,757 and $14,659 respectively, for services as management compensation.

Accrued Expenses

At June 30, 2007 and March 31, 2007, unpaid bonus due to employees are $120,620 and $123,804 respectively.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

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

By the terms of the agreements, the above guarantees expired on July 8, 2006.  Due to significant changes in the fair value of ASTV following our acquisition of BAHA and BHCA, we have agreed to abandon the right to enforce the guarantee.

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

NOTE 12 –CONCENTRATIONS

Sales

For the three months ended June 30, 2007, the Company had one significant customer which accounted for 46% of sales.

For the three months ended June 30, 2006, the Company had one significant customer which accounted for 80% of sales.

Cost of Sales

The cost of sales during the three months ended June 30, 2007 and 2006 were $14,796,311 $19,540,806. Cost associated with China Central TV Station (CCTV) accounted for 14% and 7% of the cost of sales respectively.

ASIA PREMIUM TELEVISION GROUP, INC AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

NOTE 12 – CONCENTRATIONS

Accounts Receivable

At June 30, 2007, the Company had one customer which accounted for 55% of the Company’s accounts receivable balances.

At March 31, 2007, the Company had two customers which accounted for 59% and 19% of the Company’s accounts receivable balances respectively.

Foreign Operations

All of the Company’s operating activities are located in the People’s Republic of China.

NOTE 13 – EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,
	2007	2006
Income/(loss) available to common shareholders (Numerator)	$(131,825)	$580,654
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	1,613,297	1,613,191
Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	1,613,297	1,773,191

NOTE 14 – SUBSEQUENT EVENTS

On July 22, 2007, we executed a subscription agreement with certain accredited investors (“Investors”) pursuant to which we agreed to issue 1,000,000 common shares of our common stock and 1,000,000  common stock warrants. The closing of the financing under the subscription agreement remains subject to satisfaction of certain closing conditions.

The aggregate gross proceeds from the sale of our common stock and warrants is $800,000.

Under the Warrant, the investors have the right, for a period of three years from the date of such Warrant, to purchase a total of 1,000,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statement and related notes thereto included within this Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007:

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

Our broad range of service offerings can be categorized generally into the following groups:

•

Media consulting services.

•

Advertisement production services.

•

Advertising agent services.

•

Evaluation services.

During the three months ended June 30, 2007, we had one significant advertising customer that accounted for approximately 46% of our revenues.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total Revenues. Our total revenues for the three months ended June 30, 2007 decreased by 23.92% to US$15.6 million as compared to US$20.5 million for the three months ended June 30, 2006. This was primarily due to significantly decreased revenues from our largest customer, which accounted for 46% of our revenues for the three months ended June 30, 2007.

Cost of Sales. Our cost of sales decreased by 24.28% for the three months ended June 30, 2007 to US$14.8 million as compared to US$19.5 million for the three months ended June 30, 2006. This decrease in our cost of sales corresponded with the 23.92% decrease in our revenues for the three months ended June 30, 2007.

Gross Profit. As a result of the foregoing, our gross profit for the three months ended June 30, 2007 decreased by 16.49% to US$0.79 million as compared to US$0.95 million for the three months ended June 30, 2006. Our gross profit margin slightly increased from 4.64% for the three months ended June 30, 2006 to 5.09% for the three months ended June 30, 2007. This was primarily due to the decrease in low margin sales to our largest customer.

Total Expenses. Our total expenses for the three months ended June 30, 2007 were US$0.9 million, which consisted primarily of bad debt expenses in the amount of US$0.5 million and general and administrative expenses in the amount of US$0.4 million.  This represented a 158.35% increase from our total expenses of US$0.4 million for the three months ended June 30, 2006. The significant increase was mainly due to increase of bad debt expense accrued based on ageing analysis.

Income (Loss) Before Income Taxes. Our loss before income taxes was US$ 0.1 million for the three months ended June 30, 2007 compared to an income of US$0.6 million for the three months ended June 30, 2006, representing a decrease of 120.77%.

Net Income (Loss).  Our net loss was US$0.1 million for the three months ended June 30, 2007, as compared to income of US$0.6 million for the three months ended June 30, 2006, representing an decrease of 122.70%.  This decrease was mainly due to an increase in bad debt expense accrued based on ageing analysis.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the three months ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30
	2007	2006

Net cash provided by (used in) operating activities	$2,047,951	$3,439,982
Net cash provided by (used in) investing activities	119	(183,877)
Net cash provided by (used in) financing activities	(22,807)	(45,706)
Net increase (decrease) in cash and cash equivalents	2,025,263	3,210,399
Cash and cash equivalents (closing balance)	$7,234,699	$6,143,097

Our total assets as of June 30, 2007 were US$17.7 million. Our total liabilities at June 30, 2007 were US$17.8 million. Liabilities consisted primarily of US$10.1 million in accounts payable and US$4.1 million in notes and convertible notes payable. See Note 6 to our condensed consolidated financial statements included herein.

Our net cash provided by operating activities was US$2.1 million for the three months ended June 30, 2007, as compared to US$3.4 million for the 3 months ended June 30, 2006. This was mainly due to a decrease in our net income and an increase in our prepaid expenses.

Our net cash provided by investing activities was US$119 for the three months ended June 30, 2007 compared to net cash used in investing activities of US$0.2 million for the three months ended June 30, 2006. This was mainly due to decreased payments for property and equipments and increased receipts from note receivable.

Net cash used by financing activities was US$0.02 million in the three months ended June 30, 2007, as compared to US$0.05 million during the three months ended June 30, 2006. The amount did not change significantly.

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

On May 11, 2007, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $393,933 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bore a monthly interest at the rate of 0.69225%.

On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,507. At June 30, 2007, the outstanding amount on the note payable to JHRED was US$70,908, which bears interest at the current monthly bank rate in China.

At June 30, 2007, we had two convertible notes payable totaling US$4,000,000, however, the conversion provision expired on December 31, 2006. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock.

The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of June 30, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	US$	US$	US$	US$	US$
Capital expenditure	-	-	-	-	-
Operating leases	569	569	-	-	-
Short-term debt	4,070,908	4,070,908	-	-	-
Long-term debt	-	-	-
Total	4,071,477	4,071,477	-	-	-

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”, as described in Note 8 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risks relate to interest rates and foreign exchange rates.

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of June 30, 2007, we had an outstanding note payable in the amount of US$70,908, which is subject to a variable interest rate. We do not anticipate being exposed to material risks due to changes in market interest rates.

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

The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the Three Months Ended June 30,
	2007	2006	2005(1)

Net foreign exchange gain	$62,705	$3,415	-
Percent of revenue	0.40%	0.01%	-
Percent of profit from income before taxes	(50.40%)	0.56%	-

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

ITEM 1A

RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2007.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2007, we executed a subscription agreement with certain accredited investors (“Investors”) pursuant to which we agreed to issue 1,000,000 common shares of our common stock and 1,000,000 common stock warrants. The closing of the financing under the subscription agreement remains subject to satisfaction of certain closing conditions.

The aggregate gross proceeds from the sale of our common stock and warrants is $800,000.

Under the Warrant, the investors have the right, for a period of three years from the date of such Warrant, to purchase a total of 1,000,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.

The Warrant may be exercised, in whole or in part, by the Holder during the Exercise Period by (i) the presentation and surrender of this Warrant to the Company along with a duly executed Notice of Exercise specifying the number of Warrant Shares to be purchased, and (ii) delivery of payment to the Company of the Exercise Price for the number of Warrant Shares specified in the Notice of Exercise.

Pursuant to the subscription agreement, the Company has provided the Investors with the right to require us to file a registration statement covering the resale of the shares sold under the subscription agreement, plus shares issued pursuant to the exercise of the Warrants. These rights can be exercised by the Investors, individually or as a group, at any time within 3 years on or after July 22.

The subscription agreement also provides the holders of shares sold under the subscription agreement with unlimited "piggy back" registration rights, and further provides that we must pay to the Investors the amount of 657 shares of common stock for each day that the company does not register the common stock as per the terms of the subscription agreement as liquidated damages.  The registration obligations of the Company terminate when the holder of shares of common stock no longer holds more than 20% of our outstanding shares of common stock.

Please see Exhibit 4.1 attached hereto for more information on the subscription agreement.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

Exhibit No.	Title
4.1	Registration Rights Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Finance Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Finance Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: August 14, 2007

By: /s/ Yan Gong

Yan Gong

Chief Executive Officer

Date: August 14, 2007

By: /s/ Hongmei Zhang

Hongmei Zhang

Finance Manager

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007

By: /s/ Li Li

Li Li

Chairman and Director

Date: August 14, 2007

By: /s/ Yan Gong

Yan Gong

Director

Date: August 14, 2007

By: /s/ Jing Xing

Jing Xing

Director

Date: August 14, 2007

By: /s/ Huiyang Yu

Huiyang Yu

Director

Date: August 14, 2007

By: /s/  Douglas Toth

Douglas Toth

Director