Form 10-K
period 2007-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2007-12-31
CIK 860543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended

☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2007 to September 30, 2007
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
COMMON STOCK, US$0.001 PAR VALUE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or anon-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting common stock held by non-affiliates as of September 30, 2007 based upon the closing price reported for such date on the OTC Bulletin Board, was US$17,228,955.
As of December 21, 2007, the registrant had 3,435,791 shares of its common stock outstanding.
Documents Incorporated by Reference: None.

ASIA PREMIUM TELEVISION GROUP, INC.
FOR THE TRANSITION PERIOD FROM ARIL 1, 2007 TO SEPTEMBER 30, 2007

FORWARD-LOOKING STATEMENTS NOTICE
     This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” appearing elsewhere in this Annual Report, as well as the following:
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
ITEM 1. BUSINESS
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
     In June 2001, we acquired American Overseas Investment Co., Ltd. (“AOI”), a company incorporated in Macau, a special administrative region (“SAR”) of the People’s Republic of China (“PRC” or “China”). With our acquisition of AOI, we began to focus our business on acquiring and developing companies with the goal of building a broad network of media, marketing and advertising companies in Greater China. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business.
     In December 2002, our subsidiary Asia Premium Television Group, Inc. (“ASTV-BVI”), a company organized under the laws of the British Virgin Islands, was formed.
     In July 2004, we completed the acquisition of 100% of Beijing Asia Hongzhi Advertising(“BAHA”) (formerly known as Shandong Hongzhi Advertising Company, Ltd.), a company organized under the laws of China, and its wholly-owned subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd.

(“SHCCA”), a company established under the laws of China in April 2003, and Tibet Asia Culture Media Co., Ltd. (“TACM”), a company established under the laws of China in April 2004.
     In July 2004, we also completed the acquisition of 100% of Beijing Hongzhi Century Advertising(“BHCA”) (formerly known as Beijing Youngfu Century Advertising Consultancy Company, Ltd.), a company organized under the laws of China.
     In April 2005, Beijing Asia Qiangshi Media Advertising Co., Ltd. (“BAQM”) was organized under the laws of China as a wholly-owned subsidiary of BAHA.
     In September 2005, we sold our interests in our subsidiaries AOI and ASTV-BVI to a third party.
     In April 2006, Tibet Hongzhi Advertising Co., Ltd.(“THZA”) was organized under the laws of China as a wholly-owned subsidiary of BHCA.
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
     In July 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China, from NextMart Inc. (OTB: NXMR) with a net book value of $0 at a price of $1.
     On November 27, 2007, we filed a Form 8-K announcing that we intend to change our company’s name to P Phone Inc. to reflect our new business segment in the Chinese mobile phone space, specializing in top-up account payments and other value-added services. We are currently completing the legal steps necessary to complete the change in the name of our company, including obtaining the approval of our shareholders and board of directors, and amending our constitutive documents. Our original intention on filing this Form 8-K was to complete all steps required to effect the name change in January 2008. While we are actively working to accomplish this goal, our current expectation is that the name change will be completed sometime prior to March 31, 2008.
Material Developments
     On June 19, 2007, Jiang Qiang transferred his shares to Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI) and no longer owns shares of the company. In connection with the transfer of the shares, two of our directors, Jiang Qiang and Miao Bulin, resigned from the board of directors at a board meeting held on June 19, 2007. At the same meeting, Hershop.com Ltd. (BVI) and Global Women Multi-Media Co., Ltd. (BVI) appointed Xing Jing and Yu Huiyang as members of the board of directors, and the board appointed Douglas Toth as an independent director.
     After the board meeting we filed a form 8-K with further information on these developments.
     In July 2007, we purchased Sun New Media Transaction Services Limited and its subsidiary, China Focus Channel Development Co., Ltd , from NextMart Inc. (OTB: NXMR) for consideration of $1.00.
     On September 9, 2007, the Company entered into an agreement with Tidetime, Inc. (“Tidetime”) pursuant to which the Company exercised its right, under the Registration Rights Agreement entered into by the parties in 2001, to force the conversion of $916,000 of the aggregate $4.0 million principal amount of convertible notes (the “Convertible Notes”) held by Tidetime, into 596,765 shares of the Company’s common stock.
     On September 10, 2007, Hershop, Inc. (“Hershop”) and an investment group consisting of Professional Offshore Opportunity Fund Ltd., Professional Traders Fund, LLC and First Mirage, Inc. (the “Investment Group”) entered into an agreement with Tidetime to purchase all of Tidetime’s equity and debt in the Company for

$372,000. This equity and debt included 243,234 common shares of the Company previously owned by Tidetime, the 596,765 shares of the Company Timetime received in the mandatory conversion set forth above, and the balance of the Convertible Notes not previously converted. In addition, upon the completion of these transactions, Hershop and the Investment Group agreed with the Company to cancel all of the acquired Convertible Notes with an aggregate principal amount totaling $3,084,000.
     Of the Company’s shares acquired, Hershop and the Investment Group received 440,000 and 400,000 shares, respectively. Professional Traders Fund, LLC, Professional Offshore Opportunity Fund Ltd., and First Mirage Inc. are not affiliated with either Hershop or the Company.
     The Company entered into a stock purchase agreement dated July 22, 2007 with certain investors (the “Investors”). Under this stock purchase agreement, the Company agreed to issue additional shares to the Investors if the Company issued more than 500,000 shares when some or all of the Convertible Notes are converted. Since the Company issued 596,765 shares of common stock to Tidetime, the Company issued 25,729 new shares to the Investors to maintain the Investors’ percentage of ownership in the Company.
Nature Of Business
     We operate one business segment providing advertising, media and marketing solutions to product manufacturers, service providers and other clients located in China. Our comprehensive products and services range from consumer research and brand management to advertisement production, media planning, public relations and direct marketing services. We deliver a comprehensive range of solutions that we believe simplify, improve and maximize the effectiveness of multiple phases of our customers’ marketing campaigns, from the inception of an advertising concept, through design, production and targeted distribution, and ultimately to the measurement of advertising effectiveness. Our customers may employ anyone of the services we provide individually or on a combined basis to meet their specific needs.
     Additionally, we plan to operate a “P Phone” business segment in the Chinese mobile phone space, operating as a Mobile Virtual Network Operator (“MVNO”) specializing in on-the-fly debit-card payments and other value-added services. Our products and services in this arena will include on-the-fly top-up minute sales, on-the-fly payments for other products via debit cards, specialized SIM card sales, sales of smart films enabling our services on other companies’ SIM cards, a value-added Personal Media Service that will provide pictures, video, games and/or other digital items to our customers at their request, and P Phone branded debit cards. We intend to derive revenue from this business through these aforementioned sales and services, and supplement that revenue by delivering advertisements to our customers. Advertisements will be delivered in a targeted manner based on user behavior gathered through our Personal Media Service and will include search keyword ads, directory listing placement, SMS coupon delivery, and other multimedia advertisements delivered to the handset. Our P Phone branded debit cards will allow for discounts to be obtained on our products/services and will be backed by a customer’s pre-existing bank account through partnerships with those financial institutions.
     Our broad range of service offerings can be categorized generally into the following groups:
Advertising, Media, and Marketing Business:
     Media consulting services. Our media consulting services consist of developing targeted, effective marketing strategies to enable our customers to reach their marketing and advertising objectives. We begin by analyzing a customer’s product or service and conducting consumer and market research to develop an understanding of its competitiveness in the marketplace. We then identify the target audience for a particular product or service and the most effective channels to reach the targeted audience. Based on this information, we develop and present a marketing and advertising strategy to customers for approval.
     Advertisement production services. Based on the marketing and advertising strategies we have developed for our customers, or according to our customers’’ own requirements, we develop and create advertising designs and concepts, and produce advertising materials which can take the form of film, video, print, or electronic media.

     Advertising agent services. We prepare media buying and publishing plans for our customers. Once a plan is approved, we negotiate and purchase advertising space or air time from broadcasting media to communicate our customers’ advertising materials to their targeted audience.
     Evaluation services. After our services are rendered, we provide our customers with third-party reports concerning the publication or broadcasting of their adverting materials that confirm and summarize the services provided by our customers. We discuss with our customers any necessary adjustments in connection with our services to maximize the effectiveness of our customers’ advertising.
P Phone Business:
     Minute top-up services. We plan to provide a minute-top-up service for cell-phone customers. Customers can buy minutes on the fly using their debit card and a bank account.
     Debit card payment services. We plan to provide a method for customers to purchase merchandise on-the-spot at stores and other locations using their P Phone which is linked to their debit card.
     P Phone branded debit card sales. We plan to partner with financial institutions to sell P Phone branded debit cards linked to a pre-existing bank account. Customers will receive a discount on P Phone services when using the card and can use it in the same manner as their original debit card.
     Personal Media Service. For paying P Phone customers, the fee-for-service will allow for value-added media, games, and other entertainment items to be delivered to the phone.
     Targeted marketing and advertising services. Based partially on personal data gathered through the Personal Media Service, we will provide targeted advertising services to our P Phone users on behalf of enterprise clients. These advertising services will be delivered in four manners: (1) keyword advertisements for internet searches from P Phone users; (2) payment-for-placement in directory listings of stores, restaurants, and other services; (3) SMS coupons delivered to the handset; and (4) multimedia advertisements. Payment for these services will be received in a combination of payment-per-views (“CPM”) and payment-per-action (“CPA”) mechanisms.
     Specialized SIM card and smart film sales. Sales of these items, which enable the above services, are another source of revenue for the P Phone business.
Customers
     We believe that we have excellent working relationships with our customers. Some of our major clients have been using our services for more than seven years, and we continue to add new customers to our customer base. During the transition period from April 1, 2007 to September 30, 2007, we had one significant advertising customer which accounted for 47% of our total sales. Our largest customer is Inner Mongolia Yili Industrial Co., Ltd. (“Yili”), a leading company in the Chinese dairy product industry. Yili is a publicly traded company in China and has been our customer for more than five years. Another large customer of the Company is Shandong Dong-e E-jiao Group, a producer of Chinese herbal medicines and health products, which has been our customer for over eight years.
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

     We believe we have the ability to compete effectively in this highly competitive industry. We have been operating in the advertising and marketing sector in China for more than ten years and are committed to continually enhancing our business to satisfy the needs of our clients and to grow our revenues. Our advertising and marketing team includes media veterans with international advertising experience as well as experienced professionals with knowledge and insight in the local Chinese market. We believe that our integrated team enables us to provide effective and high quality advertising services that meet international standards and practices, and also cater to the preferences and needs of the local market.
     As the first MVNO mover in the China market, our P Phone segment will face competition from a wide-range of companies engaged in various activities. Our P Phone business segment, including on-the-fly payment services, specialized SIM card sales, Personal Media Service, targeted advertising services will compete with other mobile value-added providers.
Intellectual Property
     We do not own any patents, trademarks or licenses. We view our company’s name and the reputation associated with our name as an important asset, but has not registered our company’s name as a trademark.
Government Regulations
     As an advertising business, we are subject to a variety of rules, regulations and standards set by the State Administration of Industry and Commerce (“SAIC”) of the PRC government. We have been granted a business license to operate as an advertising agency by the Department of Advertising Regulation of the SAIC and are required to adhere to certain standards in order to keep our license.
     In addition to business taxes, we are required to pay taxes equal to 3% of our sales revenue as a cultural improvement and enhancement surcharge required by the Chinese government.
Employees
     As of December 21, 2007, we had 122 full-time employees in China. The Company and the employees have entered into one-year labor contracts that are subject to annual renewal.

ITEM 1A. RISK FACTORS
     We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to the industry in which we operate, while others are particular to us. The following factors set out potential risks we have identified that could adversely affect us.
The Company is entering into a new P Phone mobile phone-based marketing and advertising business; however there can be no assurances that it will be successful in developing this business.
     We intend to enter into a mobile phone-based marketing and advertising business. We intend to change our name to P Phone Inc. to reflect our focus on developing this business as a key source of future growth. We may encounter difficulties in developing or managing this new business, as the company’s strategy and operating model for the new business have not yet been finalized. The success of our new business will depend in part on our ability to form alliances with new partners that are necessary to conduct this business. However, we may not be able to identify these partners or form alliances with them on acceptable terms, or at all. Further, this business has challenges that may be different than those faced by the company’s traditional businesses. There is a possibility that we have insufficient expertise to engage in such activities profitably or without incurring significant amounts of development expenses or risk. Additionally, in developing this business, our resources may be diverted away from our traditional business, which may adversely affect our results of operations.
Our advertising and market services segment operates in a highly competitive industry.
     The advertising and marketing services industry in China is highly competitive. We face competition from other Chinese and international advertising agencies and providers of creative or media services, several of which may have greater financial, sales, marketing and other resources than we do. A client’s perception of the quality of our creative work, as well as the reputations of the Company and our competitors are important factors in determining our competitive position. In addition, we face competitions from larger agencies which may have greater ability to serve advertising clients on a broad geographic basis. Because an agency’s principal asset is its people, there are relatively low barriers to entry into our business. If we are unable to compete effectively against existing or future competitors, our financial condition and results of operations may be adversely affected.
Demand for our services may decrease due to a decline in our clients’ or an industry’s financial condition or due to an economic downturn in the Chinese economy.
     We cannot assure you that the demand for our services will continue at current levels. Our clients’ demands for our services may change based on their needs and financial condition. In addition, our business is dependent upon the economy and business environment in China in general. The growth of the Chinese economy has been uneven across geographic regions and industry sectors. When economic down turns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. There can be no assurance that economic conditions or the level of demand for our services will improve or that they will not deteriorate. If there is a period of economic downturn or stagnation, our business, financial condition and results of operations may be adversely affected.
We will depend on a few key partners for our P Phone business to compete effectively in the mobile market.
     We will depend on a few key partners to enable us to provide our P Phone service, namely the China Mobile and Communications Association and its member companies. If for some reason our partnerships were to experience difficulties, or if our partners choose to terminate our relationship with them, it would be extremely difficult if not impossible to operate or expand our P Phone business. Finally, our business is in some ways competitive with businesses operated by China Mobile and Communications Association and its member companies could choose to start mobile value-added services competitive to ours, which could create challenges for us to continue to partner with them successfully.
Mobile phone customers may not adopt our payment services or use our branded debit cards.
     Our P Phone payment services will be new to the Chinese market, and will require a debit card and bank account to operate. Debit cards and bank accounts are not as common in China as they are in more developed markets. Customers who do not have these cards and/or accounts will be unable to use our service, which could limit our ability to grow this business. In addition, customers may choose to pay cash for their mobile minutes instead of using our top-up services or choose to continue to pay cash for items instead of using our payment services, each of which could limit our growth.
Our technology systems are subject to breakdown.
     As is true with any technology based system in China, our business is subject to hacking, power outages, natural disasters, and other calamities which would significantly hamper our ability to operate the systems necessary to keep the P Phone payment system running.
Customers may drop our services on account of our targeted advertising.
     We anticipate that our P Phone customers will receive increased advertising on their phone as a result of using the P Phone (versus competitive cell-phone services). If customers do not like this advertising, they may choose to drop the P Phone value-added service. If a significant proportion of our customers make this decision, we may not be able to realize our targeted revenues.
We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.
     In the transition period from April 1, 2007, to September 30, 2007, two customers accounted for 47% and 23% of our total sales. In the fiscal year ended March 31, 2007, sales to one customer accounted for approximately 64% of our total sales. Our operating results in the foreseeable future will likely continue to depend on sales to this customer and a relatively small number of other clients. The loss of those customers would cause our revenues to decline. If those customers experience financial difficulty, it could result in significant reductions in services provided by us and may have a material adverse effect on our financial position, results of operations and liquidity. In addition, our exposure to credit risks with respect to accounts receivable is concentrated in a few customers. Although we have not experienced any material losses as a result of our customers’ default in their payment obligations in the past, we are nevertheless exposed to significant credit loss in the event of non-performance by any one of our customers in the future. We seek to mitigate this risk with credit evaluations we perform on our customers and an ongoing monitoring process we implement with respect to outstanding balances, but we cannot be sure that this effort will prevent us from experiencing collection problems in the future.
Our cash flows may be insufficient to fund our operations or future business expansion.
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
Hershop Limited, Global Women Multi-Media Co. Ltd., Sun Media Investment Holdings Ltd. and Yang Lan own a large percentage of our outstanding common shares and may have the ability to influence matters requiring shareholder approval.
     As of December 21, 2007, Hershop Limited, Global Women Multi-Media Co., Ltd., Sun Media Investment Holdings Ltd. and Yang Lan collectively owned 37.7% of our outstanding common shares. They are related parties, and if they chose to act in concert with respect to these shares, could have significant influence over shareholder actions and may have the ability to control our company and to direct our affairs, including:
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
          While we are incorporated in the State of Nevada, United States, substantially all of our operations are in China. As such, we are subject to and rely on Chinese law in our daily operations. The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedent. Beginning in 1979, the PRC government promulgated a comprehensive system of laws and regulations governing economic matters, which has had the overall effect of significantly enhancing the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively new and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors. In addition, enforcement of existing laws, or contracts based on existing law, may be uncertain and sporadic. Furthermore, interpretation of statutes and regulations may be subject to new government policies reflecting domestic political changes.
          Our activities in China are subject to administrative review and approval by the State Administration of Industry and Commerce of the PRC government. Because of the changes occurring in China’s legal and regulatory structure, we may not be able to secure or renew the requisite governmental approvals for our activities. Failure to obtain or maintain the requisite governmental approvals for any of our activities could adversely affect our business and results of operations.
Our independent auditor noted a material weakness relating to the Company’s financial disclosure controls that existed at September 30, 2007.
     In its review of our financial statements for the six months periods ended September 30, 2006 and 2007, our independent auditor noted a material weakness as it related to the Company’s financial disclosure controls that existed at September 30, 2007. Specifically, it noted that the Company’s finance manager had not initially accounted for the Sun New Media Transaction Service, Ltd acquisition and the activity of this company, its subsidiary, China Focus Channel Development Co., Ltd or the parent Company Asia Premium Television Group in the preparation of our consolidated financial statements. After the error was noted, we revised our financial statements to properly reflect the results of these companies, and the financial statements included herein reflect these revisions.
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
     As substantially all of our business operations are conducted in China, our results of operations, financial condition and prospects are subject in a significant degree to the economic, political and legal developments in China. Although we believe that the economic reform and the macroeconomic measures adopted by the PRC government have had a positive effect on the economic development of China, we cannot predict the future direction of these economic reforms or the effects these measures may have on our business, financial position or results of operations. In addition, the Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD. These differences include:
•	economic structure;

•	level of government involvement in the economy;

•	level of development;

•	level of capital reinvestment;

•	control of foreign exchange;

•	telecommunications laws, including those related to mobile phones;

•	methods of allocating resources; and

•	balance of payments position.
     As a result of these differences, our business may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.
Rapidly developing Chinese tax laws could negatively affect our businesses.
     On March 16 2007, the Chinese government produced a new set of revised tax laws. In these tax laws, income tax for companies of our type was reduced from 33% to 25%, resulting in a corresponding increase in net income for our company. However, given China’s rapidly changing tax laws and the difference between national tax policy and local tax policy, we could and likely will be exposed to other fluctuations in income associated with these taxes, including but not limited to business taxes, VAT, income taxes, and other taxes.
Restrictions on foreign currency exchange may limit our ability to receive and use our revenues effectively.
          Any future restrictions on currency exchange may limit our ability to use revenues generated in Renminbi to make payments in U.S. dollars or other foreign currencies. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.
Fluctuations in the value of the Renminbi could negatively impact our results of operations.
          Our revenues, operating expenses and substantially all of our assets and liabilities are denominated in Renminbi. Our reporting currency is the U.S dollar. As a result, we are exposed to foreign exchange risk, and our results of operations may be negatively impacted by fluctuations in the exchange rate between the U.S. dollar and Renminbi. A significant depreciation in the Renminbi against the U.S. dollar will cause a decrease in our net profits, if any, or increases in net losses we may suffer.
          The value of the Renminbi is subject to changes in China’s governmental policies and to international economic and political developments. Since January 1, 1994, the PRC government has used a unitary managed floating rate system. Under this system, the People’s Bank of China, or PBOC, publishes a daily base exchange rate with reference primarily to the supply and demand of Renminbi against the U.S. dollar and other foreign currencies in the market during the previous day. Authorized banks and financial institutions are allowed to quote, buy and sell rates for Renminbi within a specified band around the central bank’s daily exchange rate. On July 21, 2005, PBOC announced an adjustment of the exchange rate of the U.S. dollar to Renminbi from 1:8.27 to 1:8.11 and modified the system by which the exchange rates are determined.
          The Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of October 10, 2007, the exchange rate was 7.51 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

Your ability to bring an action against us or against our directors and officers, or to enforce a judgment against us or them, may be limited because we conduct substantially all of our operations in China and all of our directors and officers reside outside of the United States.
          We conduct substantially all of our operations in China. All of our directors and officers reside, and substantially all of the assets of those persons are located, outside the United States. As a result, it may be difficult for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers.
ITEM 1B. UNRESOLVED SEC COMMENTS
          None.
ITEM 2. PROPERTIES
          We have entered into three building leases for our offices, two located in Beijing and one in Tibet. The Beijing facility lease for BAHA and BHCA expires on Dec 31, 2007 and is renewable on an annual basis. The Beijing facility lease for CFCD is from September 27, 2007 to December 31, 2010. The Tibet facility lease expires on August 31, 2008. Our subsidiary SHCCA previously occupied office space in Ji’nan which we leased from a third party. Following the expiration of our Ji’nan facility lease on April 30, 2006, SHCCA moved into an office unit which we initially purchased in November 2005. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 10 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.
ITEM 3. LEGAL PROCEEDINGS.
          We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
          There were no matters submitted to a vote of security holders during the transition period from Aril 1, 2007 to September 30, 2007. We intend to submit our proposed name change to P Phone Inc. to our shareholders for approval by March 31, 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          As of December 21, 2007, our common stock was listed on the Over the Counter Bulletin Board under the symbol “ATVG” and we had approximately 101 shareholders holding 3,445,791 shares of common stock.
          The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions.

DATE	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
	(in US$)
2004
First Quarter	70	30	100	40
Second Quarter	50	20	70	25
Third Quarter	25	16	35	25
Fourth Quarter	50	13	60	14
2005
First Quarter	65	30	90	45
Second Quarter	35	30	45	38
Third Quarter	32	32	38	38
Fourth Quarter	32	20	38	25

2006
First Quarter	40	13	45	20
Second Quarter	26	20	40	30
Third Quarter	80	20	120	30
Fourth Quarter	41	7	53	90

2007
First Quarter	7	2.5	9	3
Second Quarter	1.1	1.1	4	4
Third Quarter	4.75	1.01	9.80	2.90
Fourth Quarter	4	1.31	11	5
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
Securities Authorized for Issuance under Equity Compensation Plans.
          In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 2,000. As of September 30, 2007, no options had been granted under the 2001 Stock Plan.
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
          On September 9, 2007, the Company entered into an agreement with Tidetime, Inc. (“Tidetime”) pursuant to which the Company exercised its right granted in the Registration Rights Agreement between the parties in 2001, to force the conversion of $916,000 out of the aggregate $4.0 million principal amount of convertible notes (the “Convertible Notes”) held by Tidetime, into 596,765 shares of the Company’s common stock.

          On September 10, 2007, Hershop, Inc. (“Hershop”) and an investment group consisting of Professional Offshore Opportunity Fund Ltd., Professional Traders Fund, LLC and First Mirage, Inc. (the “Investment Group”) entered into an agreement with Tidetime to purchase all of Tidetime’s equity and debt in the Company for $372,000. This equity and debt included 243,234 common shares of the Company previously owned by Tidetime, 596,765 shares of the Company that Timetime received in the mandatory conversion set forth in paragraph (a), and the balance of the Convertible Notes not previously converted. In addition, upon the completion of these transactions, Hershop and the Investment Group agreed with the Company to cancel all of the acquired Convertible Notes with an aggregate principal amount totaling $3,084,000.
          Of the Company’s shares acquired, Hershop, and the Investment Group received 440,000 and 400,000 shares, respectively. Professional Traders Fund, LLC, Professional Offshore Opportunity Fund Ltd., and First Mirage Inc. are not affiliated with either Hershop or the Company.
          The Company entered into a stock purchase agreement dated July 22, 2007 with certain investors (the “Investors”). Under this stock purchase agreement, the Company agreed to issue additional shares to the Investors if the Company issued more than 500,000 shares when some or all of the Convertible Notes are converted. Since the Company issued 596,765 shares of common stock to Tidetime, the Company is required to issue 25,729 more shares to the Investors to maintain the Investors’ percentage of ownership in the Company.
Repurchase of Equity Securities
          We did not repurchase any securities within the transition period ended September 30, 2007.
ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth selected historical consolidated financial data for the years ended March 31, 2003, 2004, 2005, 2006 and 2007, and the six month periods ended September 30, 2006 and 2007. Financial information is provided for the six month periods ended September 30, 2006 and 2007 as a result of the change in our financial year from March 31 to September 30, which change took affect in 2007. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related audited consolidated financial statements and related notes included elsewhere in this Annual Report.
          The financial data for the year ended March 31, 2003 and 2004 are those of our subsidiary BAHA, which we acquired in July 2004, and its wholly-owned subsidiaries having not existed in each of those fiscal years (collectively, the “Subsidiaries”). While ASTV had a March 31 fiscal year-end before November 2007, BAHA and the Subsidiaries have statutory December 31 fiscal year-ends. The financial data for the years ended March 31, 2003 and 2004 are derived from financial statements of BAHA and the Subsidiaries that have been prepared and audited based on a fiscal year ended March 31 to match ASTV’s fiscal year end.

Six months ended
September 30,			Year ended March 31,
2007	2006	2007	2006	2005	2004(1)	2003(1)
(in US$, except number of shares and other data)

Consolidated Statement of Operations Data :
Total revenues	28,348,347	33,052,628	65,733,578	61,793,864	48,228,470	41,800,113	11,031,068
Total cost of sales	26,457,983	31,401,447	62,282,688	58,402,504	45,282,789	40,173,644	11,100,311
Total expenses	1,281,524	1,475,110	942,532	2,288,879	2,587,055	1,637,120	744,033
Income (loss) from operations before other income (expense)	608,840	176,071	2,508,358	1,102,481	358,626	(10,651)	(813,276)
Total other income (expense)	10,260	15,780	96,176	35,688	(16,684)	38,213	8,909
Income (loss) before income taxes	619,100	191,851	2,604,534	1,138,169	341,942	27,562	(804,367)
Net income (loss)	455,082	164,214	2,564,432	1,116,177	340,459	24,952	(804,947)
Net income (loss) per share (2)	0.20	0.11	1.59	0.69	0.21	0.03	(1.07)
Net income (loss) per share (2)	0.20	0.11	1.59	0.65	0.20	0.03	(1.07)
Weighted average number of ordinary shares outstanding (2)	2,292,463	1,613,191	1,613,191	1,615,844	1,621,562	750,000	750,000
Weighted average number of diluted shares outstanding (2)	2,292,463	1,613,191	1,613,191	1,715,844	1,701,562	750,000	750,000

Consolidated Balance Sheet Data:
Total assets	18,157,308	18,307,684	16,051,801	16,179,000	10,805,406	11,920,281	3,098,889
Total liabilities	12,715,524	20,828,138	16,088,029	18,881,824	14,756,526	11,894,290	3,097,850
Total shareholders’’ equity (deficit)	5,441,784	(2,520,454)	(36,228)	(2,702,824)	(3,951,120)	25,991	1,039

Other Data:
Net cash provided (used) by operating activities	(403,705)	1,823,031	1,953,426	2,080,229	569,315	600,203	(601,356)
Net cash used by investing activities	(207,842)	(152,815)	(279,319)	(482,367)	(325,704)	(95,580)	(47,557)
Net cash provided (used) by financing activities	635,622	(21,711)	499,590	200,410	(190,685)	460,974	404,756

Notes

(1)	The financial data for the fiscal years ended March 31, 2004 and 2003 are those of our subsidiary BAHA and its wholly owned subsidiaries.

(2)	Based on the weighted average, the number of shares deemed to be outstanding during the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This section provides a review of our financial condition and results of operation for the six month periods ended September 30, 2006 and 2007, the years ended March 31, 2005, 2006 and 2007. The analysis is based on, and should be read in conjunction with, our audited consolidated financial statements and related notes that are included in this Annual Report.
Revenues
          For the six month periods ended September 30, 2006 and 2007, and the fiscal years ended March 31, 2005, 2006 and 2007, we had total revenues in the amount of US$33.1 million, US$28.3 million, US$48.2 million, US$61.8 million and US$65.7 million, respectively. Our revenues are primarily derived from the planning and execution of advertising programs in various media. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn fees vary significantly.
          Revenues for the creation, planning and placement of advertising are primarily determined on a negotiated fee basis, taking into account prevailing market standards and our costs of production.
Factors affecting our revenues
          Our revenues are directly dependent upon our clients’ needs for advertising, marketing and corporate communications. Our revenues are driven by our ability to maintain and grow existing business, as well as to generate new business. Our business is directly affected by economic conditions in China and in the industries we serve and by the marketing and advertising practices of our existing and prospective clients. When economic conditions decline, companies generally reduce advertising and marketing budgets, and it becomes more difficult for us to achieve profitability. It is a highly competitive industry, which tends to mitigate our pricing power.
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
          Additionally, our P Phone business segment is expected to be a primary contributor to revenue in the next few years, beginning in 2008. We hope to achieve rapid adoption of our services with corresponding increase to our revenue and profit. Factors affecting this business are wide ranging and include both the overall Chinese economic condition, the growth of particular products in our product mix, and the actions of competitors. In particular our revenues will be shaped by the formation and structure of our key partnerships, including those with China Mobile’s subsidiaries and partners. Our approach will be to focus on select Chinese provinces where we hope to achieve high penetration rates among existing mobile consumers and secure a dominant position in the market. This vertical approach will enable us to build brand recognition and create diversified revenues of mobile on-the-fly debit-card based payments, mobile marketing through a common customer base. P Phone will feature five services and products: (1)Payment Services (resale of China Mobile Usage Minutes to end consumers), (2)Wireless, Debit-card based Mobile Payment, (3)Personal media and content services (4) P Phone-branded debit and cash cards; and (5) Mobile marketing and advertising. These products and services will be the strong driven force of our revenues.
Seasonality
          Our revenues are generally subject to key factors that affect the level of advertising spending in China. In addition to fluctuations in advertising spending relating to general economic and market conditions, advertising spending is also subject to fluctuations based on the seasonality of consumer spending. In general, a relatively larger amount of advertising spending is concentrated on product launches and promotional campaigns prior to the holiday season in December. In addition, advertising spending generally tends to increase in China during January and February each year due to the Chinese Lunar New Year holiday.

Revenue recognition
          Depending on the terms of the client contract, fees for the services we perform are primarily recognized in one of three ways: completion of milestones, straight-line (or monthly basis) or completed contract. See Note 1 to our audited consolidated financial statements for a further discussion of our revenue recognition accounting policies.
Cost of Sales
          For the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2005, 2006 and 2007, our cost of sales were US$31.4 million, US$26.5 million, US$45.3 million, US$58.4 million and US$62.3 million, respectively. Our cost of sales consists primarily of media charges for the use of media resources, business tax and surcharges and production costs. Media charges we pay with respect to contracts that we enter into with media suppliers to place our customers’ advertisements comprise a majority of our cost of sales. We are the primary obligors under these agreements with media suppliers, and are responsible for paying for the use of media resources regardless of whether we receive payment from our clients. The media charges we pay impact our working capital and operating cash flow, as media suppliers often require partial advance payment for the use of media resources. We record these payments as prepaid expenses. Once the services are provided by media suppliers, these prepaid expenses are transferred to our cost of sales. As of September 30, 2007, we had prepaid expenses in the amount of US$3.1 million for media charges.
          Our cost of sales is directly related to servicing our clients. Our cost of sales represents a significant percentage of our revenue. In the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2005, 2006 and 2007, due to our current operating model our cost of sales represented 95.0%, 93.3%, 93.9%, 94.5% and 94.8% of our total revenues, respectively, and our profit margins have historically been low. In the future, we may consider changing our operating model as discussed in the “Plan of Operation” section below to increase our profit margins.
Operating Expenses
          For the six months ended September 30, 2006 and 2007, the fiscal years ended March 31, 2005, 2006 and 2007, our operating expenses were US$1.5 million, US$1.3 million, US$2.6 million, US$2.3 million and US$0.9 million, respectively. Our operating expenses consist of general and administrative expense, bad debt expense and depreciation. General and administrative expense is comprised of professional fees, including legal and accounting fees, executive compensation, operating overhead, entertainment expense and other miscellaneous expenses. Bad debt expense is accrued when individual accounts receivable show signs of uncollectibility, based on an aging analysis for receivables over 90 days due on a quarterly basis at the end of each period.
Plan of Operation
          We intend to continue to focus on providing advertising, media and marketing solutions to our customers. We attach great importance to customer satisfaction. We are also focused on developing new customers to broaden our customer base and to avoid excessive concentration in a limited number of large customers.
          We believe we have sufficient working capital to meet our needs of existing and planned operations for the next 12 months. We may consider raising additional funds from various sources in order to further our goal of attracting new customers and increasing our scale of operations, to further develop a new operating model whereby we distribute air time and advertising space, and to increase our profitability.
          Additionally, we plan to enter the mobile phone services market through our P Phone business segment. This business will primarily focus on sales of, specialized SIM cards, smart films, and the associated payment services that will be enabled by this equipment. We believe that we have sufficient working capital to proceed and have partnered with industry leaders to enable this effort. We expect changes in our employee count and revenue streams as a result of this focus shift to occur gradually.

Results of Operations
Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006
          Total Revenues. Our total revenues for the six months ended September 30, 2007 decreased by 14.23% to US$28.3 million as compared to US$33.1 million for the six months ended September 30, 2006. This was primarily due to decreased revenue from our largest customer during the six months ended September 30, 2007.
          Cost of Sales. Our cost of sales decreased by 15.74% during the six months ended September 30, 2007 to US$26.5 million as compared to US$31.4 million for the six months ended September 30, 2006. This decrease in our cost of sales resulted from the 14.23% decrease in our revenues and a slight increase in gross margin during the six months ended September 30, 2007.
          Gross Profit. Our gross profit for the six months ended September 30, 2007 increased by 14.49% to US$1.9 million as compared to US$1.7 million for the six months ended September 30, 2006. Our gross profit margin ratio increased slightly from 5.00% for the six months ended September 30, 2006 to 6.67% for the six months ended September 30, 2007. During the six months ended September 30, 2007, we focus on changing our customer structure and allocating more resources to high margin businesses and reducing our reliance on a few major customers. This was the reason why we had less revenue but higher gross profit and margin.
          Total Expenses. Our total expenses for the six months ended September 30, 2007 were US$1.3 million, which consisted primarily of general and administrative expenses of US$1.0 million, and a bad debt expense of US$0.2 million. This represented a decrease of 13.12% from our total expenses of US$1.5 million for the six months ended September 30, 2006, which was primarily the result of a decrease in bad debt expense by US$0.5 million and an increase in general and administration expense by US$0.3 million from 2006 to 2007.
          Income Before Income Taxes. Our income before income taxes was US$0.6 million for the six months ended September 30, 2007 compared to US$0.2 million for the six months ended September 30, 2006.
          Net Income. As a result of the foregoing, our net income increased by 177.13% to US$0.5 million for the six months ended September 30, 2007 from US$0.2 million for the six months ended September 30, 2006. Income tax expense increased from US$0.03 to US$0.2 million mainly due to an adjustment for TACM which related to a prior year when the income was not tax exempt for a period of time stipulated by the local government.

Fiscal Year ended March 31, 2007 Compared to Fiscal Year ended March 31, 2006
          Total Revenues. Our total revenues for the fiscal year ended March 31, 2007 increased by 6.38% to US$65.7 million as compared to US$61.8 million for the fiscal year ended March 31, 2006. This was primarily due to increased revenues from the addition of new customers throughout the fiscal year ended March 31, 2007.
          Cost of Sales. Our cost of sales increased by 6.64% during the fiscal year ended March 31, 2007 to US$62.3 million as compared to US$58.4 million for the fiscal year ended March 31, 2006. This increase in our cost of sales corresponded with the 6.38% increase in our revenues for the fiscal year ended March 31, 2007.
          Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended March 31, 2007 increased by 1.76% to US$3.5 million as compared to US$3.4 million for the fiscal year ended March 31, 2006. Our gross profit margin ratio decreased slightly from 5.49% for the year ended March 31, 2006 to 5.25% for the year ended March 31, 2007.
          Total Expenses. Our total expenses for the fiscal year ended March 31, 2007 were US$0.9 million which consists primarily of general and administrative expenses of US$1.5 million, and a bad debt recovery of US$0.7 million. This represented a decrease of 58.82% from our total expenses of US$2.3 million for the fiscal year ended March 31, 2006, which was primarily the result of an increase in bad debt recovery by US$0.6 million from 2006 to 2007 and a decrease in general and administrative expenses in the amount of US$0.7 million from 2006 to 2007. The increase in bad-debt recovery for the fiscal year ended March 31, 2007 was mainly due to a decrease in average aging of our accounts receivable as a result of increased efforts expended on debt collection. The decrease in general and administrative expenses corresponded with our effort to control expenses for the fiscal year ended March 31, 2007.
          Income Before Income Taxes. Our income before income taxes was US$2.6 million for the year ended March 31, 2007 compared to US$1.1 million for the fiscal year ended March 31, 2006.
          Net Income. As a result of the foregoing, our net income increased by 129.75% to US$2.6 million for the fiscal year ended March 31, 2007 from US$1.1 million for the fiscal year ended March 31, 2006.
Fiscal Year ended March 31, 2006 Compared to Fiscal Year ended March 31, 2005
          Total Revenues. Our total revenues for the fiscal year ended March 31, 2006 increased by 28.13% to US$61.8 million as compared to US$48.2 million for the fiscal year ended March 31, 2005. This was primarily due to significantly increased revenues from our largest customer as well as the addition of new customers throughout the fiscal year ended March 31, 2006.
          Cost of Sales. Our cost of sales increased by 28.97% during the fiscal year ended March 31, 2006 to US$58.4 million as compared to US$45.3 million for the fiscal year ended March 31, 2005. This increase in our cost of sales corresponded with the 28.13% increase in our revenues for the fiscal year ended March 31, 2006.
          Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended March 31, 2006 increased by 15.13% to US$3.3 million as compared to US$2.9 million for the fiscal year ended March 31, 2005. Our gross profit margin ratio decreased slightly from 6.11% for the year ended March 31, 2005 to 5.49% for the year ended March 31, 2006.
          Total Expenses. Our total expenses for the fiscal year ended March 31, 2006 were US$2.3 million which consists primarily of general and administrative expenses of US$2.2 million. This represented a decrease of 11.53% from our total expenses of US$2.6 million for the fiscal year ended March 31, 2005, which was the combined result of a decrease in bad debt expenses by US$0.7 million from 2005 to 2006 which was partially offset by an increase in general administrative expenses in the amount of US$0.4 million from 2005 to 2006. The decrease in bad-debt expense for the fiscal year ended March 31, 2006 was mainly due to a decrease in average aging of our accounts receivable as a result of increased efforts expended on debt collection. The increase in general and administrative expenses corresponded with our increase in revenues for the fiscal year ended March 31, 2006.

     Income Before Income Taxes. Our income before income taxes was US$1.1 million for the year ended March 31, 2006 compared to US$0.34 million for the fiscal year ended March 31, 2005.
     Net Income. As a result of the foregoing, our net income increased by 227.84% to US$1.1 million for the fiscal year ended March 31, 2006 from US$0.34 million for the fiscal year ended March 31, 2005.
Liquidity and Capital Resources
     We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans and issuance of common stock.
     The following table summarizes our cash flows for the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2005, 2006 and 2007:

	Six Months Ended		Fiscal Year
	September 30,		Ended March 31,
	2007	2006	2007	2006	2005
	US$	US$	US$	US$	US$
Net cash provided (used) by operating activities	(403,705)	1,823,031	1,953,426	2,080,229	569,315
Net cash used by investing activities	(207,842)	(152,815)	(279,319)	(482,367)	(325,704)
Net cash provided (used) by financing activities	635,622	(21,711)	499,590	200,410	(190,685)
Effect of exchange rate change on cash	171,631	—	103,011	36,346	—
Net increase in cash and cash equivalents	195,706	1,648,505	2,276,708	1,834,618	52,926
Cash and cash equivalents (closing balance)	5,405,112	4,581,203	5,209,406	2,932,698	1,098,080
     Our total assets as of September 30, 2007 were US$18.2 million. Our total liabilities as of September 30, 2007 were US$12.6 million. Liabilities consisted primarily of US$10.1 million in accounts payable.
     In September 2007, the Company forced the conversion of US$916,000 of the aggregate US$4.0 million principal amount of the convertible notes into 596,765 shares of the Company’s common stock and cancelled all the remaining Convertible Notes with an aggregate principal amount totaling US$3,084,000 according to the agreement with Hershop and the Investment Group. These transactions increased the liquidity of the Company and made the Company’s financial status much healthier by turning shareholder’s equity from deficit to positive value.
Net cash provided (used) by operating activities
     Net cash used by operating activities was US$0.4 million during the six months ended September 30, 2007, as compared to net cash provided by operating activities of US$1.8 million during the six months ended September 30, 2006. This change was primarily due to a significant increase in prepaid expense.
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
Net cash used by investing activities
     Our net cash used by investing activities did not change significantly during the six months ended September 30, 2007 as compared to the six months ended September 30,2006.

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
Net cash provided (used) by financing activities
     Net cash provided by financing activities was US$0.6 million during the six months ended September 30, 2007, as compared to net cash used by financing activities of US$0.02 million during the six months ended September 30, 2006. This increase was primarily due to the new issuance of the Company’s common shares.
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
     On November 29, 2006, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $258,368 to raise funds for its advertising business. The collateral of the loan is the office facility of SHCCA. The loan bears a monthly interest at the rate of 0.6825%. The balance was $266,880 and $258,368 at September 30, 2007 and March 31, 2007 respectively.
     On May 11, 2007, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $393,933 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bore a monthly interest at the rate of 0.69225%. The balance was $400,320 and $387,552 at September 30, 2007 and March 31, 2007 respectively.
     On July 27, 2007, the Company entered into a bank loan with Shandong Rural Credit Union Licheng Branch in the amount of $65,269. The loan does not have any interest or repayment terms. The balance was $65,269 at September 30, 2007 and was fully paid on October 30, 2007.
     On October 18, 2005, we entered into an agreement with Ji’nan Haichen Real Estate Development Co., Ltd. (“JHRED”) to borrow US$316,993 to acquire an office facility for SHCCA. Our note payable to JHRED matures on October 17, 2007 and provides for monthly payments in the amount of US$12,480. At September 30, 2007, the unpaid note payable to JHRED is $32,026, which bears interest at the current monthly bank rate in China.
     The following table sets forth information regarding our aggregate payment obligations in future years based on contractual obligations that we had as of September 30, 2007:

	Payments due by period
		Less than			More than
Contractual Obligation	Total	1 year	1-3 years	3-5 years	5 years
	US$	US$	US$	US$	US$
Capital expenditure	—	—	—	—	—
Operating leases	243,248	75,646	167,602	—	—
Short-term debt	32,026	32,026	—	—	—
Long-term debt	—	—	—
Total	275,274	107,672	167,602	—	—
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
Revenue Recognition
     We rely on SEC Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements”(“SAB 101”) to recognize our revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller‘s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.
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
     When two or more services are bundled together in a single contract, the recognition of revenue related to one deliverable is not contingent upon the provision of service or milestone achievement of any subsequent deliverable. We follow EITF00-21 for recognizing revenues in instances involving the delivery or performance of multiple deliverables.
     We may be required to provide a refund to a customer in the event of non-delivery of a service by us if the customer does not otherwise extend the delivery deadline, accept substitute service, or choose another alternative as set forth in the contract. However, we are not required to refund any portions of amounts previously received and for which services have been rendered because subsequent deliverables are not provided. At no point do we recognize any revenue when there is a possibility of having to refund anything to the customer.
     We report our revenue on a gross basis under the guidance of EITF 99-19, as (1) we are the primary obligor under contracts with our suppliers and have the risks and rewards of a principal in these transactions; (2) we have latitude in establishing the price for services under our advertising contracts, and the net amount earned by us varies with each contract; (3) we are primarily responsible for the fulfillment of services ordered by the customer pursuant to the contract, including the portion of the services performed by the media supplier with whom we separately contract; and(4) we have discretion in supplier selection.
Income Taxes
     We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” as described in Note 9 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.
     In September 2007, the Company paid US$155,138 as income tax for the period from January to April 2006. The payment was made as a result of a change in the government income tax policy. Prior to such change, the Company did not have income tax liabilities during the period from January until April 2006. Following the change in policy, the Company became liable to payment in income tax and made the required payment. As it was not an error of accounting records or a change in the Company’s accounting policy, but rather a government policy change, we recorded it in the current year as income tax expense.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Our primary exposure to market risks relate to interest rates and foreign exchange rates.
Interest rates
     Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As of September 30, 2007, we had an outstanding note payable in the amount of US$32,026 which is subject to a variable interest rate, and two short-term loans in the amount of US$400,320 and $266,880, which are subject to a monthly interest at the rate of 0.69225% and 0.6825%, respectively. We do not anticipate being exposed to material risks due to changes in market interest rates.
Foreign exchange rates
     Substantially all our revenues and expenses are denominated in Renminbi, which are translated to U.S. dollars as our reporting currency for our financial statements. As such, our primary foreign exchange risk is to changes in the value of the Renminbi relative to the U.S. dollar. See “Item 3A. Risk Factors —Fluctuations in the value of the Renminbi could negatively impact our results of operations.” We do not engage in any hedging activities, and as such, we may in the future experience economic loss or gain as a result of any foreign currency exchange rate fluctuations.
     The following chart indicates the net foreign exchange gain/loss we recognized in the periods indicated.

	For the six months ended
	September 30,		For the year ended March 31,
	2007	2006	2007	2006	2005(1)
Net foreign exchange gain	$140,447	$18,156	$102,164	$23,418	—
Percent of revenue	0.50%	0.05%	0.15%	0.04%	—
Percent of profit from income before taxes	22.69%	9.46%	3.92%	2.06%	—

(1)	The Renminbi remained pegged to the U.S. dollar until July 21, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Reference is made to the Index to the audited consolidated financial statements on Page F-1 for our audited consolidated financial statements and notes thereto and supplementary schedules.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     We engaged HJ& Associates, LLC as our company’s independent accountants effective as of May 26, 2005.
ITEM 9A. CONTROLS AND PROCEDURES
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
     In its audit of our financial statements for the six months periods ended September 30, 2006 and 2007, our independent auditor noted a material weakness relating to the Company’s financial disclosure controls that existed at September 30, 2007. Specifically, it noted that the Company’s finance manager had not initially accounted for the Sun New Media Transaction Service, Ltd acquisition and the activity of this company, its subsidiary, China Focus Channel Development Co., Ltd or the parent Company Asia Premium Television Group in the preparation of our consolidated financial statements. After the error was noted, we revised our financial statements to properly reflect the results of these companies, and the financial statements included herein reflect these revisions.
     We have reviewed our financial disclosure controls and implemented appropriate procedures that assure similar errors do not recur in future periods. In addition, to further the Company’s efforts to continually improve its internal controls and financial reporting processes, the Company is currently discussing the appointment of a senior financial officer that would serve as the Company’s chief financial officer, which process it hopes to complete in the first quarter of 2008.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Yan Gong has served as a director of our company since March 2003 and served as our Chief Executive Office since July 2006. From March 2003 to June 2006, Mr. Gong served as our Chief Operating Officer. Mr. Gong has also served as Chief Operating Officer of our subsidiary BAHA since 2002. From1997 to 2002, Mr. Gong was the General Manager of BAHA. Mr. Gong is also on the board of directors of our subsidiaries BAHA, BHCA, SHCCA and TACM. Mr. Gongstudied business management in Japan.
Hongmei Zhang has served as our Finance Manager from July 2006. From 1998 to June 2006, Ms. Zhang worked for our subsidiary BAHA first as chief accountant, then Vice-Finance Manager and subsequently as Finance Manager.
Jing Xing has served has a director since June 2007. Since 2006, Mr. Xing has served as president of Sun New Media Inc., president of investment business at Sun Media Investment Group, chairman of theboard of Sun Capital Consultant Ltd, and as the CEO of China Media Tradex Limited. From 2003 to2006, Mr. Xing served as chairman, vice chairman, executive director and CEO of SMI Corporation Ltd. (formerly known as Star EastHoldings Limited, HK listing symbol 198 ). From 2003 to 2006 he also served as executive director of Stellar Megamedia Group Limited. From 2003 to 2005, Mr. Xing served as executive director & general manager of Sun TV, chairman and executive director of SMI Publishing Group Limited ( HKlisting symbol 8010 ), and as vice chairman and executive director of M-ChannelLimited (HK listing symbol 8036). Since 2000, Mr. Xing has served as the vice chairman and executive director of a newspaper in Beijing, the People’’sRepublic of China called the Beijing Daily Messenger. From 1999 to 2005, Mr. Xing was the chairman and CEO of Beijing KP Network Technical Co. Ltd.. Mr. Xing holds master degree of science from the Beijing Software Graduate School of Beijing University.
Huiyang Yu has served as a director since June 2007. Since 2005, Mr. Yu has been self-employed as a consultant in brand marketing. From 2003 to 2005, Mr. Yu served as sales manager for Germany Vaillant Group. Mr. Yu holds a bachelors degree from the Beijing Second Foreign Language University.
Douglas J. Toth has served as a director since June 2007. Since 2002, Mr. Toth has served as CEO of Groupmark Financial Ltd. From 1998 to 2002, Mr. Toth served as a director of Somerset Financial Group. Additionally, he has knowledge of financial and SEC reporting. Mr. Toth studied theoretical mathematics at Rutgers University and finance at the New York Institute of Finance.
All the other executive officers hold their positions at the discretion of our board of directors. All of our directors hold their positions for a term of one year or until their successors are duly elected and qualified.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, the “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. The Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
We believe that the Reporting Persons have complied with all the applicable reporting requirements, except certain late and delinquent filings of Form 3, Form 4 and Form 13D by Global Women Multi-Media Co., Ltd. (BVI), Faithhill Investments Limited and Hershop Limited. We are implementing an enhanced compliance program to assist the Reporting Persons to fully comply with disclosure requirements pursuant to Section 16(a).
ITEM 11. EXECUTIVE COMPENSATION
For the transition period from April 1, 2007 to September 30, 2007, we paid US$26,748 in compensation to our management.
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
The following table sets forth the compensation paid in respect of the six months ended September 30,2006 and 2007, years ended March 31, 2005, 2006 and 2007 to our Chief Executive Officer, to each of the three other most highly paid officers and to each of our directors.

NAME AND		SALARY	BONUS	OTHER ANNUAL
PRINCIPAL POSITION	YEAR	(US$)	(US$)	COMPENSATION

Qiang Jiang(1)	2005	$14,857	-0-	-0-
Chief Executive Officer	2006	$15,214	-0-	-0-
and Director	2007	-0-	-0-	-0-
	2006. 4-9	-0-	-0-	-0-
	2007. 4-9	-0-	-0-	-0-

Li Li	2005	$28,586	-0-	-0-
Chairman and Director	2006	$29,194	-0-	-0-
	2007	$29,993	-0-	-0-
	2006. 4-9	$15,002	-0-	-0-
	2007. 4-9	$10,532	-0-	-0-

Yan Gong	2005	$23,982	-0-	-0-
Chief Executive Officer	2006	$24,031	-0-	-0-
and Director	2007	$23,942	-0-	-0-
	2006. 4-9	$11,993	-0-	-0-
	2007. 4-9	$12,677	-0-	-0-

NAME AND		SALARY	BONUS	OTHER ANNUAL
PRINCIPAL POSITION	YEAR	(US$)	(US$)	COMPENSATION

Hongmei Zhang	2005	$5,145	-0-	-0-
Financial Manager	2006	$5,313	-0-	-0-
	2007	$6,571	-0-	-0-
	2006. 4-9	$2,784	-0-	-0-
	2007. 4-9	$3,480	-0-	-0-

Chuan He	2005	$10,759	-0-	-0-
Media Planning Manager	2006	$10,676	-0-	-0-
	2007	$12,866	-0-	-0-
	2006. 4-9	$6,433	-0-	-0-
	2007. 4-9	$6,663	-0-	-0-

Dapeng Sun	2005	$4,762	-0-	-0-
Customer Service	2006	$4,918	-0-	-0-
Manager	2007	$6,503	-0-	-0-
	2006. 4-9	$3,252	-0-	-0-
	2007. 4-9	$3,368	-0-	-0-

(1)	Qiang Jiang ceased to be our Chief Executive Officer on June 30, 2006, and ceased to be our director on June 19, 2007.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of June 19, 2007, the number and percentage of the 1,613,297 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by(i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

AMOUNT AND
NATURE OF
TITLE OF	NAME AND ADDRESS OF	BENEFICIAL	PERCENT OF
CLASS	BENEFICIAL OWNER	OWNERSHIP	CLASS

Common	Walter T Beach Robert Stevens 675 State St. Princeton, NJ 08540	204,288	5.93%

Common	Global Women Multi-Media Co., Ltd. (BVI) P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands	468,751	13.60%
Common	Jing Xing(1) 73 Jupiter Road Singapore, 576550	-0-	-0-
Common	Huiyang Yu(1) Room 406, New Four Building, Baojia Street, Xicheng district, Beijing, China	-0-	-0-
Common	Douglas J. Toth(1) 1120 6th Ave. 4th Floor New York, NY 10032	-0-	-0-

		AMOUNT AND
		NATURE OF
TITLE OF	NAME AND ADDRESS OF	BENEFICIAL	PERCENT OF
CLASS	BENEFICIAL OWNER	OWNERSHIP	CLASS

Common	Li Li (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Yan Gong (1) Room 602, 2 North Tuanjiehu Street Chaoyang District, Beijing 100026 People’s Republic of China	-0-	-0-
Common	Faithhill Investments Limited (2) P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, BVI	203,235	5.90%
Common	Vesto Pacific Holdings, Ltd. 10th Floor, Hutchison House 10 Harcourt Road Hong Kong	200,001	5.80%
Common	Hershop Limited 8/F Crawford Tower 99 Jervois St. Sheung Wan, Hong Kong	617,646	17.92%
Common	Professional Offshore Opportunity Fund Attn Marc Swickle 1400 Old Country Rd, Ste 206 Westbury, NY 11590	199,181	5.78%
Common	CEDE & CO Box #20, Bowling Green Station New York, NY 10004	421,599	12.24%
Common	Officer and Directors as a Group: 5 persons	0	0

(1)	Officer or director of the Company.

(2)	Faithhill Investments Limited is owned 100% by Sun Media Group, Inc.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related party transactions
On September 20, 2007, the Company entered into a one-year loan agreement with CEC Unit Plc. (“CECU”), a related party of the Company, with the principal amount of $201,161 used as the Company’s operating capital at an interest rate of 6% per year. The loan was paid off in full on October 28, 2007. Mr. Jing Xing, member of our board of directors, also serves as the Chief Financial Officer of CECU.
Policies and procedures for review and approval of related party transactions
We do not have a formal policy and related procedures for the review, approval and ratification of transactions that are required to be reported pursuant to this Item 13. If and when any such transactions have been proposed, they have been reviewed by our board of directors. The approval of the chairman and at least one director is required to ratify any transaction. Our board intends to approve only those related party transactions that have fair terms at market rate and are in our best interests. We expect to continue this policy in the future.
Net income guarantees
In connection with our acquisition of BAHA which we finalized in July 2004, three of our shareholders, Qiang Jiang, Xiuying Chang and Feng Wang, guaranteed that the net income of BAHA would be no less than US$1.5 million for each of the two years ending on the first and second anniversary of the completion date of the acquisition. These shareholders agreed that in the event that BAHA failed to generate the guaranteed net income, the shareholders would contribute an amount equal to the difference between the guaranteed net amount and BAHA’s actual net income.
In connection with our acquisition of BHCA which we completed in July 2004, two of our shareholders, Qiang Jiang and Xiaojing Zheng, guaranteed that the net income of BHCA would be not less than RMB$8.0 million (approximately US$1.0 million) for each of the two years ending on the first and second anniversary of the completion date of the acquisition. These shareholders agreed that in the event that BHCA failed to generate the guaranteed net income, the shareholders would contribute an amount equal to the difference between the guaranteed net amount and BHCA’’s actual net income.
By the terms of the agreements, the above guarantees expire on July 8, 2006. Due to significant changes in the fair value of ASTV following our acquisition of BAHA and BHCA, the Company signed two supplementary agreements with the correlative three and the two shareholders respectively to cancel the net income guarantee terms with the approval of board of directors on July 8, 2006.
Anti-dilution agreement
On October 21, 2002, we entered into an anti-dilution agreement (the “Anti-Dilution Agreement”) with William Fisher, our former President, which required us to issue additional shares of our common stock to Mr. Fisher as and when necessary to enable him to maintain a 7% ownership in our company. On December 15, 2003(effective November 4, 2003), we extended the agreement indefinitely so long as Mr. Fisher did not voluntarily sell shares of common stock to cause his ownership interest in our company to fall below 7%, among other conditions. This agreement was cancelled pursuant to satisfaction of the terms of a general release agreement we entered into with Mr. Fisher in June 2005.
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
ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed for professional services rendered by HJ & Associates, LLC, our current accountant, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements was US$84,000 for the fiscal year ended March 31, 2006, US$90,000 for the fiscal year ended March 31, 2007, US$83,000 for the six months ended September 30, 2007, and US$64,000 for the six months ended September 30, 2006.
Audit-Related Fees
There were no audit-related fees billed by our principal accountant during the six months ended September 30, 2006 and 2007, fiscal year ended March 31, 2007. In the fiscal year ended March 31, 2006, our principal accountant billed fees in the amount US$2,500 in connection with responding to comments we received from the SEC with respect to our annual report on Form 10-KSB for the year ended March 31,2005 we filed with the SEC.
Tax Fees
The aggregate fees billed during the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2006 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were all US$0.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a). Documents filed as part of this Annual Report:
1. Consolidated Financial Statements
The audited consolidated financial statements filed in this Annual Report are listed on page F-1 hereof.
2. Financial Statement Schedules
The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-8 hereof.
3. Exhibits

Exhibit No.	Title
3.1	Certificate of Incorporation(1)

3.2	Articles of Amendment to Charter(1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

4.1	2001 Stock Plan (4)

10.1	Convertible Promissory Note(5)

10.2	Convertible Promissory Note (5)

10.3	Registration Rights Agreement(5)

14.1	Code of Ethics(6)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Finance Manager pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Finance Manager pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)	Incorporated by reference to our report on Form 8-K filed on October 9, 2002.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on May 20, 2003.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Asia Premium Television Group, Inc.
Beijing, China
We have audited the consolidated balance sheets of Asia Premium Television Group, Inc. and subsidiaries as of September 30, 2007, March 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, stockholders equity (deficit) and cash flows for the six months ended September 30, 2007 and each of the three years ended March 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Premium Television Group, Inc. and subsidiaries as of September 30, 2007, March 31, 2007 and 2006, and the results of their operations and their cash flows for the six months ended September 30, 2007 and each of the three years ended March 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.
/s/  HJ & Associates, LLC
Salt Lake City, Utah
December 29, 2007

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	Six Months Ended	Year Ended	Year Ended
	September 30, 2007	March 31, 2007	March 31, 2006
ASSETS

CURRENT ASSETS
Cash	$5,405,112	$5,209,406	$2,932,698
Short-term investment	—	25,931	—
Accounts receivable, net of allowance for doubtful accounts (Note 2)	7,375,506	8,049,236	8,585,429
Receivable from related party, net of allowance for doubtful accounts (Note 11)	267,467	36,874	35,367
Other receivables, net of allowance for doubtful accounts	800,809	244,190	377,037
Prepaid expenses (Note 3)	3,123,542	1,449,404	3,298,048
Other current assets	51,891	30,370	9,693

Total Current Assets	17,024,327	15,045,411	15,238,272

PROPERTY AND EQUIPMENT, NET (Note 4)	1,132,981	1,006,390	934,810

OTHER ASSETS	—	—	5,918

Total Assets	$18,157,308	$16,051,801	$16,179,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,145,010	$9,720,917	$10,181,968
Accounts payable – related party (Note 11)	76,996	70,693	80,060
Accrued expenses	484,677	451,001	467,455
Customer deposits	909,678	828,778	1,117,725
Other payables	334,667	262,206	2,780,023
Short-term loan (Note 5)	732,470	645,920	—
Notes payable, current (Note 6)	32,026	108,514	149,761
Convertible notes payable (Note 6)	—	4,000,000	4,000,000

Total Current Liabilities	12,715,524	16,088,029	18,776,992

NON CURRENT LIABILITIES
Notes payable (Note 6)	—	—	104,832

Total Liabilities	12,715,524	16,088,029	18,881,824

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 1,750,000,000 shares authorized, 3,445,791, 1,623,297 and 1,623,297 shares issued, 3,435,791, 1,613,297 and 1,613,297 shares outstanding at each balance sheet date	3,446	1,623	1,623
Less: Treasury stock at cost	(10)	(10)	(10)
Capital in excess of par value (deficit)	2,426,941	(2,453,719)	(2,453,719)
Accumulated other comprehensive income	266,029	125,582	23,418
Retained earnings (deficit)	2,745,378	2,290,296	(274,136)

Total Stockholders’ Equity (Deficit)	5,441,784	(36,228)	(2,702,824)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,157,308	$16,051,801	$16,179,000

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Income

	For the Six Months Ended		For the Years Ended
	September 30, 2007	September 30, 2006	March 31, 2007	March 31, 2006	March 31, 2005
	(Audited)	(Unaudited)	(Audited)	(Audited)	(Audited)
REVENUE	$28,348,347	$33,052,628	$65,733,578	$61,793,864	$48,228,470
COST OF SALES	26,457,983	31,401,447	62,282,688	58,402,504	45,282,789

GROSS PROFIT	1,890,364	1,651,181	3,450,890	3,391,360	2,945,681

General and administrative expenses	1,031,359	720,829	1,464,695	2,203,081	1,776,163
Bad debt expenses (recovery) (Note 8)	157,763	682,347	(678,480)	(26,975)	736,264
Depreciation	92,402	71,934	156,317	112,773	74,628

Total Expenses	1,281,524	1,475,110	942,532	2,288,879	2,587,055

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	608,840	176,071	2,508,358	1,102,481	358,626

OTHER INCOME (EXPENSE)
Gain on disposal of assets	—	—	6,637	689	—
Gain on extinguishments of debts	—	—	88,515	—	—
Interest expense	(26,785)	(4,993)	(24,181)	(6,206)	(36,254)
Interest income	43,957	21,196	45,961	47,622	17,019
Other income (expense)	(6,912)	(423)	(20,756)	(6,417)	2,551

Total Other Income (Expense)	10,260	15,780	96,176	35,688	(16,684)

INCOME BEFORE INCOME TAXES	619,100	191,851	2,604,534	1,138,169	341,942

CURRENT INCOME TAX EXPENSE (Note 9)	164,018	27,637	40,102	21,992	1,483

NET INCOME	$455,082	$164,214	$2,564,432	$1,116,177	$340,459

BASIC INCOME PER SHARE (Note 14)	$0.20	$0.11	$1.59	$0.69	$0.21

DILUTED EARNINGS PER SHARE (Note 14)	$0.20	$0.11	$1.59	$0.65	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Stockholders’ Equity (Deficit)

			Capital in	Accumulated		Total
			excess of	other	Retained	Stockholders’
	Common Stock		par value	comprehensive	Earnings	equity
	Shares	Dollars	(deficit)	income	(Deficit)	(Deficit)
Balance, March 31, 2004	750,000	$750	$1,756,013	$—	$(1,730,772)	$25,991
Recapitalization of Subsidiaries (Note1)	871,668	871	(4,318,441)	—	—	(4,317,570)
Net income for the year ended March 31, 2005	—	—	—	—	340,459	340,459

Balance, March31, 2005	1,621,668	1,621	(2,562,428)	—	(1,390,313)	(3,951,120)
Shares issued for debt	1,629	2	57,024	—	—	57,026
Treasury Stock	(10,000)	(10)	10	—	—	—
Debt forgiveness	—	—	51,675	—	—	51,675
Foreign Currency translation Adjustment	—	—	—	23,418	—	23,418
Net income for the year ended March 31, 2006	—	—	—	—	1,116,177	1,116,177

Balance, March 31,2006	1,613,297	1,613	(2,453,719)	23,418	(274,136)	(2,702,824)
Foreign Currency translation Adjustment	—	—	—	102,164	—	102,164
Net income for the year ended March 31, 2007	—	—	—	—	2,564,432	2,564,432

Balance, March 31,2007	1,613,297	1,613	(2,453,719)	125,582	2,290,296	(36,228)
New Issuance of common stock, net of offering cost of $98,101	1,200,000	1,200	860,699	—	—	861,899
Conversion of the Convertible Notes	596,765	597	3,999,403	—	—	4,000,000
Issuance for anti-dilution agreement	25,729	26	20,558	—	—	20,584
Foreign Currency translation Adjustment	—	—	—	140,447	—	140,447
Net income for the six months ended September 30, 2007	—	—	—	—	455,082	455,082

Balance, September 30, 2007	3,435,791	$3,436	$2,426,941	$266,029	$2,745,378	$5,441,784

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows

	For the Six Months Ended		For the Years Ended
	September 30, 2007	September 30, 2006	March 31, 2007	March 31, 2006	March 31, 2005
	(Audited)	(Unaudited)	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$455,082	$164,214	$2,564,432	$1,116,177	$340,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	92,402	71,934	156,317	112,773	74,628
Bad debt expense (recovery)	157,763	682,347	(678,480)	(26,975)	736,264
Gain on disposal of assets	—	—	13,670	(689)	—
Non cash financial expense (anti-dilution issuance)	20,583	—	—	—	—
Changes in assets and liabilities:
(Increase) in accounts receivable & other receivable	(57,036)	(2,696,726)	1,301,530	(3,947,491)	(1,411,819)
Decrease (Increase) in prepaid expense	(1,674,137)	1,584,507	1,848,646	511,338	2,176,608
Decrease (Increase) in other current assets	(21,520)	(8,076)	(20,677)	16,561	(26,254)
Decrease (Increase) in other non-current assets	—	5,918	5,918	5,439	(11,357)
Increase (Decrease) in accounts payable & other payable	496,554	(526,286)	(2,978,868)	4,118,362	(503,954)
Increase (Decrease) in accrued expenses	33,676	3,090	(16,454)	135,679	92,196
Increase (Decrease) in customer deposits	80,901	2,497,075	(288,948)	590	(897,456)
Exchange gain	12,027	45,034	46,340	38,465	—

Net Cash Provided (Used) by Operating Activities	$(403,705)	$1,823,031	$1,953,426	$2,080,229	$569,315

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows (Continued)

	For the Six Months Ended		For the Years Ended
	September 30, 2007	September 30, 2006	March 31, 2007	March 31, 2006	March 31, 2005
	(Audited)	(Unaudited)	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	$(233,773)	$(108,560)	$(260,275)	$(569,376)	$(400,629)
Proceeds from disposal of property and equipment	—	—	6,886	4,834	—
Proceeds from (payments for) note receivable	25,931	(44,255)	(25,930)	82,175	74,925

Net Cash Used by Investing Activities	(207,842)	(152,815)	(279,319)	(482,367)	(325,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance, net of offering cost	861,899	—	—	—	—
Proceeds from short-term loan	86,550	—	645,920	—	—
Proceeds from note payable	—	—	—	254,593	78,550
Payments for note payable	(76,489)	(59,870)	(146,078)	(259,819)	—
Decrease (Increase) in advances receivable-related party	(242,641)	5,853	9,116	221,042	(44,565)
(Decrease) in advances payable-related party	6,303	32,306	(9,368)	(15,406)	(224,670)

Net Cash Provided (Used) by Financing Activities	635,622	(21,711)	499,590	200,410	(190,685)

Effect of Exchange Rate Change on Cash	171,631	—	103,011	36,346	—

NET INCREASE IN CASH	195,706	1,648,505	2,276,708	1,834,618	52,926

CASH AT BEGINNING OF PERIOD	5,209,406	2,932,698	2,932,698	1,098,080	1,045,154

CASH AT END OF PERIOD	$5,405,112	$4,581,203	$5,209,406	$2,932,698	$1,098,080

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements Of Cash Flows (Continued)

	For the Six Months Ended		For the Years Ended
	September 30, 2007	September 30, 2006	March 31, 2007	March 31, 2006	March 31, 2005
	(Audited)	(Unaudited)	(Audited)	(Audited)	(Audited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for Interest	$26,785	$3,141	$27,128	$6,206	—
Income taxes	$167,085	$13,548	$45,538	$12,932	$1,483
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCINGACTIVITIES
   For the six months ended September 30, 2007
In September 2007, the Company issued 596,765 shares of common stock to force the conversion of $916,000 of the aggregate $4.0 million principal amount of convertible notes, and 25,729 shares to the Investors to maintain the Investors’ percentage of ownership in the Company. In addition, upon the completion of these transactions, the rest of the Convertible Notes with an aggregate principal amount totalling $3,084,000 were cancelled. (Note 6)
   For the six months ended September 30, 2006 and for the year ended March 31, 2007
None
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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In order to reflect enhanced business focus on China’s mobile-marketing and services sectors, the Company’s name was changed from Asia Premium Television, Inc. to P Phone, Inc. since November 2007. (See note 15)
Subsidiaries
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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Subsidiaries (Continued)
On July 31, 2006, the Company sold 95% of BAQM shares to a third party and 5% to a shareholder at the net book value as of June 30, 2006.
On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China, from a third party with a net book value of $0 at a price of $1.
Fiscal Year change
On November 14, 2007, our Board of Directors approved a change in our financial year-end from March 31 to September 30. This 10-K covers the transition period from April 1, 2007 to September 30, 2007. The new 2008 Fiscal Year will begin on October 1, 2007.
Consolidation
The consolidated financial statements include the accounts of Parent, BAHA, BHCA, SHCCA, TACM, AOI, APTV-BVI, BAQM, THZA, SNMTS and CFCD (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.
The Company had a March 31 year end before November, 2007, and a September 30 year end thereafter, while the subsidiaries have statutory December 31 year ends. The subsidiaries have been audited on March 31 or September 30 year ends to match the parent.
Reclassification
The financial statements for periods and years prior to September 30, 2007 have been reclassified to conform to the headings and classifications used in the September 30, 2007 financial statements.
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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three to five years (See Note 4). In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.
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
Foreign Currency Translation Policy
The translations of the functional currency financial statements of subsidiaries into United States reporting currency dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. For revenues and expenses, the average exchange rate during the years was used to translate China Renminbi into U.S. dollars. The gains or losses resulting from translation are included in stockholders’ equity (deficit) separately as other comprehensive income.
Gains and losses resulting from transactions in foreign currencies are included in the determination of net income (loss) for the period.
BAHA, BHCA, SHCCA, TACM, BAQM THZA and CFCD’s functional currency is the China Renminbi (“RMB”). AOI’s functional currency is the Macau SAR Pataca (“MOP”). APTV-BVI and SNMTS’s functional currency is the Hong Kong SAR Dollar (“HKD”).

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Based Compensation
The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard No. 123 (Revised 2004) (“SFAS No. 123(R)”) “Share-Based Payment”, which replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. In adoption of SFAS No. 123(R), the Company recognizes compensation costs related to share-based payment transactions in the financial statements based on the fair value of the equity or liability instruments issued over the period that an employee provides service in exchange for the award. The Company also re-measures liability awards at the end of each reporting period. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.
Recently Enacted Accounting Standards
Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-Based Payment”, SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, FASB Staff Positions (“FSP”) FAS 109-1, “Application of FASB Statement 109 Accounting for Income Taxes”, FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” and FASB Statement No. 154, “Accounting Changes and Error Corrections.” were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 155, FSP FAS 109-1, 109-2, SAB No. 107, FIN No.47 and FASB Statement No. 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.
Revenue Recognition Policy
The Company relies on SEC Staff Accounting Bulletin: No. 101“Revenue Recognition in Financial Statements” (“SAB 101”) to recognize its revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.
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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition Policy (Continued)
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
Advertising expenses
Advertising expenses, which generally represent the cost of promotions to create or stimulate a positive image of the Company, are expensed as incurred. Advertising expenses included in general and administration expenses are advertising costs of $0, $0, $0, $187,871 and $0, for the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005, respectively.
Bonus Plan
The Company has set up an over-performance related staff compensation system for all of its PRC operating subsidiaries. The bonus is computed on a specified percentage of income before bonuses. These bonuses charged to general and administrative expenses were $0, $0, $0, $164,367 and $0 for the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005.
Other comprehensive income
Other comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income at September 30, 2007 represented the cumulative foreign currency translation adjustment.
Unaudited information for the six months ended September 30, 2006
The information for the six months ended September 30, 2006 included normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these information be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended March 31, 2006, filed on June 28, 2006.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 2 — ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	September	March 31,	March 31,
	30, 2007	2007	2006
Accounts receivable — trade	$7,890,504	$8,522,545	$9,289,096
Allowance for doubtful accounts	(514,998)	(473,309)	(703,667)

Accounts receivable, net	$7,375,506	$8,049,236	$8,585,429

Bad debt expense (recovery) for the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005 was $25,704, $1,116,244, $(249,567), $104,272 and $81,568 respectively (See Note 8).
NOTE 3 — PREPAID EXPENSES
At September 30, 2007, the Company had prepaid expenses of $3,123,542. The Company enters into agreements with vendors to provide advertising services. Usually the agreements cover a period of time, and the vendors require the Company to pay in advance. The prepaid expenses are transferred to cost of sales after the service is provided by the vendors.
NOTE 4 — PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost, less accumulated depreciation:

	September	March 31,	March 31,
	30, 2007	2007	2006
Office equipment	$913,306	$669,966	$623,719
Vehicles	597,527	685,874	497,629
Leasehold improvement	125,480	46,700	45,115
Less accumulated depreciation	(503,332)	(396,150)	(231,653)

	$1,132,981	$1,006,390	$934,810

Depreciation expense for the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005 was $92,402, $71,934, $156,317, $112,773 and $74,628 respectively.
NOTE 5 — SHORT-TERM LOANS
On October 23, 2006, the Company entered into a six-month bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $387,552 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bore a monthly interest at the rate of 0.604% and has been fully repaid on April 10, 2007.
On November 29, 2006, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $258,368 to raise funds for its advertising business. The collateral of the loan is the office facility of SHCCA. The loan bears monthly interest at the rate of 0.6825%. The balance was $266,880 and $258,368 at September 30, 2007 and March 31, 2007 respectively.
On May 11, 2007, the Company entered into a one-year bank loan with Ji’nan Commercial Bank Wenxi Branch in the amount of $393,933 to raise funds for its advertising business. BAHA and its legal representative provide guarantees on the loan. The loan bore a monthly interest at the rate of 0.69225%. The balance was $400,320 and $387,552 at September 30, 2007 and March 31, 2007 respectively.
On July 27, 2007, the Company entered into a bank loan with Shandong Rural Credit Union Licheng Branch in the amount of $65,269. The loan does not have any interest or repayment terms. The balance was $65,269 at September 30, 2007 and fully paid on October 30, 2007.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 6 — NOTES PAYABLES
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
On September 9, 2007, the Company entered into an agreement with Tidetime, Inc. (“Tidetime”) pursuant to which the Company exercised its right, under the Registration Rights Agreement entered into by the parties in 2001, to force the conversion of $916,000 of the aggregate $4.0 million principal amount of above convertible notes (the “Convertible Notes”) held by Tidetime, into 596,765 shares of the Company’s common stock.
On September 10, 2007, Hershop, Inc. (“Hershop”) and an investment group consisting of Professional Offshore Opportunity Fund Ltd., Professional Traders Fund, LLC and First Mirage, Inc. (the “Investment Group”) entered into an agreement with Tidetime to purchase all of Tidetime’s equity and debt in the Company for $372,000. This equity and debt included 243,234 common shares of the Company previously owned by Tidetime, the 596,765 shares of the Company Timetime received in the mandatory conversion set forth in paragraph (a), and the balance of the Convertible Notes not previously converted. In addition, upon the completion of these transactions, Hershop and the Investment Group agreed with the Company to cancel all of the acquired Convertible Notes with an aggregate principal amount totaling $3,084,000.
Notes Payable
On October 18, 2005 the Company entered into a note payable with Jinan Haichen Real Estate Development Co., Ltd. (“JHRED”) in the amount of $316,993 to acquire office facility for SHCCA. The note should be repaid on a monthly basis no less than $12,480 per month and matured on October 17, 2007. At September 30, 2007, the unpaid note payable to JHRED is $32,026, which is subjected to the interest based on the current monthly bank rate.
The following is a maturity schedule for the next five years.

	September	March 31,	March 31,
Minimum Annual Payments	30, 2007	2007	2006
Within one year	$32,026	$4,108,514	$4,149,761
After one year but within two years	—	—	104,832

	$32,026	$4,108,514	$4,254,593

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 7 — CAPITAL STOCK
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
On July 30, 2007, we executed subscription agreements with Investors pursuant to which we agreed to issue 1,200,000 common shares of our common stock and 1,200,000 common stock warrants. The aggregate gross proceeds from the sale of our common stock and warrants are $960,000. Total offering cost for the new issuance is $98,101 and the net proceeds are $861,899.
On September 9, 2007, the Company issued 596,765 shares of common stock to force the conversion of $916,000 of the aggregate $4.0 million principal amount of convertible notes. (See Note 6)
Pursuant to the subscription agreements on July 30, 2007, the Company agreed to issue additional shares to the Investors if the Company issued more than 500,000 shares when converting some or all of the Convertible Notes. Since the Company issued 596,765 shares of common stock to Tidetime, 25,729 shares were issued at $0.80 per share to the Investors to maintain the Investors’ percentage of ownership in the Company on September 9, 2007.
At September 30, 2007, the Company had 3,445,791 shares issued and 3,435,791 shares outstanding. At March 31, 2007 and 2006, the Company had 1,623,297 and 1,623,297 shares issued, 1,613,297 and 1,613,297 shares outstanding respectively.
Warrants/Options
On July 22, 2007, 1,200,000 common stock warrants were issued to Investors as stated above. Under the Warrant, the investors have the right, for a period of three years from the date of such Warrant, to purchase a total of 1,000,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.
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
At September 30, 2007, the Company had 1,200,000 common stock warrants. The Company has no warrants/options issued and outstanding as of March 31, 2007 and 2006.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 7 — CAPITAL STOCK (Continued)
2001 Stock Plan
In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of September 30, 2007, no options were granted under the Plan.
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
NOTE 8 — BAD DEBT EXPENSES (RECOVERY)
The following is a summary of bad debt expenses (recovery):

	September	September	March 31,	March 31,	March 31,
	30, 2007	30, 2006	2007	2006	2005
Accounts receivable (Note 2)	$25,704	$1,116,244	$(249,567)	$104,272	$81,568
Receivable from related party (Note 11)	9,940	(17,037)	(12,800)	(44,834)	(68,978)
Other receivables	122,119	(416,860)	(416,113)	(86,413)	723,674

	$157,763	$682,347	$(678,480)	$(26,975)	$736,264

NOTE 9 — INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the liability approach for the effect of income taxes.
        .

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 9 — INCOME TAXES (Continued)
United States operations
The Company has available at September 30, 2007 unused United States operating loss carryforwards of $586,236 which may be applied against future taxable income. The deferred tax assets, which consist of net operating losses, equal approximately $87,935 for the years ended September 30, 2007. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at September 30, 2007, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is $27,988 for the six months ended September 30, 2007.
The temporary differences gave rise to the following deferred tax asset (liability):

	September 30	March 31,	March 31,
	2007	2007	2006
Net operating loss carryover - federal	$87,935	$59,947	$61,120
Valuation allowance	(87,935)	(59,947)	(61,120)

Deferred Tax Asset (Liability)	$—	$—	$—

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the year ended:

	September	September	March 31,	March 31,	March 31,
	30, 2007	30, 2006	2007	2006	2005
Computed tax at the expected federal statutory	15%	15%	15%	15%	15%
Valuation allowance	(15)%	(15)%	(15)%	(15)%	(15)%

Effective income tax rates	—	—	—	—	—

Foreign operations
The Company has available at September 30, 2007, March 31, 2007, 2006 and 2005, unused PRC operating loss carryforwards of $1,012,596, $814,481, $1,480,600 and $1,460,161, respectively, which may be applied against future taxable income. The deferred tax assets, which consist of bad debt allowance and net operating losses, equal approximately $334,160, $268,800, $488,600 and $481,800 for the six months ended September 30, 2007, years ended March 31, 2007, 2006 and 2005. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the deferred tax assets at March 31, 2007, 2006 and 2005, therefore, no deferred tax asset has been recognized. The change in the valuation allowance is approximately $65,360, $(219,800), $6,800 and $12,800 for the six months ended September 30, 2007, years ended March 31, 2007, 2006 and 2005, respectively.
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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 9 — INCOME TAXES (Continued)
Foreign operations (Continued)
Chinese tax law stipulates the net loss after tax adjustments can be carried forward for five fiscal years.
The income tax provision differs from the amount of income tax by applying the Chinese Corporate income tax rate of 33% to pretax income from continuing operations consisted of the following for the year ended:

	September 30,	September 30,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2005
Current income tax expense:
Book income	$269,826	$99,803	$856,916	$418,411	$215,922
Bad debt expense (recovery)	52,062	225,174	(223,898)	(8,902)	(53,177)
Entertainment	3,610	4,951	6,262	11,698	4,274
Payroll related expenses	35,923	51,534	67,525	116,184	141,761
Interest expense	—	—	—	(2,232)	6,710
Accrued bonuses	—	(55,489)	(55,833)	54,241	—
Disallowed non operating loss	25,502	—	—	—	—
Other	344	(27,643)	9,671	1,995	25,391
Net operating loss from loss entities	—	(15,926)	(8,152)	15,568	—
Tax exempt income	(223,249)	(254,768)	(612,389)	(584,971)	(339,398)

Tax expense	164,018	27,636	$40,102	$21,992	$1,483

Deferred tax expense (benefit) resulted from:
Excess of tax over financial accounting net operating loss	$—		$—	$—	$—
Valuation allowance	(65,360)		219,800	(6,800)	(12,800)
Allowance for bad debts	65,360		(219,800)	6,800	12,800

Net deferred tax expense	$—		$—	$—	$—

The temporary differences gave rise to the following deferred tax asset (liability):

	September 30,	March 31,	March 31,
	2007	2007	2006
Net operating loss carryover	11,980	$8,050	$15,600
Allowance for bad debt	322,180	260,750	473,000
Valuation allowance	(334,160)	(268,800)	(488,600)

Deferred Tax Asset (Liability)	$—	$—	$—

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 10 — OPERATING LEASES
We have entered into three building leases for our offices, two located in Beijing and one in Tibet. The Beijing facility lease for BAHA and BHCA expires on Dec 31, 2007 and is renewable on an annual basis. The Beijing facility lease for CFCD is from September 27, 2007 to December 31, 2010. The Tibet facility lease expires on August 31, 2008. Our subsidiary SHCCA previously occupied office space in Ji’nan which we leased from a third party. Following the expiration of our Ji’nan facility lease on April 30, 2006, SHCCA moved into an office unit which we initially purchased in November 2005. The combined lease expense for the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005 amounted to $46,634, $40,806, $87,599, $116,665 and $70,197, respectively.
The following is a schedule of minimum annual rental payments for the next five years.

	September 30,	March 31,	March 31,
	2007	2007	2006
Minimum Annual Payments
Within one year	$75,646	$23,777	$19,269
One to three years	167,602	—	—

Total	$243,248	$23,777	$19,269

NOTE 11 — RELATED PARTY TRANSACTIONS
Receivables from related party
The receivables from related party mainly include the advances to staff, and are carried at the expected realizable value. Receivables from related party consisted of the following:

	September 30,	March 31,	March 31,
	2007	2007	2006
Receivables from related party	$338,908	$96,268	$105,383
Allowance for doubtful accounts	(71,441)	(59,394)	(70,016)

Receivables from related party, net	$267,467	$36,874	$35,367

Bad debt expense (recovery) for the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005 was $9,940, $(17,037), $(12,800), $(44,834) and $(68,978) respectively (See Note 8).
On September 20, 2007, the Company entered into a one year lending agreement with CEC Unit Plc. (“CECU”), one of the related parties of the Company, in the amount of $201,161 as its operating capital. The loan bore an annual interest at the rate of 6%.
Accounts Payable
The Company has accounts payable to related parties at September 30, 2007, March 31 2007 and 2006 of $76,996, $70,693 and $80,060 respectively.
Management Compensation
For the six months ended September 30, 2007 and 2006, years ended March 31, 2007, 2006 and 2005, the Company expensed $26,748, $29,780, $59,976, $77,225 and $104,411 respectively, for services as management compensation.
Accrued Expenses
At September 30, 2007 and March 31, 2007, unpaid bonus to employees is $125,967 and $123,804 respectively, which are included within accrued expenses on the face of the balance sheet. At March 31 2006, unpaid payroll due to current officers and shareholder/former officer/director is $18,715 and unpaid bonus to employees is $164,367.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 13 –CONCENTRATIONS
Sales
For the six months ended September 30, 2007, the Company had had two significant customers which accounted for 47%, and 23% of sales.
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
Cost of Sales
The cost of sales during the six months ended September 30, 2007 and 2006, the year ended March 31, 2007, 2006 and 2005 were $28,348,347, $33,052,628, $62,282,688, $58,402,504 and $45,282,789. Cost associated with China Central TV Station (CCTV) accounted for 10%, 8%, 10%, 24% and 25% of the cost of sales respectively.
Accounts Receivable
At September 30, 2007, the Company had one customer which accounted for 54% of the Company’s accounts receivable balances.
At March 31, 2007, the Company had two customers which accounted for 59% and 19% of the Company’s accounts receivable balances respectively.
At March 31, 2006, the Company had one customer which accounted for 79% of the Company’s accounts receivable balances.
Foreign Operations
All of the Company’s operating activities are located in the People’s Republic of China.
NOTE 14 –EARNINGS PER SHARE
The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the six months ended September 30, 2007 and 2006, the year ended March 31, 2007, 2006 and 2005.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and 2006, March 31, 2007, 2006 and 2005
NOTE 14 –EARNINGS PER SHARE (Continued)

	For the Six Months Ended		For the Years Ended
	September 30, 2007	September 30, 2006	March 31, 2007	March 31, 2006	March 31, 2005
Income available to common shareholders (Numerator)	$455,082	$182,370	$2,564,432	$1,116,177	$340,459

Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	2,292,463	1,613,191	1,613,191	1,615,844	1,621,562

Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	2,292,463	1,683,191	1,613,191	1,715,844	1,701,562

NOTE 15 –SUBSEQUENT EVENTS
On November 23 2007, we entered into an agreement with the China Mobile and Communications Association (“CMCA”) to acquire 100% of the P Phone Project (“P” in “P Phone” stands for personalization and payment), held by CMCA. The P Phone Project is a business that is developing a mobile-based solution that provides Personal Media and Mobile Payment to cell phone users in Mainland China.
Under the terms of agreement, ATVG will acquire from CMCA 100% of the rights to the P Phone Project for an aggregate consideration of USD $2.8 million. The consideration will be satisfied through the issuance of 700,000 shares of ATVG common stock (the “Consideration Shares”) valued at $4 per share. 30% of these Consideration Shares will be issued to CMCA and 70% of the shares will be issued to CEC Unet plc, CMCA’s strategic partner in the development of P Phone.
On November 23 2007, in conjunction with our acquisition of the rights to the P Phone Project, our Board of Directors approved the change of our company name from Asia Premium Television, Inc. to P Phone, Inc. This change is still in process and is made in order to reflect enhanced business focus on China’s mobile-marketing and services sectors.

  SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date:	December 31, 2007

By:	/s/ Yan Gong
Yan Gong
Chief Executive Officer

Date:	December 31, 2007

By:	/s/ Hongmei Zhang
Hongmei Zhang
Finance Manager
     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 31, 2007

	By:	/s/ Li Li
Li Li
Chairman and Director

Date: December 31, 2007

	By:	/s/ Yan Gong
Yan Gong
Director

Date: December 31, 2007

	By:	/s/ Jing Xing
Jing Xing
Director

Date: December 31, 2007

	By:	/s/ Huiyang Yu
Huiyang Yu
Director

Date: December 31, 2007

	By:	/s/ Douglas J. Toth
Douglas J. Toth
Director