Form 10-Q
period 2007-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2008-02-20
CIK 860543

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-27246
ASIA PREMIUM TELEVISION GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	62-1407521 (I.R.S. Employer Identification Number)
Suite 602, 2 North Tuanjiehu Street, Chaoyang District
Beijing 100026, People’s Republic of China
(Address of principal executive offices, including zip code)
86-10-6582-7900
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑
As of December 31, 2007, there were outstanding 3,435,791 shares of the registrant’s Common Stock, par value $0.001 per share.

ASIA PREMIUM TELEVISION GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I FINANCIAL INFORMATION
Item 1 Unaudited condensed consolidated financial statements
ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated balance sheets

	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,620	$5,405,112
Accounts receivable, net of allowance for doubtful accounts	4,799,972	7,375,506
Receivable from related party, net of allowance for doubtful accounts	25,334	267,467
Other receivables, net of allowance for doubtful accounts	26,862	800,809
Prepaid expenses	—	3,123,542
Other current assets	—	51,891

Total Current Assets	4,935,788	17,024,327

PROPERTY AND EQUIPMENT, NET	159,985	1,132,981

	$5,095,773	$18,157,308

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$—	$10,145,010
Accounts payable — related party	—	76,996
Accrued expenses	1,169	484,677
Customer deposits	—	909,678
Other payables	112,988	334,667
Short-term loan	—	732,470
Notes payable, current	—	32,026
Total Current Liabilities	114,157	12,715,524

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 1,750,000,000 shares authorized, 3,445,791 shares issued, 3,435,791 shares outstanding for both years	3,446	3,446
Less: Treasury stock	(10)	(10)
Capital in excess of par value	2,191,501	2,426,941
Accumulated other comprehensive income	(107,388)	266,029
Retained earnings	2,894,067	2,745,378

Total Stockholders’ Equity	4,981,615	5,441,784

	$5,095,773	$18,157,308

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Other Comprehensive Income

	Three Months Ended December
	31,
	2007	2006
REVENUE	$300,895	$—
COST OF SALES	—	—

GROSS MARGIN	300,895	—

OPERATING EXPENSES
General and administrative	135,652	188,331
Depreciation	15,045	—

	150,697	188,331

INCOME BEFORE OTHER INCOME (EXPENSE) AND INCOME TAX EXPENSE	150,198	(188,331)
OTHER INCOME (EXPENSE)
Interest expense	—	17,236
Interest income	545	(5,433)
Other income	—	(15,361)

Total Other Income (Expense)	545	(3,588)

INCOME BEFORE INCOME TAX EXPENSE	150,743	(191,889)
Discontinued operation	—	1,592,988
CURRENT INCOME TAX EXPENSE	—	174

NET INCOME	$150,743	$1,400,925

OTHER COMPREHENSIVE INCOME
Foreign Currency translation Adjustment	(2,055)	36,203

TOTAL COMPREHESIVE INCOME	$148,688	$1,437,128

BASIC AND DILUTED EARNINGS PER SHARE	$0.04	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,743	$1,400,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,045	39,696
Bad debt expense (recovery)	—	(1,022,278)
Loss on disposal of assets	—	10,964
Changes in assets and liabilities:
Accounts receivable &other receivable	(4,799,636)	4,944,063
Prepaid expense	—	275,825
Other current assets	(1,112,839)	(20,942)
Accounts payable &other payable	832,070	(3,327,555)
Accrued expenses	—	15,947
Customer deposits	—	(3,286,592)
Net Cash Used in Operating Activities	(4,916,672)	(969,947)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	—	(66,426)
Investment/Disposal of subsidiary	(373,429)	2,305
Proceeds from note receivable	—	44,255

Net Cash Used in Investing Activities	(373,429)	(19,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term loan	—	640,313
Payments for note payable	—	(48,731)
Advances receivable-related party	(32,740)	17,185
Advances payable-related party	—	31,674

Net Cash (Used in) Provided Financing Activities	(32,740)	640,439

Net effect of exchange rate changes on consolidating subsidiaries	1,348	49,857

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,321,492)	(299,517)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,405,112	4,581,203

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,620	$4,281,686

Interest	$—	$—

Income taxed	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Asia Premium Television Group, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc., APTV-BVI and SNMTS (“APTV-BVI” and “SNMTS” defined herein below, collectively referred to as the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2007, filed on December 31, 2007. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results that may be expected for longer periods or the entire year.
     Organization
Asia Premium Television Group, Inc. (the “Parent”) was organized under the laws of the State of Nevada on September 21, 1989. The Parent went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc. The parent was originally formed to purchase, merge with or acquire any business or assets which the management believes has potential for being profitable.
The Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (formerly know as Shandong Hongzhi Advertising Company, Ltd., “BAHA”) during March 2003, which was finalized on July 9, 2004, in a revenue purchase transaction that has been accounted for as a recapitalization of BAHA. There was no adjustment to the carrying values of the acquired assets or liabilities. On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. (“Fanya”) to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as “BAHA Group”). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million, which compensation was agreed upon based on BAHA’s audited financial statements as of and for the year ended September 30, 2007. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2007 have not been consolidated with our operating results, and our financial statements as of and for the three month period ended December 31, 2007 do not include operating results of the BAHA Group.
     Subsidiaries
Asia Premium Television Group, Inc. (“APTV-BVI ”) was formed on December 28, 2002, as a British Virgin Island Company.
On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) with a net book value of $0 at a price of $1.
     Consolidation
The consolidated financial statements include the accounts of the Parent, APTV-BVI and SNMTS. All inter-company balances and transactions have been eliminated in consolidation. The Company had a March 31 year end before November 2007, and a September 30 year end thereafter, while the subsidiaries have statutory December 31 year ends. The subsidiaries have been audited on March 31 or September 30 year ends to match the parent.

     Reclassification
The financial statements for periods prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.
NOTE 2 — ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following:

	December 31, 2007	September 30, 2007
Accounts receivable — trade	$4,799,972	$7,890,504

Allowance for doubtful accounts	—	(514,998)

Accounts receivable, net	$4,799,972	$7,375,506

NOTE 3 — PROPERTY AND EQUIPMENT
     The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31,	September 30,
	2007	2007
Office equipment	$179,983	$913,306

Vehicles	—	597,527
Leasehold improvement	—	125,480
	179,983	1,636,313

Less: accumulated depreciation	19,998	503,332

	$159,985	$1,132,981

Depreciation expenses for the three-month ended December 31, 2007 and 2006 were $15,045 and $39,696, respectively.
NOTE 4 — CAPITAL STOCK
     Common Stock
On March 26, 2007, the Company effected a reverse stock split of its common stock, par value $0.001 per share, whereby each one thousand shares of Common Stock, either issued and outstanding or held by the Company as treasury stock, immediately prior to the record date was reclassified and changed into one fully-paid and non-assessable share of Common Stock. All fractional shares were rounded up to ensure each shareholder received at least one post-split share. All references to common stock have been retrospectively restated.
At December 31, 2007 and September 30, 2007, the Company had 3,445,791 shares issued and 3,435,791 shares outstanding.
     2001 Stock Plan
During 2001, the Board of Directors of the Company (the “Board”) adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. At December 31, 2007, no options were granted under the Plan.

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
On July 28, 2005, one of the shareholders returned 10,000 shares to the Company, which is treated as treasury stock at the face value and the premium as additional paid-in capital. The shares have been valued at a predecessor cost value of $0.001 per share. At present, only 10,000 shares have been returned and no shares have been reissued. When the shares are reissued to management personnel, the Company will record the fair market value of the shares issued as compensation expense.
NOTE 5 — OPERATING LEASES
The Company has entered into two building leases for its offices in Beijing. The Beijing facility lease became effective on October 1, 2007 and will expire on October 1, 2008. The monthly rental payment under this lease is $4,381. The combined lease expense for the three months ended December 31, 2007 amounted to $13,144.
NOTE 6 — RELATED PARTY TRANSACTIONS
     Receivables from related parties
The receivables from related parties mainly include advances to staff, and are carried at the expected realizable value. Receivables from related party consisted of the following:

	December 31, 2007	September 30, 2007
Receivables from related parties	$25,334	$338,908
Allowance for doubtful accounts	—	(71,441)

Receivables from related parties, net	$25,334	$267,467

NOTE 7 — COMMITMENTS AND CONTINGENCIES
     Operational Agreements
Prior to the sale of BAHA, the Company routinely entered into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.
     Anti-Dilution Agreement
We previously entered into an anti-dilution agreement with ten (10) shareholders for a period of one year. For any issuances of common stock by the Company, the shareholders were to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company. The Company has made various issuances as part of the anti-dilution agreement. On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as any of the shareholders does not voluntarily sell shares of common stock that causes the percentage ownership of the ten shareholders to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreements with the shareholders and a former officers/directors. The release agreements required the Company to pay $30,000 and settled accrued salary of $81,571, and the shareholders agreed to cancel the above anti-dilution agreement.
The Company entered into a shareholder loan settlement agreement of $30,000 from a different shareholder to finalize the general release agreement in July 2005. On August 9, 2005, 1,629 shares of common stock were issued to this shareholder, at the market price of $35 per share, to repay the $30,000 loan and the $27,027 payables previously owed according to the shareholder loan settlement agreement.
NOTE 8 — EARNINGS PER SHARE
The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended December 31, 2007 and 2006.

	For the Three Months Ended
	December 31,	December 31,
	2007	2006

Income available to common shareholders (Numerator)	$150,743	1,400,925

Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	3,435,791	1,613,919

Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	3,435,791	1,613,919

NOTE 9 — SUBSEQUENT EVENTS
On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya to sale BAHA and its wholly-owned Chinese subsidiaries for an aggregate cash consideration of $4.8 million.
On January 3, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with the China Mobile and Communications Association (“CMCA”) and its wholly-controlled affiliate, Union Max Enterprises, Ltd. (“Union Max”), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People’s Republic of China. As the Company’s key business partner based in Beijing, CMCA is China’s leading association of telecommunications and telecommunication-related companies. Pursuant to the Agreement, the Company has been entitled 70% of profits in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd (“Jiangxi Hongcheng”), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Agreement, the Company will pay the aggregate consideration of US$6 million by issuing 300,000 shares of the Company’s common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included within this Report.
     Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007:
•	our ability to attract and retain customers;

•	the financial condition of our customers;

•	unexpected changes in our margins and certain cost or expense items as a percentage of our net revenues;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	developments or change in the regulatory and legal environment in China; and

•	other matters discussed in this Report generally.
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
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
     Overview
On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. (“Fanya”) to sale BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as “BAHA Group”). As a result of this sale, we ceased to consolidate the operating results of the BAHA Group with our operating results effective on September 30, 2007. Our financial statements as of and for the three-month period ended December 31, 2007 do not include results of the BAHA Group. Therefore, comparisons of our financial results for periods ending after October 1, 2007 with prior period’s financial results may not be meaningful.
We intend to begin to provide our P-Phone-branded (or Kuai Yi Chong in Chinese) mobile services in early 2008 with the support of China Mobile (Jiangxi) and CMCA/Union Max. The Company’s mobile services currently will primarily consist of resale of China Mobile minutes, and will also include debit-card based payments over mobile phones, mobile media and content services, and other mobile-based marketing solutions in the future. We plan for the Company to derive revenues from this business in the following ways:
•	commissions on resale of China Mobile minutes;

•	tiered mobile media and content service fees; and

•	mobile-based marketing service fees to corporate clients.
The Company will generate supplemental revenue through its existing brand agency services.
     Results of Operations
Our results of operations in the periods prior to October 1, 2007 primarily consisted of our sale of advertising services provided through the BAHA Group. As our results of operations as of and for the three months ended December 31, 2007 do not include the results of the BAHA Group, comparison of such results with those as of and for the three months ended December 31, 2006 would not be meaningful.
Three Months Ended December 31, 2007
Total Revenues. Our total revenues for the three months ended December 31, 2007 and 2006 were US$0.3 million and 0. This was primarily due to the change of our business.
Gross Profit. As a result of the foregoing, our gross profit for the three months ended December 31, 2007 and 2006 were US$0.3 million and 0. There were no direct costs of revenue.
Total Expenses. Our total expenses for the three months ended December 31, 2007 were US$0.15 million, which consisted primarily of administrative expenses in the amount of US$0.14 million. Compared with the same period in 2006, our total expenses were negative US$0.2 million.
Income Before Income Taxes. Our income before income taxes for the three months ended December 31, 2007 and 2006 were US$0.15 million and negative US$0.2 million.
Net Income (Loss). Our net income for the three months ended December 31, 2007 and 2006 were US$0.15 million and US$1.40 million.
Liquidity and Capital Resources
We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.
The following table summarizes our cash flows for the three months ended December 31, 2007:

	Three Months Ended
	December 31,
	2007	2006

Net cash used in operating activities	$(4.916,672)	(969,947)
Net cash used in investing activities	(373,429)	(19,866)
Net cash (used in) provided by financing activities	(32,740)	640,439
Net decrease in cash and cash equivalents	(5,321,492)	(299,517)

Cash and cash equivalents (closing balance)	83,620	4,281,686

Our total assets as of December 31, 2007 were US$5.1 million. Our total liabilities as of December 31, 2007 were US$0.1 million. Liabilities consisted primarily of US$0.1 million in other payable.
     Contractual Obligations
At June 30, 2007, we had two convertible notes payable totaling US$4,000,000. The conversion provision, however,

expired on December 31, 2007. These notes do not provide for payment of interest or any other repayment terms other than by conversion into shares of our common stock.
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
     Application of Critical Accounting Policies
Our significant accounting policies are described in Note 1 to our audited consolidated financial statements previously included in our Annual Report on Form 10-K for the year ended September 30, 2007. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demand on our management’s judgment.
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
As our prior revenue recognition policy is not applicable to the new mobile phone-based marketing and advertising business, we are currently developing a new policy in compliance with US generally accepted accounting principles and SAB No. 101. We have monitored the development of our new revenue recognition policy and will ensure that revenue recognition criteria be consistently and appropriately interpreted and applied.
     Income Taxes
We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes,” as described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.
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
ITEM 4 CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Finance Controller, carried out an evaluation of the effectiveness of our “disclosure, controls and procedures” (as defined in Rules 13a-15(3) and 15-d-15(3) of the Exchange Act) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Finance Controller concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to our company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.
There were no changes in our internal controls over financial reporting, known to our Chief Executive Officer or Finance Controller, which ccurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.
ITEM 1A RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 22, 2007, we executed a subscription agreement with certain investors (the “Investors”) pursuant to which we agreed to issue 1,000,000 shares of our common stock and a warrant (the “Warrant”) for 1,000,000 share of common stock. The closing of the financing under the subscription agreement remains subject to satisfaction of certain closing conditions.
The aggregate gross proceeds from the sale of our common stock and the Warrant are $800,000.
Pursuant to the Warrant, the Holder (as defined in the Warrant) has the right, for a period of three years from the date of such Warrant, to purchase a total of 1,000,000 shares of our common stock. The exercise price per share of the Warrant is $1.65.
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
Pursuant to the subscription agreement, the Company has provided the Investors with the right to require us to file a registration statement covering the resale of the shares sold under the subscription agreement, plus shares issued pursuant to the exercise of the Warrant. These rights can be exercised by the Investors, individually or as a group, at any time within three years on or after July 22, 2007. We filed a registration statement on Form S-1 (File No. 333-147259) on November 9, 2007. We plan to amend the Form S-1 registration statement to reflect the recent changes in our business prior to it becoming effective.
The subscription agreement also provides the holders of shares sold under the subscription agreement with unlimited “piggy back” registration rights, and further provides that we must pay to the Investors the amount of 657 shares of common stock for each day that the company does not register the common stock as per the terms of the subscription agreement as liquidated damages. The registration obligations of the Company terminate when the holder of shares of common stock no longer holds more than 20% of our outstanding shares of common stock.
Please see Exhibit 4.1 attached hereto for more information on the subscription agreement.
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 OTHER INFORMATION
None.
ITEM 6 EXHIBITS

Exhibit No.	Title
3.1	Certificate of Incorporation(1)
3.2	Articles of Amendment to Charter(1)
3.3	Certificate of Amendment to Certificate of Incorporation(2)
3.4	Bylaws(3)
4.1	2001 Stock Plan(4)
10.1	Convertible Promissory Note(5)
10.2	Convertible Promissory Note(5)
10.3	Registration Rights Agreement(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Finance Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Finance Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)	Incorporated by reference to our report on Form 8-K filed on October 9, 2002.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on May 20, 2003.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.
Date: February 19, 2008	By:	/s/ Jinjiang Jia
Jinjiang Jia
Chief Executive Officer

Date: February 19, 2008	By:	/s/ Chao Mi
Chao Mi
Finance Controller

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2008	By:	/s/ Peide Lo
Peide Lo
Co-Chairman and Director

Date: February 19, 2008	By:	/s/ Jing Xing
Jing Xing
Co-Chairman and Director

Date: February 19, 2008	By:	/s/Jinjiang Jia
Jinjiang Jia
Director

Date: February 19, 2008	By:	/s/Li Li
Li Li
Director

Date: February 19, 2008	By:	/s/Douglas Toth
Douglas Toth
Director