Form 10-Q
period 2008-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2008-05-15
CIK 860543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                                              to

Commission File No. 0-27246

ASIA PREMIUM TELEVISION GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	62-1407521 (I.R.S. Employer Identification Number)

Suite 602, 2 North Tuanjiehu Street, Chaoyang District
Beijing 100026, People's Republic of China
(Address of principal executive offices, including zip code)

86-10-6582-7900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No    ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No    ☒

As of March 31, 2008, there were outstanding 4,742,491 shares of the registrant's Common Stock, par value $0.001 per share.

ASIA PREMIUM TELEVISION GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2008

i

PART I   FINANCIAL INFORMATION

Item 1                      FINANCIAL STATEMETS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated balance sheets

	Unaudited	Audited
	March 31, 2008	September 30, 2007
ASSETS	US$	US$
CURRENT ASSETS
Cash and cash equivalents	89,068	5,405,112
Accounts receivable, net of allowance for doubtful accounts	240,841	7,375,506
Related party receivable, net of allowance for doubtful accounts	435,120	267,467
Other receivables, net of allowance for doubtful accounts	91,667	800,809
Prepaid expenses	—	3,123,542
Other current assets	39,674	51,891
Total Current Assets	896,370	17,024,327

PROPERTY AND EQUIPMENT, NET	645,337	1,132,981
Goodwill and intangible assets	10,647,176	-
	12,188,883	18,157,308

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	—	10,145,010
Accounts payable – related party	498,647	76,996
Accrued expenses	1,309	484,677
Customer deposits	—	909,678
Other payables	116,690	334,667
Short-term loan	—	732,470
Notes payable, current	—	32,026
Total Current Liabilities	616,646	12,715,524

Minority interests	393,921	—

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, authorized 1,750,000,000 shares , 4,752,491 shares issued (2008) 3,445,791 shares (2007)	4,752	3,446
Additional paid-in capital	8,420,994	2,426,941
Accumulated other comprehensive income	(88,748)	266,029
Retained earnings	2,841,328	2,745,378
Treasury stock	(10)	(10)
Total Stockholders' Equity	11,178,316	5,441,784
	12,188,883	18,157,308

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated statements of operation (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	US$	US$	US$	US$
REVENUE	120,094	—	420,989	—
COST OF SALES	—	—	—	—
GROSS PROFIT	120,094	-	420,989	-

General and administrative expenses	158,024	18,756	295,731	(29,889)
Depreciation	15,011	-	30,057	-
	173,035	18,756	325,788	(29,889)

INCOME (LOSS) FROM OPERATIONS	(52,941)	(18,756)	95,201	29,889

OTHER INCOME (EXPENSE)
Gain on extinguishments of debts	—	88,515	—	88,515
Interest income	203	—	749	-
	203	88,515	749	88,515

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(52,738)	69,759	95,950	118,404

Income tax expense	—	—	—	—

Net income (loss) from continuing operations	(52,738)	69,759	95,950	118,404

Income from discontinued operations	—	875,175	—	2,281,814

NET INCOME (LOSS)	(52,738)	944,934	95,950	2,400,218

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustment	(18,640)	47,804	(354,777)	84,008

TOTAL COMPREHENSIVE INCOME	(71,378)	992,738	(258,827)	2,484,226

BASIC EARNING (LOSS) PER SHARE	(0.01)	0.59	0.03	1.49

DILUTED EARNINGS (LOSS) PER SHARE	(0.01)	0.59	0.03	1.49

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	US$	US$	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	(52,738)	944,934	95,950	2,400,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	15,011	—	30,056	—
Income from discountinued operations	—	(875,175)	-	(2,281,814)
Changes in assets and liabilities:
(Increase) in accounts receivable & other receivable	3,427,290	—	(1,372,346)	—
Decrease (Increase) in other current assets	1,112,839	—	—	—
Increase (Decrease) in accounts payable & other payable	3,780	(69,759)	835,850	(118,404)
Increase (Decrease) in accrued expenses	561	—	561	—

Net Cash Provided (Used) by Operating Activities	4,506,743	—	(409,929)	—

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for property and equipment	(179,874)	—	(179,874)	—
Net payments for investment or disposal of subsidiary	(4,641,076)	—	(5,014,505)	—

Net Cash Used by Investing Activities	(4,820,950)	—	(5,194,379)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in advances receivable -related party	302,567	—	269,827	—

Net Cash Provided by Financing Activities	302,567	—	269,827	—

Effect of Exchange Rate Change on Cash	17,088	—	18,438	—

NET INCREASE (DECREASE) IN CASH	5,448	—	(5,334,481)	—

CASH AT BEGINNING OF PERIOD	83,620	—	5,405,112	—

CASH AT END OF PERIOD	89,068	—	89,069	—

See notes to consolidated financial statements

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, the Parent, SNMTS and JXHC ("Parent ", "SNMTS" and “JXHC” defined herein below, collectively referred to as the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2007, filed on December 31, 2007.  Operating results for the three and six months ended March 31, 2008, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

Organization

Asia Premium Television Group, Inc. (the "Parent") was organized under the laws of the State of Nevada on September 21, 1989. The Parent went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc. The parent was originally formed to purchase, merge with or acquire any business or assets which the management believes has potential for being profitable.

The Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (formerly know as Shandong Hongzhi Advertising Company, Ltd., "BAHA") during March 2003, which was finalized on July 9, 2004, in a revenue purchase transaction that has been accounted for as a recapitalization of BAHA. There was no adjustment to the carrying values of the acquired assets or liabilities.

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million, which compensation was agreed upon based on BAHA's audited financial statements as of and for the year ended September 30, 2007. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2007 have not been consolidated with our operating results, and our financial statements as of and for the three and six month periods ended March 31, 2008 do not include operating results of the BAHA Group.

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) with a net book value of $0 at a price of $1.

On January 3, 2008, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People's Republic of China. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Agreement, the Company has been entitled 70% of profits in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Agreement, the Company will pay the aggregate consideration of US$6 million by issuing 300,000 shares of the Company's common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million. According to the terms in the Agreement, the acquisition was completed on March 28, 2008.

Consolidation

The consolidated financial statements include the accounts of the Parent, SNMTS and JXHC. All inter-company balances and transactions have been eliminated in consolidation. The Company had a March 31 year end before November 2007, and a September 30 year end thereafter, while the subsidiaries have statutory December 31 year ends. The subsidiaries have been audited on March 31 or September 30 year ends to match the parent.

Reclassification

The financial statements for periods prior to March 31, 2008 have been reclassified to conform to the headings and classifications used in the March 31, 2008 financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2008	September 30, 2007
Accounts receivable - trade	$240,841	$7,890,504
Allowance for doubtful accounts	-	(514,998)
Accounts receivable, net	$240,841	$7,375,506

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	March 31, 2008	September 30, 2007
Office equipment	$458,500	$913,306
Vehicles	36,336	597,527
Paintings	179,874	-
Leasehold improvement	6,647	125,480

Less: accumulated depreciation	(36,020)	(503,332)
	$645,337	$1,132,981

Depreciation expenses for the three and six months ended March 31, 2008 and 2007 were $15,011 and $0, $30,056 and $0 respectively.

NOTE 4 – CAPITAL STOCK

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

On Mar 5, 2008 the Company issued 700,000 shares according to the agreement effective on November 23, 2007 with the China Mobile and Communications Association (“CMCA”) to acquire 100% of the P Phone Project.

On March 28, 2008, the Company issued 300,000 shares according to the Share Purchase Agreement effective on January 3, 2008 with the CMCA and Union Max.

On March 28, 2008, the Company issued 66,700 shares according to the asset transfer agreement (the “Asset Transfer Agreement”) effective on January 8, 2008 with Will Sincere Investment Holdings Limited ("WSIH") to acquire the right to use certain software technologies as follows: (1) flash electronic publishing technology; (2) virtual reality network application technology; (3) DJVU document scanning, searching and storage technology; and (4) mobile search technology.

On March 28, 2008, the Company issued 240,000 shares according to the asset purchase agreement with Globstream Technology, Inc. to acquire Globstream Software.

At March 31, 2008, the Company had 4,752,491 shares issued and 4,742,491 shares outstanding. At December 31, 2007, the Company had 3,445,791 shares issued and 3,435,791 shares outstanding.

2001 Stock Plan

During 2001, the Board of Directors of the Company (the "Board") adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. At March 31, 2008, no options were granted under the Plan.

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

NOTE 5 – OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on October 1, 2007 and will expire on October 1, 2008. The monthly rental payment under this lease is $4,381. The combined lease expense for the three months ended March 31, 2008 amounted to $13,144. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. The monthly rental payment under this lease is $714.

NOTE 6 – RELATED PARTY TRANSACTIONS

Receivables from related parties

The receivables from related parties mainly include advances to staff, and are carried at the expected realizable value.  Receivables from related party consisted of the following:

	March 31, 2008	September 30, 2007
Receivables from related parties	$435,120	$338,908
Allowance for doubtful accounts	-	(71,441)

Receivables from related parties, net	$435,120	$267,467

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operational Agreements

Prior to the sale of BAHA, the Company routinely entered into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

Anti-Dilution Agreement

We previously entered into an anti-dilution agreement with ten (10) shareholders for a period of one year.  For any issuances of common stock by the Company, the shareholders were to receive an issuance of common stock sufficient to maintain a seven percent (7%) ownership in the Company.  The Company has made various issuances as part of the anti-dilution agreement.  On December 15, 2003 (effective November 4, 2003) the Company extended the agreement indefinitely for as long as any of the shareholders does not voluntarily sell shares of common stock that causes the percentage ownership of the ten shareholders to fall below seven percent (7%), or as defined and agreed in cases of major acquisitions by the Company in which all parties may waive their rights under the anti-dilution agreement. In August 2005, the Company finalized general release agreements with the shareholders and former officers/directors. The release agreements required the Company to pay $30,000 and settled accrued salary of $81,571, and the shareholders agreed to cancel the above anti-dilution agreement.

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

NOTE 8 – EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended and six months ended March 31, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common shareholders (Numerator)	(52,738)	944,934	95,950	2,400,218
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	3,669,124	1,613,297	3,552,458	1,613,297
Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	3,669,124	1,613,297	3,552,458	1,613,297

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included within this Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as "anticipate," "estimate," "plan," "project," "outlook," "continuing," "ongoing," "expect," "believe," "intend," and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled "Risk Factors" previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007:

▪	our ability to attract and retain customers;

▪	the financial condition of our customers;

▪	unexpected changes in our margins and certain cost or expense items as a percentage of our net revenues;

▪	our ability to execute key strategies;

▪	actions by our competitors;

▪	our ability to retain and attract key employees;

▪	risks associated with assumptions we make in connection with our critical accounting estimates;

▪	potential adverse accounting related developments;

▪	developments or change in the regulatory and legal environment in China; and

▪	other matters discussed in this Report generally.

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

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sale BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). As a result of this sale, we ceased to consolidate the operating results of the BAHA Group with our operating results effective on September 30, 2007. Our financial statements as of and for the three-month period ended March 31, 2007 do not include results of the BAHA Group. Therefore, comparisons of our financial results for periods ending after October 1, 2007 with prior period's financial results may not be meaningful.

We intend to begin to provide our P-Phone-branded (or Kuai Yi Chong in Chinese) mobile services in early 2008 with the support of China Mobile (Jiangxi) and CMCA/Union Max. The Company's mobile services currently will primarily consist of resale of China Mobile minutes, and will also include debit-card based payments over mobile phones, mobile media and content services, and other mobile-based marketing solutions in the future. We plan for the Company to derive revenues from this business in the following ways:

•	commissions on resale of China Mobile minutes;

•	tiered mobile media and content service fees; and

•	mobile-based marketing service fees to corporate clients.

The Company will generate supplemental revenue through its existing brand agency services.

Results of Operations

Our results of operations in the periods prior to October 1, 2007 primarily consisted of our sale of advertising services provided through the BAHA Group. As our results of operations as of and for the three months and six months ended March 31, 2008 does not include the results of the BAHA Group, comparison of such results with those as of and for the three months ended and six months ended March 31, 2007 would not be meaningful.

Three Months Ended March 31, 2008 and 2007

Total Revenues. Our total revenues for the three months ended March 31, 2008 and 2007 were US$0.12 million and US$0. This was primarily due to the change of our business.

Gross Profit. As a result of the foregoing, our gross profit for the three months ended March 31, 2008 and 2007 were US$0.12 million and US$0. There were no direct costs of revenue.

Total Expenses. Our total expenses for the three months ended March 31, 2008 were US$0.17 million, which consisted primarily of administrative expenses in the amount of US$0.16 million. Compared with the same period in 2007, our total expenses were negative US$0.19 million.

Income Before Income Taxes. Our income before income taxes for the three months ended March 31, 2008 and 2007 were negative US$0.05 million and US$0.07 million..

Net Income (Loss).  Our net loss and net income for the three months ended March 31, 2008 and 2007 were US$0.05 million and US$0.94 million respectively.

Six Months Ended March 31, 2008 and 2007

Total Revenues. Our total revenues for the six months ended March 31, 2008 and 2007 were US$0.42 million and US$0. This was primarily due to the change of our business.

Gross Profit. As a result of the foregoing, our gross profit for the six months ended March 31, 2008 and 2007 were US$0.42 million and US$0. There were no direct costs of revenue.

Total Expenses. Our total expenses for the six months ended March 31, 2008 were US$0.33 million, which consisted primarily of administrative expenses in the amount of US$0.30 million. Compared with the same period in 2007, our total expenses were negative US$0.03 million.

Income Before Income Taxes. Our income before income taxes for the six months ended March 31, 2008 and 2007 were US$0.01 million and US$0.12 million..

Net Income (Loss).  Our net income for the six months ended March 31, 2008 and 2007 were US$0.10 million and US$2.40 million.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the three months ended March 31, 2008:

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities	$4,506,743	-
Net cash used in investing activities	(4,820,951)	-
Net cash (used in) provided by financing activities	320,566	-
Net increase in cash and cash equivalents	5,449	-
Cash and cash equivalents (closing balance)	89,068	-

Our total assets as of March 31, 2008 were US$12.2 million. Our total liabilities as of March 31, 2008 were US$0.6 million.

Contractual Obligations

The Company has entered into two building leases for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on September 27, 2007 and will expire on December 31, 2010. The monthly rental payment under this lease is $6,495. The combined lease expense for the three months ended March 31, 2008 amounted to $19,485. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. The monthly rental payment under this lease is $714.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder's equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Continued-

Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demand on our management's judgment.

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") to recognize our revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income.

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

Our management, with the participation of our Chief Executive Officer and Finance Controller, carried out an evaluation of the effectiveness of our "disclosure, controls and procedures" (as defined in Rules 13a-15(3) and 15-d-15(3) of the Exchange Act) as of the end of the period covered by this Report (the "Evaluation Date"). Based upon that evaluation, our Chief Executive Officer and Finance Controller concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with material information relating to our company as required to be disclosed in the reports we file or submit under the Exchange Act on a timely basis.

There were no changes in our internal controls over financial reporting, known to our Chief Executive Officer or Finance Controller, which occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                    LEGAL PROCEEDINGS

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 1A                 RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

ITEM 2                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2007, we executed a subscription agreement with certain investors (the "Investors") pursuant to which we agreed to issue 1,000,000 shares of our common stock and a warrant (the "Warrant") for 1,000,000 share of common stock. The closing of the financing under the subscription agreement remains subject to satisfaction of certain closing conditions.

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

ASIA PREMIUM TELEVISION GROUP, INC.

	By :	/s/ Jing Xing
Date: May 14, 2008		Jing Xing Chief Executive Officer

	By :	/s/ Chao Mi
Date: May 14, 2008		Chao Mi Finance Controller

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By :	/s/ Peide Lou
Date: May 14, 2008		Peide Lou Co-Chairman and Director

	By :	/s/ Jing Xing
Date: May 14, 2008		Jing Xing Co-Chairman and Director

	By :	/s/ Wenjun Luo
Date: May 14, 2008		Wenjun Luo Director

	By :	/s/Li Li
Date: May 14, 2008		Li Li Director

	By :	/s/Douglas Toth
Date: May 14, 2008		Douglas Toth Director