Form 10-Q
period 2008-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2008-08-14
CIK 860543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Asia Premium Television Group, Inc.
 (Exact name of registrant as specified in Charter

NEVADA	0-27246	62-1407521
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

RM 602, 2 North Tuanjiehu Street, Chaoyang District
Beijing, 100026, People’s Republic of China
 (Address of Principal Executive Offices)
 _______________

 (86-10) 6582-7900
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer☒      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 5,752,491

ASIA PREMIUM TELEVISION GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED JUNE 30, 2008

Table of Contents

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated balance sheets
	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
ASSETS	US$	US$
CURRENT ASSETS
Cash and cash equivalents	$71,719	$5,405,112
Accounts receivable, net of allowance for doubtful accounts	128,043	7,375,506
Related party receivable, net of allowance for doubtful accounts	290,059	267,467
Other receivables, net of allowance for doubtful accounts	95,046	800,809
Prepaid expenses	-	3,123,542
Other current assets	36,943	51,891
Total Current Assets	621,810	17,024,327

Convertible note receivable	240,000	-
Property and equipment, net	822,176	1,132,981
Goodwill and intangible assets	9,947,176	-
	$11,631,162	$18,157,308

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,309	$10,145,010
Accounts payable – related party	-	76,996
Accrued expenses	11,751	484,677
Customer deposits	-	909,678
Other payables	547,032	334,667
Related party payable	656,063	-
Short-term loan	-	732,470
Notes payable, current	-	32,026
Total Current Liabilities	1,218,155	12,715,524

Minority interest	368,835	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, authorized 1,750,000,000 shares; 4,752,491 shares issued (2008) 3,445,791 shares issued (2007)	4,752	3,446
Additional paid-in capital	7,720,994	2,426,941
Accumulated other comprehensive income	(101,456)	266,029
Retained earnings	2,419,892	2,745,378
Treasury stock	(10)	(10)
Total Stockholders' Equity	10,044,172	5,441,784
	$11,631,162	$18,157,308

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	US$	US$	US$	US$

REVENUE	$261,445	$-	$682,433	$-
COST OF SALES	258,866	-	258,866	-
GROSS PROFIT	2,579	-	423,567	-

General and administrative expenses	447,667	(399)	743,397	(30,288)
Depreciation	43,428	-	73,485	-
	491,095	(399)	816,882	(30,288)
INCOME (LOSS) FROM OPERATIONS	(488,516)	399	(393,315)	30,288
OTHER INCOME
Interest income	32,454	-	33,203	-
Other income	357	-	357	-
	32,811	-	33,560	-
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(455,705)	399	(359,755)	30,288
Income tax expense	-	-	-	-
Income (loss) from continuing operations	(455,705)	399	(359,755)	30,288
Income (loss) from discontinued operations	-	(132,224)	-	2,238,105
Net Income (Loss)	(455,705)	(131,825)	(359,755)	2,268,393
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	30,106	62,705	43,063	62,705
TOTAL COMPREHESIVE INCOME (LOSS)	$(425,599)	$(69,120)	$(316,692)	$2,331,098
Weighted average number of common shares outstanding - basic and diluted	4,742,491	1,613,297	3,938,033	1,613,297
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.08)	$(0.09)	$1.41

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended June 30,
	2008	2007
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(359,755)	$2,268,393
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	74,323	-
Net decrease in cash from discontinued operations	-	(2,238,105)
Changes in operating assets and liabilities:
Other receivables	13,827	-
Prepaid expenses	(13,697)	-
Other current assets
Accounts payable & other payable	404,124	-
Accrued expenses	39,744	(30,288)
Customer deposits	4,753	-
Net Cash Provided by Operating Activities	163,319	-
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(397,837)	-
Net payments for investment or disposal of subsidiary	(5,014,505)	-
Purchase of note receivable	(240,000)	-
Net Cash used in Investing Activities	(5,652,342)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in advances receivable-related party	145,792	-
Net Cash Provided by Financing Activities	145,792	-
Effect of exchange rate fluctuations on cash	9,861	-
NET DECREASE IN CASH	(5,333,370)	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,405,089	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,719	$-

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, the Parent, SNMTS and JXHC ("Parent ", "SNMTS" and “JXHC” defined herein below, collectively referred to as the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2007, filed on December 31, 2007.  Operating results for the three and nine months ended June 30, 2008, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

The Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (formerly known as Shandong Hongzhi Advertising Company, Ltd., "BAHA") during March 2003, which was finalized on July 9, 2004, in a revenue purchase transaction that has been accounted for as a recapitalization of BAHA. There was no adjustment to the carrying values of the acquired assets or liabilities.

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million, which compensation was agreed upon based on BAHA's audited financial statements as of and for the year ended September 30, 2007. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2007 have not been consolidated with our operating results, and our financial statements as of and for the three and nine month periods ended June 30, 2008 do not include operating results of the BAHA Group.

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) with a net book value of $0 at a price of $1.

On January 3, 2008, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People's Republic of China. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Agreement, the Company has been entitled 70% of profits in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of mobile minutes in Jiangxi Province Pursuant to the Agreement, the Company will pay the aggregate consideration of US$6 million by issuing 300,000 shares of the Company's common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million. According to the terms in the Agreement, the acquisition was completed on March 28, 2008.

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

Reclassification

The financial statements for periods prior to June 30, 2008 have been reclassified to conform to current period presentation.

NOTE 2 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2008	September 30, 2007
Accounts receivable - trade	$128,043	$7,890,504
Allowance for doubtful accounts	-	(514,998)
Accounts receivable, net	$128,043	$7,375,506

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	June 30, 2008	September 30, 2007
Office equipment	$527,741	$913,306
Vehicles	184,088	597,527
Paintings	179,420	-
Leasehold improvement	9,538	125,480
	900,787	1,636,313
Less: accumulated depreciation	78,611	503,332
	$822,176	$1,132,981

Depreciation expenses for the three and nine months ended June 30, 2008 were $43,428 and $73,485, compared with the three and nine months ended June 30, 2007 $0 and $0, respectively.

NOTE 4 – CAPITAL STOCK

Common Stock

At June 30, 2008, the Company had 4,752,491 shares issued and 4,742,491 shares outstanding. At September 30, 2007, the Company had 3,445,791 shares issued and 3,435,791 shares outstanding.

On July 4, 2008, we entered into a definitive Stock Purchase Agreement with Her Village Limited (the “Investor”) for the sale of 1,000,000 shares of Common Stock for a total purchase price of $1,000,000 (the “Stock Purchase Agreement). Pursuant to the Stock Purchase Agreement, we issued warrants to the Investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration date of 18 months from the date of issuance.As part of the Agreement and at no extra cost of the Company, the Investor agreed to grant to the Company access to a series of marketing assets. These assets include:

▪	Non-exclusive usage rights to the Her Village women database (exclusive right for mobile payment communities).
▪	Non-exclusive, perpetual marketing rights in all Her Village Media (exclusive for mobile payment communities).
▪	Non-exclusive right to launch a http://www.HVMobi.com marketing insert in Her Village publications (exclusive for mobile payment communities).
▪	Non-exclusive right to host the http://www.HVMobi.com website at Her Village's website.

2001 Stock Plan

During 2001, the Board of Directors of the Company (the "Board") adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. At June 30, 2008, no options were granted under the Plan.

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

NOTE 5 – OPERATING LEASES

The Company has entered into two building leases for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on October 1, 2007 and will expire on October 1, 2008. The monthly rental payment under this lease is $4,381. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. The monthly rental payment under this lease is $714. The combined lease expense for the three months ended June 30, 2008 amounted to $23,324 and $55,952 for the nine months.

NOTE 6 – RELATED PARTY TRANSACTIONS

Receivables from related parties consisted of the following:

	June 30, 2008	September 30, 2007
Receivables from related parties	$290,059	$338,908
Allowance for doubtful accounts	-	(71,441)
Receivables from related parties, net	$290,059	$267,467

The receivables from related parties were short term loans.

Payables to related party consisted of the following:

	June 30, 2008	September 30, 2007
Payables to related parties - trade	$-	$76,996
Payables to related parties – non trade	656,063	-
Payables to related parties, net	$656,063	$76,996

The payables to related parties were financing from related parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operational Agreements

Prior to the sale of BAHA, the Company routinely entered into various consulting arrangements as part of their operations primarily related to marketing communication and brand promotion services to customers from industries such as real estate, banking, and cosmetics.

NOTE 8 – EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended and nine months ended June 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income/(loss) available to common shareholders (Numerator)	$(455,705)	$(131,825)	$(359,755)	$2,268,393
Weighted average number of common shares outstanding - basic	4,742,491	1,613,297	3,938,033	1,613,297
Weighted average number of common shares outstanding -diluted	4,742,491	1,613,297	3,938,033	1,613,297

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included within this Report.

NOTE 9 – CONVERTIBLE NOTES

On May 1, 2008, the Company purchased $160,000 convertible notes issued by Globstream Technology Ltd. The interest rate is 8% per year. The maturity date of the convertible notes is October 24, 2010.

On June 6, 2008, the Company purchased $80,000 convertible notes issued by Globstream Technology Ltd. The interest rate is 8% per year. The maturity date of the convertible notes is October 24, 2010.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We operate as a single segment business and provide advertising, media and marketing solutions to product manufacturers, service providers and other clients located in China Our comprehensive products and services range from consumer research and brand management to advertisement production, media planning, public relations and direct marketing services. We deliver a comprehensive range of solutions that we believe simplify, improve and maximize the effectiveness of multiple phases of our customers’ marketing campaigns, from the inception of an advertising concept, through design, production and targeted distribution, and ultimately to the measurement of advertising effectiveness. Our customers may employ any one of the services we provide individually or on a combined basis to meet their specific needs.

Our broad range of service offerings can be categorized generally into the following groups:
▪	Media consulting services.
▪	Advertisement production services.
▪	Advertising agent services.
▪	Evaluation services

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

We begin to provide our P-Phone-branded (or Kuai Yi Chong in Chinese) mobile services in April 2008 with the support of China Mobile (Jiangxi) and CMCA/Union Max. The Company’s mobile services currently primarily consist of resale of China Mobile minutes, and also include debit-card based payments over mobile phones, mobile media and content services, and other mobile-based marketing solutions in the future. We plan for the Company to derive revenues from this business in the following ways:

▪	commissions on resale of China Mobile minutes;
▪	tiered mobile media and content service fees; and
▪	mobile-based marketing service fees to corporate clients.

The Company will generate supplemental revenue through its existing brand agency services.

We plan to use the investment proceeds of the transaction to finance the expansion of its mobile top-up operations in Jiangxi Province and for other working capital purposes.

We further announced that it has entered into an agreement with Her Village to establish a joint venture to develop targeted shopping products—tentatively branded as “HV Mobi PINK” products – for urban female consumers in China The products will include stick-on labels and prepay debit cards (issued in partnership with major Chinese banks) that offer female consumers shopping discounts and rewards at select merchants. The joint venture is expected to be 60% owned by Her Village and 40% owned by ATVG, with Her Village contributing all marketing and data support and ATVG contributing all necessary technology.  For more information regarding this transaction, please refer to our From 8-K filed on July 8, 2008.

Results of Operations

Our results of operations in the periods prior to October 1, 2007 primarily consisted of our sale of advertising services provided through the BAHA Group. As our results of operations as of and for the three months and six months ended June 30, 2008 does not include the results of the BAHA Group, comparison of such results with those as of and for the three months ended and six months ended June 30, 2007 would not be meaningful.

Three Months Ended June 30, 2008

Total Revenues. Our total revenues for the three months ended June 30, 2008 was $261,445. This was primarily due to the change of our business.

Total Costs. Our total costs for the three months ended June 30, 2008 was $258,866 This was primarily due to the change of our business.

Gross Profit. As a result of the foregoing, our gross profit for the three months ended June 30, 2008 was $2,579.

Total Expenses. Our total expenses for the three months ended June 30, 2008 was $491,095, which consisted primarily of administrative expenses in the amount of $447,667.

Income Before Income Taxes. Our income before income taxes for the three months ended June 30, 2008 was negative $455,705.

Net Income (Loss).  Our net loss for the three months ended June 30, 2008 was $455,705.

Nine Months Ended June 30, 2008

Total Revenues. Our total revenues for the nine months ended June 30, 2008 was $682,433. This was primarily due to the change of our business.

Total Costs. Our total costs for the nine months ended June 30, 2008 was $258,866. This was primarily due to the change of our business.

Gross Profit. As a result of the foregoing, our gross profit for the nine months ended June 30, 2008 was $423,567.

Total Expenses. Our total expenses for the nine months ended June 30, 2008 was $816,882, which consisted primarily of administrative expenses in the amount of $743,397.

Income Before Income Taxes. Our income before income taxes for the nine months ended June 30, 2008 was negative $359,755.

Net Income (Loss).  Our net loss for the nine months ended June 30, 2008 was $359,755.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities and a mixture of short and long-term loans.

The following table summarizes our cash flows for the nine months ended June 30, 2008:

	Nine Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$163,319	$2,238,105
Net cash used in investing activities	(5,652,342)	-
Net cash provided by financing activities	145,792	-
Net decrease in cash from discontinued operations	-	(2,238,105)
Net decrease in cash and cash equivalents	(5,333,370)	-
Cash and cash equivalents at end of period	71,719	-

Our total assets as of June 30, 2008 were $11,631,162. Our total liabilities as of June 30, 2008 were $1,218,155.

Contractual Obligations

The Company has entered into two building leases for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on October 1, 2007 and will expire on October 1, 2008. The monthly rental payment under this lease is $4,381. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. The monthly rental payment under this lease is $714. The combined lease expense for the three months ended June 30, 2008 amounted to $23,324 and 55,952 for the nine months.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") to recognize our revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $71,719 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. The majority of our revenues derived and expenses and liabilities incurred are in Renminbi (the currency of the PRC). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currency of Renminbi.  We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions.  However, we may choose to do so in the future.  We may not be able to do this successfully.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  The effect of foreign exchange rate fluctuation during the quarter ended June 30, 2008 was not material to us.

Item 4T. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into the Stock Purchase Agreement with Her Village Limited, an accredited investor.  Pursuant to the Stock Purchase Agreement, we sold 1,000,000 shares of common stock and warrants exercisable into 1,000,000 shares of common stock for a total purchase price of $1,000,000 and the warrant shares are exercisable at $1.00 per share.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a ‘public offering’ as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a ‘public offering.’

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

On July 8, 2008, we filed a Form 8-K with the SEC based on the financing with Her Village.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Premium Television Group, Inc.

Date: August 14, 2008	By:	/s/Jing Xing
Jing Xing
Chief Executive Officer /s/ Chao Mi
Chao Mi Finance Controller