Form 10-K
period 2008-09-30
ASIA PREMIUM TELEVISION GROUP
filed 2009-01-07
CIK 860543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 033-33263

ASIA PREMIUM TELEVISION GROUP, INC.
(Name of small business issuer in its charter)

Nevada	62-1407521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Suite 602, 2 North Tuanjiehu Street, ChaoYang District, Beijing, P.R. China 100026 (Address of principal executive offices) (Zip Code)

86-10-6582-7900
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of September 30, 2008 based upon the closing price reported for such date on the OTC Bulletin Board, was US$12,910,107.

As of September 30, 2008, the registrant had 6,487,491 shares of its common stock outstanding.

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

PART I

ITEM 1.  BUSINESS

History

Asia Premium Television Group, Inc., together with its subsidiaries (“ATVG,” the “Company,” “we,” “us,” or “our”) was originally incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On July 18, 1990, we changed our name to Triad Warranty Corporation, Inc., and on May 22, 2000, we changed our name to GTM Holdings, Inc. From 1993 through May 2001, we did not engage in any business operations.

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

On November 27, 2007, we filed a Form 8-K announcing that we intend to change our company’s name to P Phone Inc. to reflect our new business segment in the Chinese mobile phone space, specializing in top-up account payments and other value-added services. We are currently completing the legal steps necessary to complete the change in the name of our company, including obtaining the approval of our shareholders and board of directors, and amending our constitutive documents. Our original intention on filing this Form 8-K was to complete all steps required to effect the name change in January 2008. While we are actively working to accomplish this goal, our current expectation is that the name change will be completed sometime prior to March 31, 2009.

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million, which compensation was agreed upon based on BAHA's audited financial statements as of and for the year ended September 30, 2007. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2008 have not been consolidated with our operating results as the agreement state that the operating would not belong to the Company.

On January 3, 2008, the Company entered into a shares purchase agreement (the "Shares Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the PRC. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Shares Purchase Agreement, the Company has also acquired a 70% stock ownership interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("Jiangxi Hongcheng"), a local reseller of mobile minutes in Jiangxi Province. We completed this acquisition on March 28, 2008.

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

On November 23 2007, we entered into an agreement with the China Mobile and Communications Association (“CMCA”) to acquire 100% of the P Phone Project (“P” in “P Phone” stands for personalization  and  payment ), held by CMCA. Under the terms of agreement, ATVG acquired from CMCA 100% of the rights to the P Phone Project for an aggregate consideration of USD $2.8 million. The consideration is satisfied through the issuance of 700,000 shares of ATVG common stock (the “Consideration Shares”) valued at $4 per share.

On January 3, 2008, the Company entered into a shares purchase agreement (the "Shares Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People's Republic of China. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Shares Purchase Agreement, the Company has also acquired a 70% stock ownership interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("Jiangxi Hongcheng"), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Shares Purchase Agreement, the Company will pay the aggregate consideration of US$6 million by issuing 300,000 shares of the Company's common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million.

On January 8, 2008, the Company entered into an asset transfer agreement (the "Asset Transfer Agreement") with Will Sincere Investment Holdings Limited ("WSIH") to acquire the right to use certain software technologies as follows: (1) flash electronic publishing technology; (2) virtual reality network application technology; (3) DJVU document scanning, searching and storage technology; and (4) mobile search technology. To fulfill the payment obligation of RMB2,000,000 pursuant to the Asset Transfer Agreement, the Company will issue 66,700 shares of the Company's common stock at the price of US$4.00 per share.

On January 17, 2008, the Company entered into an agreement with the Globstream Technology, Inc. to acquire technology for the development of its P Phone personal media services. According to the terms of agreement, the Company will acquire exclusive, permanent global rights to Globstream's content delivery software (in all areas except for financial or business-related content) for a consideration of US$960,000. The consideration is to be satisfied through the issuance of 240,000 new shares of the Company valued at US$4 per share.

On May 16, 2008, we entered into an agreement with Her Village, Ltd. (“Her Village”), China’s leading producer and distributor of women’s-interest media content, to acquire PIMIE. The total consideration to be paid for the acquisition is US$0.9 million which will be satisfied through the issuance of 300,000 shares of the Company’s common stock.

In connection with the acquisition of PIMIE, on May 16, 2008, the Company entered into a Consulting Service Agreement with Morgen Evan Redrock (“MER”), a Beijing-based advisory firm (the “Consulting Agreement). Under this Consulting Agreement, MER will provide consulting services related to P Phone.  The Company shall pay US$150,000 to MER as compensation for its services under the Consulting Agreement to be satisfied by the issuance of 50,000 shares of the Company’s common stock valued at $3 per share..

On May 22, 2008, the Company entered into a share purchase agreement with CEC Unet Plc. pursuant to which the Company will issue 385,000 shares of ATVG common stock valued at US$2.00 per share.

On July 4, 2008, we entered into a definitive Stock Purchase Agreement with Her Village Limited (the “Investor”) for the sale of 1,000,000 shares of Common Stock for a total purchase price of $1,000,000 (the “Stock Purchase Agreement). Pursuant to the Stock Purchase Agreement, we issued warrants to the Investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration date of 18 months from the date of issuance. As part of the Agreement and at no extra cost of the Company, the Investor agreed to grant to the Company access to a series of marketing assets.  In connection with the private placement and as part of the Stock Purchase Agreement, we also entered into a Registration Rights Agreement.

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

Advertisement production services. Based on the marketing and advertising strategies we have developed for our customers, or according to our customers’ own requirements, we develop and create advertising designs and concepts, and produce advertising materials which can take the form of film, video, print, or electronic media.

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

P Phone Business:

Minute top-up services. We provide a minute-top-up service for cell-phone customers. Customers can buy minutes on the fly using their debit card and a bank account.

Debit card payment services. We provide a method for customers to purchase merchandise on-the-spot at stores and other locations using their P Phone which is linked to their debit card. In December 2008, our board had a resolution that we terminated the top-up services and focus on higher margin business.

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

Customers

We believe that we have excellent working relationships with our customers. Some of our major clients have been using our services for more than two years, and we continue to add new customers to our customer base.

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

Employees

As of December 31, 2008, we had 32 full-time employees in China. The Company and each employee have entered into a one-year labor contracts that is subject to annual renewal.

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

Her Village Limited, Hershop.com Limited, Global Women Multi-Media Ltd., and Yang Lan own a large percentage of our outstanding common shares and may have the ability to influence matters requiring shareholder approval.

As of December 31, 2008, Her Village Limited, Hershop.com Limited, Global Women Multi-Media Ltd., and Yang Lan collectively owned 30.25% of our outstanding common shares. They are related parties, and if they chose to act in concert with respect to these shares, could have significant influence over shareholder actions and may have the ability to control our company and to direct our affairs, including:

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

The Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of December 31, 2008, the exchange rate was 6.8346 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

ITEM 1B.  UNRESOLVED SEC COMMENTS

This Item is not applicable to the Company because we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, as those terms are defined in the rules of the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company has entered into one building lease for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on October 1, 2008 and will expire on October 1, 2009 and is renewable on an annual basis. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 7 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

There were no matters submitted to a vote of security holders during the period from October 1, 2007 to September 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2008, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “ATVG” and we had approximately 103 shareholders holding 6,487,491 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions.

DATE	CLOSING BID		CLOSING ASK
	HIGH	LOW	HIGH	LOW
	(in US$)
2007
First Quarter	7	2.5	9	3
Second Quarter	1.1	1.1	4	4
Third Quarter	4.75	1.01	9.8	2.9
Fourth Quarter	4	1.31	11	5

2008
First Quarter	6	3	6	3
Second Quarter	4	2.75	4	2.75
Third Quarter	3	1.99	3	1.99
Fourth Quarter	1.99	0.25	1.99	0.25

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 2,000. As of September 30, 2008, no options had been granted under the 2001 Stock Plan.

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

On November 23 2007, we entered into an agreement with the China Mobile and Communications Association (“CMCA”) to acquire 100% of the P Phone Project (“P” in “P Phone” stands for personalization  and  payment ), held by CMCA. Under the terms of agreement, ATVG acquired from CMCA 100% of the rights to the P Phone Project for an aggregate consideration of USD $2.8 million. The consideration is satisfied through the issuance of 700,000 shares of ATVG common stock (the “Consideration Shares”) valued at $4 per share.

On January 3, 2008, the Company entered into a shares purchase agreement (the "Shares Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People's Republic of China. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Shares Purchase Agreement, the Company has also acquired a 70% stock ownership interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("Jiangxi Hongcheng"), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Shares Purchase Agreement, the Company will pay the aggregate consideration of US$6 million by issuing 300,000 shares of the Company's common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million.

On January 8, 2008, the Company entered into an asset transfer agreement (the "Asset Transfer Agreement") with Will Sincere Investment Holdings Limited ("WSIH") to acquire the right to use certain software technologies as follows: (1) flash electronic publishing technology; (2) virtual reality network application technology; (3) DJVU document scanning, searching and storage technology; and (4) mobile search technology. To fulfill the payment obligation of RMB2,000,000 pursuant to the Asset Transfer Agreement, the Company will issue 66,700 shares of the Company's common stock at the price of US$4.00 per share.

On January 17, 2008, the Company entered into an agreement with the Globstream Technology, Inc. to acquire technology for the development of its P Phone personal media services. According to the terms of agreement, the Company will acquire exclusive, permanent global rights to Globstream's content delivery software (in all areas except for financial or business-related content) for a consideration of US$960,000. The consideration is to be satisfied through the issuance of 240,000 new shares of  the Company valued at US$4 per share.

On May 16, 2008, we entered into an agreement with Her Village, Ltd. (“Her Village”), China’s leading producer and distributor of women’s-interest media content, to acquire PIMIE.  The total consideration to be paid for the acquisition is US$0.9 million which will be satisfied through the issuance of 300,000 shares of the Company’s common stock valued at $3 per share.

In connection with the acquisition of PIMIE, on May 16, 2008, the Company entered into a Consulting Service Agreement with Morgen Evan Redrock (“MER”), a Beijing-based advisory firm (the “Consulting Agreement). Under this Consulting Agreement, MER will provide consulting services related to P Phone.  The Company paid $150,000 MER as compensation for its services under the Consulting Agreement to be satisfied by the issuance of 50,000 shares of the Company’s common stock valued.

On May 22, 2008, the Company entered into a share purchase agreement with CEC Unet Plc. pursuant to which the Company will issue 385,000 shares of ATVG common stock valued at US$2.00 per share.

On July 4, 2008, we entered into a definitive Stock Purchase Agreement with Her Village Limited (the “Investor”) for the sale of 1,000,000 shares of Common Stock for a total purchase price of $1,000,000 (the “Stock Purchase Agreement). Pursuant to the Stock Purchase Agreement, we issued warrants to the Investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration date of 18 months from the date of issuance. As part of the Agreement and at no extra cost of the Company, the Investor agreed to grant to the Company access to a series of marketing assets. In connection with the private placement and as part of the Stock Purchase Agreement, we also entered into a Registration Rights Agreement.

Repurchase of Equity Securities

We did not repurchase any securities within the transition period ended September 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

OVERVIEW

We were organized under the laws of the State of Nevada on September 21, 1989. We went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc. We were originally formed to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

We entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA”) during March 2003, which was finalized on July 9, 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase. There was no adjustment to the carrying values of the acquired assets or liabilities. Operations prior to July 2004 are those of BAHA. The parent is the continuing entity for legal purposes; BAHA is the continuing entity for accounting purposes.

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million, which compensation was agreed upon based on BAHA's audited financial statements as of and for the year ended September 30, 2007. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2007 have not been consolidated with our operating results, and our financial statements as of and for the fiscal year ended September 30, 2008 do not include operating results of the BAHA Group.

Revenues

For the six month periods ended September 30, 2006 and 2007, and the fiscal years ended March 31, 2007 and September 30, 2008, we had total revenues in the amount of US$0 million, US$0 million, US$0 million, and US$1.4 million, respectively. Our revenues are primarily derived from the planning and execution of advertising programs in various media. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the basis on which we earn fees vary significantly.

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

Cost of Sales

For the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2007 and September 30, 2008, our cost of sales were US$0 million, US$0 million, US$0 million, and US$1.0 million,  respectively.

Operating Expenses

For the six months ended September 30, 2006 and 2007, the fiscal years ended March 31, 2007 and September 30, 2008, our operating expenses were US$0.1 million, US$0.1 million, US$0.1 million, and US$2.5 million, respectively. Our operating expenses consist of general and administrative expense, bad debt expense, depreciation and amortization. General and administrative expense is comprised of professional fees, including legal and accounting fees, executive compensation, operating overhead, entertainment expense and other miscellaneous expenses. Bad debt expense is accrued when individual accounts receivable show signs of uncollectability.

PLAN OF OPERATION OF THE NEXT 12 MONTHS

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

Results of Operations

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2007

Total Revenues, Cost of Sales and Gross Margin.  We had no revenues, cost of sales or gross margin during the six months ended September 30, 2007 or 2006.

Total Expenses. Our total expenses for the six months ended September 30, 2007 were US$0.15 million, which consisted primarily of general and administrative expenses of US$0.14 million. This represented an increase of 36% from our total expenses of US$0.11 million for the six months ended September 30, 2006, which was primarily the result of an increase in general and administration expense.

Income Before Income Taxes. Our loss before income taxes was US$0.14 million for the six months ended September 30, 2007 compared to US$0.11 million for the six months ended September 30, 2006.

Discontinued operations. Our discontinued operations income was US$0.6 million for the six months ended September 30, 2007 compared to US$0.3 million for the six months ended September 30, 2006. This was from the operation of BAHA group.

Net Income. As a result of the foregoing, our net income increased by 177.13% to US$0.5 million for the six months ended September 30, 2007 from US$0.2 million for the six months ended September 30, 2006.

Fiscal Year ended September 30, 2008 Compared to Fiscal Year ended March 31, 2007

Total Revenues. Our total revenues for the fiscal year ended September 30, 2008 was US$1.4 million as compared to US$0 million for the fiscal year ended March 31, 2007

Cost of Sales. Our cost of sales for the fiscal year ended September 30, 2008 was US$1.0 million as compared to US$0 million for the fiscal year ended March 31, 2007.

Gross Profit. As a result of the foregoing, our gross profit for the fiscal year ended September 30, 2008 was US$0.4 million as compared to US$0 million for the fiscal year ended March 31, 2007.

Total Expenses. Our total expenses for the fiscal year ended September 30, 2008 were US$2.5 million which consists primarily of general and administrative expenses and depreciation and amortization expenses. This represented an increase of 2996% from our total expenses of US$0.1 million for the fiscal year ended March 31, 2007, which was primarily the result of an increase in depreciation and amortization by US$0.9 million from 2007 to 2008 and an increase in general and administrative expenses in the amount of US$1.5 million from 2007 to 2008. The increase in general and administrative expenses in 2008 was for our new PPhone business.

Other Income (Loss). Our other loss for the fiscal year ended September 30, 2008 was US$4.7 million as compared to US$0.1 million other income for the fiscal year ended March 31, 2007. The main loss was from the impairment of intangible assets and goodwill.

Income (Loss) from Discontinued Operation. Our discontinued operation for the fiscal year ended September 30, 2008 was US$0 million as compared to US$2.6 million for the fiscal year ended March 31, 2007.

Net Income (Loss). As a result of the foregoing, our net loss for the fiscal year ended September 30, 2008 was US$6.7 million compared to a net income as the amount of US$2.6 for the fiscal year ended March 31, 2007.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans and issuance of common stock.

The following table summarizes our cash flows for the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2007 and September 30, 2008:

	Fiscal Year Ended		Six Months Ended
	September 30,	March 31,	September 30,
	2008	2007	2007	2006
	US$	US$	US$	US$
Net cash provided (used) by operating activities	(960,364)	2,556,611	461,035	274,797
Net cash used by investing activities	(7,106,620)	-	-	-
Net cash provided (used) by financing activities	8,014,266	-	(254,541)	-
Effect of exchange rate change on cash	(54,191)	-	-	-
Net increase in cash and cash equivalents	(106,909)	2,556,611	206,494	274,797
Net decrease in cash from discontinued operations	-	(2,556,611)	(36,968)	(274,797)
Cash and cash equivalents (closing balance)	62,618	1	169,527	1

Our total assets as of September 30, 2008 were US$6.4 million. Our total liabilities as of September 30, 2008 were US$0.4 million. Liabilities consisted primarily of US$0.4 million in other payable.

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

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101 Revenue Recognition in Financial Statements” (“SAB 101”) to recognize our revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller‘s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 11, 2008, we dismissed HJ & Associates, LLC (“HJ”) as our independent accountant and engaged Bernstein & Pinchuk LLP (“Bernstein”) as our new independent accountant to audit the Company’s financial statements for the fiscal year ending September 30, 2008. At no time since its engagement has Bernstein had any direct or indirect financial interest in or any connection with us or any of our subsidiaries other than as independent accountant.

Our consolidated financial statements for the Company’s fiscal years ended March 31, 2006 and 2007, and for the transition period from April 1, 2007 through September 30, 2007, respectively, were audited by HJ. The audit report of HJ for these periods did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal periods and any subsequent interim period through the date of resignation, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The company’s management, with the participation of our Chief Executive Officer and Finance Controller, carried out an evaluation of have evaluated the effectiveness of our “the Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) of the e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, Chief Executive Officer and the Finance Controller have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Finance Controller, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	TERM EXPIRES

Jing Xing	51	Chief Executive Officer and Co-chairman	February 2009
Peide Lou	46	Co-chairman	February 2009
Li Li	45	Director	February 2009
Mark Mi	27	Financial Controller	February 2009
Wenjun Luo	38	Chief Technical Officer and Director	February 2009
Douglas J. Toth	47	Director	February 2009

Set forth below is certain biographical information regarding each of our executive officers and directors:

Jing Xing has served has a director since June 2007. On January 3, 2008, Mr. Xing was elected to serve as co-chairmen of the Board and on February 25, 2008, Mr. Xing was elected to serve as Chief Executive Officer of the Company. Since 2006, Mr. Xing has served as president of Sun New Media Inc., president of investment business at Sun Media Investment Group, chairman of the board of Sun Capital Consultant Ltd, and as the CEO of China Media Tradex Limited. From 2003 to2006, Mr. Xing served as chairman, vice chairman, executive director and CEO of SMI Corporation Ltd. (formerly known as Star EastHoldings Limited, HK listing symbol 198). From 2003 to 2006 he also served as executive director of Stellar Megamedia Group Limited. From 2003 to 2005, Mr. Xing served as executive director & general manager of Sun TV, chairman and executive director of SMI Publishing Group Limited ( HK listing symbol 8010 ), and as vice chairman and executive director of M-Channel Limited (HK listing symbol 8036). Since 2000, Mr. Xing has served as the vice chairman and executive director of a newspaper in Beijing, the People’s Republic of China called the Beijing Daily Messenger. From 1999 to 2005, Mr. Xing was the chairman and CEO of Beijing KP Network Technical Co. Ltd.. Mr. Xing holds master degree of science from the Beijing Software Graduate School of Beijing University.

Peide Lou has served as co-chairmen of the Board since January 3, 2008. Mr. Lou is a Professor of Telecom Engineering School of Beijing University of Posts and Telecommunication. He serves as Executive Secretary-General of China Mobile Communications Association, and he also serves as a director of the Standardization Technical Committee of Multimedia Communication and Broadcasting of China Association for Standardization. Mr. Lou used to be a member of optical fiber communication expert group of Natioanal“317”Telecom Subject of“863”Project; Director of Wireless division of Department of Telecom Production of MEI; Director of Telecom Division of Department of Electronic Information Production Management of MII. He promoted and planned the implementation of national mobile communication industry specific projects, and has made great effort to establishment and development of China mobile communication domestic handset industry.

Li Li has served as our director of our company since May 2004. From 1997 to 2003 he served as Chairman, Vice-Chairman and later General Manager of Chongqing Changjiang River Water Transport Co., Ltd. Mr. Li was Chairman and General Manager of Hua Rong Investment Co., Ltd. from 1996 to 2000. Mr. Li holds degrees from University of Science and Technology of China. Mr. Li is also on the board of directors of THZA and Shenzhou Lianhe Culture Media Development Co., Ltd.

Mark Mi has served as our Financial Controller from January 2008. In 2007, he served as financial manager of Sun Media Investment Holdings Limited. Mr. Mi is familiar with PRC GAAP and US GAAP.

Wenjun Luo has served as our Chief Technical Officer and director since February25, 2008. Dr. Luo is a leading IT and mobile services professional with over 10 years of experience in the global handheld industry. While at Globstream, Dr. Luo rolled out the first wireless streaming audio/music portal for the mass mobile phone market in China and built strategic partnerships with major media companies and mobile carriers in China. Prior to Globstream, Dr. Luo served as a management consultant at McKinsey & Company's Great China Office and held various management positions at Sun Microsystems, Palm, Inc. and 3 Com Corp. Dr. Luo earned an MBA from the University of California's Haas School of Business in Berkeley, CA, a PhD from the University of Pennsylvania's School of Electrical Engineering in Philadelphia, and a B.S. from Shanghai Jiao Tong University's School of Electrical Engineering in Shanghai, China.

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

Code of Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer, Finance Controller, other senior management, directors and other personnel. The code of ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 and is incorporated by reference in this Annual Report. There has been no change to the code of ethics from 2004.

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

We believe that the Reporting Persons have complied with all the applicable reporting requirements, except certain late and delinquent filings of Form 3, Form 4 and Form 13D by Her Village Limited, Global Women Multi-Media, Ltd. (BVI), and Hershop.com Limited. We are implementing an enhanced compliance program to assist the Reporting Persons to fully comply with disclosure requirements pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
		($)	($)	($)	($)		($)	($)	($)

Qiong Jiang, Chief Executive	2008	0	0	0	0	0	0	0	0
Officer and Director (1)	2007	0	0	0	0	0	0	0	0

Xing Jing, Co-Chairman and Chief Executive	2008	0	0	0	0	0	0	0	0
Officer (2)	2007	0	0	0	0	0	0	0	0

Luo Wenjun, Chief Technical Officer and Director (3)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Lou Peide, Co-Chairman (4)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Li Li, Director (5)	2008	$114,273	0	0	0	0	0	0	$114,273
	2007	$10,532	0	0	0	0	0	0	$10,532

Yan Gong, Chief Executive Officer and Director (6)	2008	0	0	0	0	0	0	0	0
	2007	$12,677	0	0	0	0	0	0	$12,677

Hongmei Zhang,	2008	0	0	0	0	0	0	0	0
Financial Manager (7)	2007	$3,480	0	0	0	0	0	0	$3,480

Chuan He, Media Planning Manager (8)	2008	0	0	0	0	0	0	0	0
	2007	$6,663	0	0	0	0	0	0	$6,663

Dapeng Sun, Customer Service Manager (9)	2008	0	0	0	0	0	0	0	0
	2007	$3,368	0	0	0	0	0	0	$3,368

Mark Mi, Finance Controller (10)	2008	$29,333	0	0	0	0	0	0	$29,333
	2007	0	0	0	0	0	0	0	0

(1)	Qiang Jiang ceased to be our Chief Executive Officer on June 30, 2006, and ceased to be our director on June 19, 2007.
(2)
Xing Jing has served has a director since June 2007. On January 3, 2008, Mr. Xing was elected to serve as co-chairmen of the Board and on February 25, 2008, Mr. Xing was elected to serve as Chief Executive Officer of the Company.

(3)	Luo Wenjun has served as our Chief Technical Officer and director since February 25, 2008.
(4)	Lou Peide has served as co-chairmen of the Board since January 3, 2008.
(5)
Li Li has served as our Chairman and director of our company since May 2004. And on January 7 2008, the Company accepted Mr. Li’s voluntary resignation as Chairman. But he continues to serve as a member of the Board.

(6)	Yan Gong ceased to be our Chief Executive Officer and director of the Board on January 4, 2008.
(7)	Hongmei Zhang ceased to be our Financial Manager on January 4, 2008.
(8)	Chuan He ceased to be the Media Planning Manager on January 4, 2008.
(9)	Dapeng Sun ceased to be the Customer Service Manager on January 4, 2008.
(10)	Mark Mi has served as our Finance Controller since January 2008.

Employment Agreements

We do not have any employment agreements in place with our directors and officers.

Compensation of Directors

We have no arrangements for the remuneration of officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities. Other than as reflected in the table above, no remuneration has been paid to our officers or directors. There are no agreements or understandings with respect to the amount or remuneration those officers and directors are expected to receive in the future. As of the date of this Annual Report, no stock options have been issued to our officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2008, the number and percentage of the 6,487,491 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		AMOUNT AND
		NATURE OF
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Common Stock	Hershop. com Limited	331,140	5.10%
	8/F,Crawford Tower, 99 Jervois Street, Sheung Wan, Hong Kong

Common Stock	Global Women Multi-Media Co., Ltd. (BVI)	428,751	6.61%
	P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands

Common Stock	Jing Xing	-0-	-0-
	73 Jupiter Road Singapore, 576550

Common Stock	Lou Peide	-0-	-0-
	16/F A Business Office, East Area of Century Golden Resources Hotel,
	No. 69 Banjing Road, Haidian District, 100097, Beijing P.R. China

Common Stock	Douglas J. Toth	-0-	-0-
	1120 6th Ave. 4th Floor New York, NY 10032

Common Stock	Li Li	-0-	-0-
	Room 602, 2 North Tuanjiehu Street Chaoyang
	District, Beijing 100026 People’s Republic of China

Common Stock	Luo Wenjun	-0-	-0-
	21970 Oaknoll Court
	Cupertino, CA 95014 USA

Common Stock	Her Village Limited	1,200,000	18.49%
	P.O. Box 957 Offshore Incorporations Centre Road Town Tortola, British Virgin Islands

Common Stock	Chen Zengjie	1,309,005	20.18%
	No.16 Room 40, E Mei road 366, Hongkou District, Shanghai, P.R. China

Common Stock	Officer and Directors as a Group: 5 persons	0	0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Bernstein & Pinchuk LLP, our current auditor, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the auditor in connection with statutory and regulatory filings or engagements was US$155,000 for the fiscal year ended September 30, 2008. The aggregate fees billed for professional services rendered by HJ & Associates, LLC, our former auditor, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the auditor in connection with statutory and regulatory filings or engagements was US$90,000 for the fiscal year ended March 31, 2007, US$83,000 for the six months ended September 30, 2007, US$64,000 for the six months ended September 30, 2006.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor during the six months ended September 30, 2006 and 2007, fiscal year ended March 31, 2007 and September 30, 2008. In the fiscal year ended March 31, 2006, our former auditor billed fees in the amount US$2,500 in connection with responding to comments we received from the SEC with respect to our annual report on Form 10-KSB for the year ended March 31, 2005 we filed with the SEC.

Tax Fees

The aggregate fees billed during the six months ended September 30, 2006 and 2007, fiscal years ended March 31, 2007 and September 30, 2008 for professional services rendered by the principal auditor for tax compliance, tax advice, and tax planning were all US$0.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal auditor, other than the services reported above.

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

2. Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-8 hereof.

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Articles of Amendment to Charter(1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

4.1	2001 Stock Plan (4)

10.1	Convertible Promissory Note(5)

10.2	Convertible Promissory Note (5)

10.3	Registration Rights Agreement(5)

14.1	Code of Ethics(6)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Finance Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Finance Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)	Incorporated by reference to our report on Form 8-K filed on October 9, 2002.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on May 20, 2003.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.

ASIA PREMIUM TELEVISION GROUP, INC.
AND SUBSIDIARIES

CONTENTS

PAGE	F-1- F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND 2007.

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS.

PAGE	F-5	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY).

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS.

PAGES	F-7 - F-15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Asia Premium Television Group, Inc.

We have audited the accompanying consolidated balance sheet of Asia Premium Television Group, Inc. (“the Company”) as of September 30, 2008, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, NY
December 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Asia Premium Television Group, Inc.
Beijing, China

We have audited the consolidated balance sheet of Asia Premium Television Group, Inc. and subsidiaries as of September 30, 2007 and the related consolidated statements of income, comprehensive income, stockholders equity (deficit) and cash flows for the six months ended September 30, 2007 and the year ended March 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Premium Television Group, Inc. and subsidiaries as of September 30, 2007 and March 31, 2007, and the results of their operations and their cash flows for the six months ended September 30, 2007 and the year ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
December 29, 2007

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated balance sheets
	September 30, 2008	September 30, 2007
	(Audited)	(Audited)
ASSETS	US$	US$
CURRENT ASSETS
Cash and cash equivalents	$62,618	$169,527
Accounts receivable, net	16,134	-
Related party receivable	127,285	397,323
Other receivables	114,048	-
Prepaid expenses	13,126	-
Inventory	367	-
Current assets of discontinued operations	-	16,457,477
Total Current Assets	333,578	17,024,327

Convertible note receivable	240,000	-
Property and equipment, net	678,098	175,984
Goodwill	4,172,982	-
Intangible assets	949,944
Assets of discontinued operations	-	956,997
	$6,374,602	$18,157,308

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$44,725	$745
Other payables	379,387	113,028
Liabilities of discontinued operations	-	12,601,751
Total Current Liabilities	424,112	12,715,524

Minority interest	(110,189)	-

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, authorized 1,750,000,000 shares; 6,487,491 shares issued (2008) 3,445,791 shares issued (2007)	6,487	3,446
Additional paid-in capital – common stock	9,487,278	2,086,185
Additional paid-in capital – warrants	745,281	340,756
Subscription receivable	(86,647)	-
Accumulated other comprehensive income	(117,981)	266,029
Retained earnings (deficit)	(3,973,729)	2,745,378
Treasury stock	(10)	(10)
Total Stockholders' Equity	6,060,679	5,441,784
	$6,374,602	$18,157,308

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,	For the Year Ended March 31,
	2008	2007	2006	2007
	(Audited)	(Audited)	(Unaudited)	(Audited)
	US$	US$	US$	US$

REVENUE	$1,390,525	$-	$-	$-
COST OF SALES	960,272	-	-	-
GROSS MARGIN	430,253	-	-	-

General and administrative	1,652,379	140,325	110,583	80,694
Depreciation and amortization	845,681	4,995	-	-
	2,498,060	145,320	110,583	80,694
INCOME (LOSS) FROM OPERATIONS	(2,067,807)	(145,320)	(110,583)	(80,694)

OTHER INCOME
Interest income	8,657	7,383	-	-
Impairment loss on intangible assets and goodwill	(4,747,584)
Other income (expenses)	357	-	-	88,515
	(4,738,570)	7,383	-	88,515
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	(6,806,377)	(137,937)	(110,583)	7,821
Income tax expense	-	-	-	-
Minority interest	87,258	-	-	-
Income (loss) from continuing operations	$(6,719,119)	$(137,937)	$(110,583)	$7,821
Income from discontinued operations	-	593,019	274,797	2,556,611
Net Income (Loss)	(6,719,119)	455,082	164,214	2,564,432
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(384,010)	-	-	-
TOTAL COMPREHESIVE INCOME (LOSS)	$(7,103,129)	$455,082	$164,214	$2,564,432
Weighted average number of common shares outstanding – basic	4,645,655	2,381,698	1,613,191	1,613,191
Weighted average number of common shares outstanding – diluted	4,645,655	3,084,700	1,613,191	1,613,191
EARNINGS (LOSS) PER SHARE – BASIC	$(1.45)	$0.19	$0.10	$1.59
EARNINGS (LOSS) PER SHARE – DILUTED	$(1.45)	$0.15	$0.10	$1.59

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statement Of Changes in Stockholders’ Equity (Deficiency)

			Capital in		Accumulated		Total
			excess of	Subscription	other	Retained	Stockholders’
	Common Stock		par value	receivable	comprehensive	Earnings	equity
	Shares	Dollars	(deficit)		income	(Deficit)	(Deficit)

Balance, March 31,2007	1,613,297	$1,613	$(2,453,719)	$—	$125,582	$2,290,296	$(36,228)
New Issuance of common stock, net of offering cost of $98,101	1,200,000	1,200	860,699	—	—	—	861,899
Conversion of the Convertible Notes	596,765	597	3,999,403	—	—	—	4,000,000
Issuance for anti-dilution agreement	25,729	26	20,558	—	—	—	20,584
Foreign Currency translation Adjustment	—	—	—	—	140,447	—	140,447
Net income for the six months ended September 30, 2007	—	—	—	—	—	455,082	455,082

Balance, September 30, 2007	3,435,791	3,436	2,426,941	—	266,029	2,745,378	5,441,784

New Issuance of common stock	3,041,700	3,041	7,805,618	(86,647)	—	—	7,722,012
Foreign Currency translation Adjustment	—	—	—	—	(384,010)	12	(383,998)
Net loss for the year ended September 30, 2008	—	—	—	—	—	(6,719,119)	(6,719,119)

Balance, September 30, 2008	6,477,491	$6,477	$10,232,559	$(86,647)	$(117,981)	$(3,973,729)	$6,060,679

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended September 30,	For the Six Months Ended September 30,	For the Six Months Ended September 30,	For the Year Ended March 31,
	2008	2007	2006	2007
	US$	US$	US$	US$
	(Audited)	(Audited)	(Unaudited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,719,119)	$455,082	$164,214	$2,564,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	845,681	4,995	-	-
Impairment in intangible assets and goodwill	4,747,584
Minority interest	(87,258)	-	-	-
Changes in assets and liabilities:
Account receivable & other receivables	(82,584)	-	-	-
Inventories	40,003	-	-	-
Prepaid expenses	(12,619)	-	-	-
Accounts payable, accrued expenses & other payable	307,948	958	110,583	(7,821)
Net Cash Provided by (Used in) Operating Activities	(960,364)	461,035	274,797	2,556,611

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(555,861)	-	-	-
Additions to intangible assets	(4,420,000)
Investment in subsidiaries	(6,390,759)	-	-	-
Disposal of subsidiaries	4,500,000
Purchase of note receivable	(240,000)	-	-	-
Net Cash Used in Investing Activities	(7,106,620)	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing shares	7,957,452	-	-	-
Decrease (Increase) in advances receivable-related party	(127,702)	(54,012)	-	-
Increase (Decrease) in advances payable-related party	184,516	(200,529)	-	-
Net Cash Provided by (Used in) by Financing Activities	8,014,266	(254,541)	-	-
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	(54,191)	-	-	-
NET (DECREASE) INCREASE IN CASH FROM CONTINUED OPERATIONS	(106,909)	206,494	274,797	2,556,611
NET DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	(36,968)	(274,797)	(2,556,611)
CASH AT BEGINNING OF PERIOD	169,527	1	1	1
CASH AT END OF PERIOD	$62,618	$169,527	$1	$1
Supplemental disclosure of cash flow information
Interest paid	$-	$26,785	$3,141	$27,128
Income taxes paid	$-	$167,085	$13,548	$45,538

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Asia Premium Television Group, Inc (“Parent”) and subsidiaries SNMTS, CFCD JXHC defined herein below, collectively referred to as the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.

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

Parent entered into a stock for stock acquisition with Beijing Asia Hongzhi Advertising Co., Ltd. (“BAHA”) during March 2003, which was finalized on July 9, 2004, in a transaction that has been accounted for as a recapitalization of BAHA in a manner similar to a reverse purchase. There was no adjustment required to the carrying values of the acquired assets or liabilities. Operations prior to July 2004 are those of BAHA. The parent is the continuing entity for legal purposes; BAHA is the continuing entity for accounting purposes.

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million, which compensation was agreed upon based on BAHA's audited financial statements as of and for the year ended September 30, 2007. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2007 have not been consolidated with our operating results, and our financial statements as of and for the fiscal year ended September 30, 2008 do not include operating results of the BAHA Group.  All of the Company’s operating activities are located in the People’s Republic of China.

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

Fiscal Year change
On November 14, 2007, our Board of Directors approved a change in our financial year-end from March 31 to September 30. This 10-K covers among other periods the transition period from April 1, 2007 to September 30, 2007. The 2008 Fiscal Year began on October 1, 2007.

Consolidation
The consolidated financial statements include the accounts of Parent, SNMTS, CFCD, and JXHC (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Reclassification
The financial statements for periods and years prior to September 30, 2008 have been reclassified to conform to the headings and classifications used in the September 30, 2008 financial statements.

Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the Company's consolidated financial statements include allowance for doubtful accounts, estimated useful lives and impairment of acquired intangible assets and goodwill.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable
Accounts receivable are carried at the expected realizable value. The provision for bad debt losses is estimated by management based on individual accounts receivable which show signs of uncollectability and an ageing analysis for receivables of over 90 days at the end of each quarter.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Estimated useful lives of property and equipment are as follows:

Software	3 years
Computer equipment	5 years
Motor vehicles	5 years
Leasehold improvement	2 years
Paintings	Infinite

Acquired intangible assets
Acquired intangible assets, which consist primarily of purchased software technology, are carried at cost, less accumulated amortization.

Amortization is calculated on a straight-line basis over the expected useful life of the assets of 3 years. Amortization expenses for the years ended September 30, 2008 and March 31, 2007 were USD736,667 and USD$0 respectively. Amortization expenses for six months ended September 30, 2007 and 2006 were USD$0 and USD$0 respectively.

Impairment of long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to the amount of replacement cost. If the sum of the replacement cost is less than the carrying amount of the assets, the Company would adjust the carrying value of the asset based on the fair value and recognize an impairment loss. We also use the replacement cost method to test our unused assets and record impairment loss. Impairment loss in the year ended September 30, 2008 was USD2,733,390 which was generated from the impairment of purchased intangible assets. There were no impairment losses in the year ended March31, 2007, and six months ended September 30, 2007 and 2006.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired. The Company completes a two-step goodwill impairment test. The first step compares the fair values of each reporting unit to its carrying amount, including goodwill. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not impaired and the second step will not be required. If the carrying amount of a reporting unit exceeds its fair value, the second step compares the implied fair value of goodwill to the carrying value of a reporting unit's goodwill. The implied fair value of goodwill is determined in a manner similar to accounting for a business combination with the allocation of the assessed fair value determined in the first step to the assets and liabilities of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized for any excess in the carrying value of goodwill over the implied fair value of goodwill.

Management performed the annual goodwill impairment test as of September 30, 2008. Based on the impairment assessment performed by management, the Company incurred a total goodwill impairment charge of USD2,014,194.  This impairment charge is related to our future discounted net cash flows expected to result from the use of the assets and their eventual disposition.

The changes in the carrying amount of goodwill by reporting unit for the year ended September 30, 2008 were as follows:

Unit1
USD
Balance as of September 30, 2007	-
Goodwill acquired during the year	6,187,176
Goodwill impairment during the year	2,014,194
Balance as of December 31, 2007	4,172,982

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.  It is uncertain for the Company that the operating result in mainland China will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of September 30, 2008.

Revenue Recognition
The Company relies on SEC Staff Accounting Bulletin: No. 104“Revenue Recognition” (“SAB 104”) to recognize its revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

The Company entered in an agreement with China Mobile to resell mobile minutes to our distributors. The Company realized the revenue when we collected the funds from our distributors due to uncertainties regarding their collection. The fund and air time could not return to the Company which stated in the agreement with our distributors.

The Company reports its revenue for top-up business on a gross basis under the guidance of EITF 99-19, as (1) the Company is the primary obligor under the contracts with its suppliers and has the risks and rewards of a principal in these transactions; (2) the Company has latitude in establishing the price for services under its distributing contracts, and the net amount earned by the Company varies with each contract; (3) the Company is primarily responsible for the fulfillment of services ordered by the customer pursuant to the contract, including the portion of the services performed by the supplier with whom the Company separately contracts; (4) the Company has discretion in supplier selection.

Cost of revenues
The cost of revenue was the air time purchased from China Mobile. We record cost when we completed the transaction with China Mobile. The fund paid and the air time we bought could not be returned to China Mobile.

Earnings (Loss) Per Share
The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year.

Foreign Currency Translation
The translations of the functional currency financial statements of subsidiaries into reporting currency United States dollars are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. For revenues and expenses, the average exchange rate during the years was used to translate functional currency into U.S. dollars. The gains or losses resulting from translation are included in stockholders’ equity (deficit) separately as other comprehensive income.

Gains and losses resulting from transactions in foreign currencies are included in the determination of net income (loss) for the period. JXHC’s functional currency is the China Renminbi (“RMB”). SNMTS’s functional currency is the Hong Kong Dollar (“HKD”).

Other comprehensive income
Other comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income at September 30, 2008 represented the cumulative foreign currency translation adjustment.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

Unaudited information for the six months ended September 30, 2006
The information for the six months ended September 30, 2006 included normal recurring adjustments and reflects all adjustments that, in the opinion of management, were necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these information be read in conjunction with the Company’s most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended March 31, 2006, filed on June 28, 2006.

NOTE 2 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	September	September
	30, 2008	30, 2007
Office equipment	$418,004	$181,012
Vehicles	185,190	-
Leasehold improvement	10,451	-
Paintings	179,954	-
	793,599	181,012
Less accumulated depreciation	(115,501)	(5,028)
	$678,098	$175,984

Depreciation expenses for the year ended September 30, 2008 and six months ended September 30, 2007 were $109,014, and $5,028 respectively. There was no significant depreciation in prior periods except for $5,028 during the six months this ended September 30, 2007.

NOTE 3 — CONVERTIBLE NOTE RECEIVABLE

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

NOTE 4 — INTANGIBLE ASSETS

The following table summarizes intangible assets:

	September 30, 2008	September 30, 2007

PPhone	$427,966	-
PIMIE	229,676	-
Globestream	292,302	-
	$949,944	-
		-

Amortization expenses for the year ended September 30, 2008 was $736,667. There was no significant amortization in the prior periods.
There was an impairment loss of $2,733,390 to intangible assets for the year ended September 30, 2008.

NOTE 5 — ACCOUNT PAYABLE AND ACCRUED EXPENSES

As of September 30, 2008, the Company had an amount of $41,114 account payable which was the discount payable to distributors. The accrued expenses as of September 30, 2008 and 2007 were $3,611 and $745, respectively, which was mainly business tax payable.

NOTE 6 — OTHER PAYABLES

The following table summarizes other payables:
	September 30, 2008	September 30, 2007
Salaries Payable	$114,273	$-
Other Payables	265,114	113,028

	$379,387	$113,028

As of September 30, 2008, we have the amount of $114,273 salaries payable to Li Li who is acting as our director. The other payables in the amount of $265,114 included lawyer’s fee, accounting fee, and payables to staff.

NOTE 7 — CAPITAL STOCK

Common Stock
On November 23 2007, we entered into an agreement with the China Mobile and Communications Association (“CMCA”) to acquire 100% of the P Phone Project (“P” in “P Phone” stands for personalization  and  payment ), held by CMCA. Under the terms of agreement, ATVG acquired from CMCA 100% of the rights to the P Phone Project for an aggregate consideration of USD $2.8 million. The consideration is satisfied through the issuance of 700,000 shares of ATVG common stock (the “Consideration Shares”) valued at $4 per share on March 5, 2008.

On January 3, 2008, the Company entered into a shares purchase agreement (the "Shares Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People's Republic of China. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Shares Purchase Agreement, the Company has also acquired a 70% stock ownership interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("Jiangxi Hongcheng"), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Shares Purchase Agreement, the Company will pay the aggregate consideration of US$6 million by issuing 300,000 shares of the Company's common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million. The shares were issued on March 28, 2008.

On January 8, 2008, the Company entered into an asset transfer agreement (the "Asset Transfer Agreement") with Will Sincere Investment Holdings Limited ("WSIH") to acquire the right to use certain software technologies as follows: (1) flash electronic publishing technology; (2) virtual reality network application technology; (3) DJVU document scanning, searching and storage technology; and (4) mobile search technology. To fulfill the payment obligation of RMB2,000,000 pursuant to the Asset Transfer Agreement, the Company will issue 66,700 shares of the Company's common stock at the price of US$4.00 per share. The shares were issued on March 28, 2008.

On January 17, 2008, the Company entered into an agreement with the Globstream Technology, Inc. to acquire technology for the development of its P Phone personal media services. According to the terms of agreement, the Company will acquire exclusive, permanent global rights to Globstream's content delivery software (in all areas except for financial or business-related content) for a consideration of US$960,000. The consideration is to be satisfied through the issuance of 240,000 new shares of the Company at US$4 per share. The shares were issued on March 28, 2008.

On May 16, 2008, we entered into an agreement with Her Village, Ltd. (“Her Village”), China’s leading producer and distributor of women’s-interest media content, to acquire PIMIE. The total consideration to be paid for the acquisition is US$0.9 million which will be satisfied through the issuance of 300,000 shares of the Company’s common stock. The shares were issued on May 21, 2008.

In connection with the acquisition of PIMIE, on May 16, 2008, the Company entered into a Consulting Service Agreement with Morgen Evan Redrock (“MER”), a Beijing-based advisory firm (the “Consulting Agreement). Under this Consulting Agreement, MER will provide consulting services related to P Phone.  The Company shall pay US$150,000 to MER as compensation for its services under the Consulting Agreement to be satisfied by the issuance of 50,000 shares of the Company’s common stock valued. The shares were issued on May 21, 2008.

On May 22, 2008, the Company entered into a share purchase agreement with CEC Unet Plc. pursuant to which the Company will issue 385,000 shares of ATVG common stock valued at US$2.00 per share. The shares were issued on June 6, 2008.

On July 4, 2008, we entered into a definitive Stock Purchase Agreement with Her Village Limited (the “Investor”) for the sale of 1,000,000 shares of Common Stock for a total purchase price of $1,000,000 (the “Stock Purchase Agreement). Pursuant to the Stock Purchase Agreement, we issued warrants to the Investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration date of 18 months from the date of issuance. As part of the Agreement and at no extra cost to the Company, the Investor agreed to grant to the Company access to a series of marketing assets.  In connection with the private placement and as part of the Stock Purchase Agreement, we also entered into a Registration Rights Agreement. The shares were issued on July 23, 2008.

At September 30, 2008, the Company had 6,487,491 shares issued and outstanding. At September 30, 2007, the Company had 3,445,791 shares issued and outstanding.

Warrants/Options
On July 22, 2007, 1,200,000 common stock warrants were issued to Investors. Under the Warrant, the investors have the right, for a period of three years from the date of such Warrant, to purchase a total of 1,000,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.

On July 4 2008, Pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village Limited, we issued warrants to the investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration date of 18 months from the date of issuance.

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

At September 30, 2008, the Company had 2,200,000 common stock warrants. The Company has no warrants/options issued and outstanding as of March 31, 2007.

2001 Stock Plan
In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of September 30, 2008, no options were granted under the Plan.

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

NOTE 8 — OPERATING LEASES

We have entered into two building leases for our offices, one located in Beijing and one in JiangXi province. The Beijing facility lease for CFCD is from September 27, 2007 to December 31, 2010. The JiangXi province facility lease for JXHC expires on January 1, 2008. The combined lease expense for the six months ended September 30, 2007 and 2006, years ended March 31, 2007 and September 30, 2008 amounted to $0, $0, $0, and $89,380, respectively. Future minimum lease payments under non-cancellable operating lease agreements at September 30, 2008 were as follows:

September 30, 2009	$97,058
September 30, 2010	97,058
Total	$194,116

NOTE 9 – RELATED PARTY TRANSACTIONS

Receivables from related party
The receivables from related party mainly include the loan to related parties, and are carried at the expected realizable value. The balance had no stated terms for repayment and was non interest-bearing.

NOTE 10 – MINORITY INTEREST

The minority interest was negative as of September 30, 2008 for JXHC’s minority shareholder Jiangxi Tengyi Technology Ltd absorbed JXHC’s net loss for the year ended September 30, 2008. This was a provision for minority interest when JXHC has net income in the future.

NOTE 11 – EARNINGS PER SHARE

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the six months ended September 30, 2007 and 2006, the year ended March 31, 2007 and September 30, 2008.

	For the Year Ended		For the Six Months Ended
	September 30, 2008	March 31, 2007	September 30, 2007	September 30, 2006
Income available to common shareholders (Numerator)	$(6,719,119)	$2,564,432	$455,082	$164,214

Weighted average number of	4,645,655	1,613,191	2,381,698	1,613,191
common shares outstanding used in
earnings per share during the
period (Denominator)

Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	4,645,655	1,613,191	3,084,700	1,613,191

NOTE 12 – CONCENTRATION AND CREDIT RISK

China Mobile is the Company’s only vendor who provided 100% air time of the Company top-up business for the year ended September 30, 2008. The amount was $959,370 for the year ended September 30, 2008. The purchase price of the air time from China Mobile was determined by the Company and China Mobile each year.

NOTE 13 – DISCONTINUED OPERATIONS AND ASSETS

On January 8, 2008, the Company filed an 8-K to disclose that the Company entered into an agreement with Fanya Advertising Company Ltd. ("Fanya"), an affiliate of one of the Company's media-buying clients. The Company sold its media buying operations to Fanya for cash consideration of US$4.5 million. The Company also paid Fanya a separate one-time fee of US$300,000 in exchange for Fanya's assumption of all debts and payables associated with the media-buying business. The entire US$4.5 million proceeds paid to the Company by Fanya was used for the US$4.5 million cash payment required by the Shares Purchase Agreement. The assets and liabilities of the media buying operations were $17,414,474 and $12,601,751 as of September 30, 2007. Our media buying operations and cash flows for the six months ended September 30, 2007 and the year ended March 31, 2007 have been reflected as discontinued operations in the accompanying consolidated financials..

The following assets and liabilities have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of September 30, 2007:

September 30, 2007

Cash and cash equivalent	$5,235,585
Account receivables, net of allowance for doubtful accounts	7,375,506
Prepaid expenses	3,123,542
Other current assets	722,844
Property and equipment, net	956,997

Assets of discontinued operations	$17,414,474

Account payable	10,145,010
Accrued expenses and other payable	705,571

Customer deposits	909,678
Short-term loan	732,470
Other current liabilities	109,022
Liabilities of discontinued operations	$12,601,751

The following income statement have been segregated and included in income from discontinued operations, as appropriate, in the consolidated income statement for the six months ended September 30, 2007 and 2006, and for the year ended March 31, 2007:

	Six months ended September 30, 2007	Six months ended September 30, 2006	Year ended March 31, 2007
REVENUE	28,348,347	33,052,628	65,733,578
COST OF SALES	26,457,983	31,401,447	62,282,688
GROSS PROFIT	1,890,364	1,651,181	3,450,890

General and administrative	891,035	610,246	1,384,001
Bad debt expenses (recovery)	157,763	682,347	(678,480)
Depreciation and amortization	87,407	71,934	156,317

INCOME (LOSS) FROM OPERATIONS
OTHER INCOME
Interest expense	(26,785)	(4,993)	(24,181)
Interest income	36,574	21,196	45,961
Other income (expenses)	(6,911)	(423)	(14,119)

Income tax expense	164,018	27,637	40,102

Net Income from discontinued operations	593,019	274,797	2,556,611

NOTE 14 – SUBSEQUENT EVENTS

On December 1, 2008, the Company entered into a Consulting Agreement with Morgen Evan Redrock Limited ("Consultant") to engage MER as its consultant to provide consulting services for the Company's fundraising and streamline its business and organization. The service includes but not limited to organization of management team, design of business strategy, assistance of fund raising and investment.  If the consultant introduced the new strategic investor to the Company and assist the Company's reorganization successfully, the Company shall pay to the Consultant, as compensation for its services at one time, which equal to 10% of the total transaction amount and shall be satisfied by issuing new shares of common stock of ATVG par value $0.001 per share (the "shares") within one month of the completion of the transaction. MER shall retain the right to request registration of its shares in the Company subject to any necessary rules and regulations of the exchange's listing authorities and regulators.

Xing Jing and Li Li are the related parties to Morgen Evan Redrock Limited, the Company believes the consulting agreement is the result of arms' length negotiation between the companies and its terms are fair and reasonable to ATVG. As of September 30, 2008, MER owned 50,000 shares of the Company.

On December 3, 2008, the Company entered into an Asset Transfer Agreement (the "Asset Transfer Agreement") with Her Village Limited, China's leading producer and distributor of women's-interest media content, pursuant to which Her Village will return 19,989 shares of the Company's common stock valued at US$ 1.00 per share to the Company. And the Company agrees to accept these shares. According to the Asset Transfer Agreement, Her Village also will provide to the Company US$ 383,942 for the operation of the Company's business. These amounts will be paid to the Company within 5 months after the signing of this agreement.

In exchange for the returned shares and the amount of US$ 383,942 provided by Her Village, the Company agrees to make an exemption of the amount of US$ 87,000 which owed by Her Village to the Company. The Company also agrees to transfer to Her Village or its designated third party a famous painting named "Sister" painted by He Duoling valued at US$ 179,461 and a car  valued at US$ 137,470.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA PREMIUM TELEVISION GROUP, INC.

Date: January 7, 2009	By : /s/ Jing Xing
Jing Xing Chief Executive Officer

Date: January 7, 2009	By : /s/ Mark Mi
Mark Mi Finance Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 7, 2009	By : /s/ Peide Lou
Peide Lou Co-Chairman and Director

Date: January 7, 2009	By : /s/ Jing Xing
Jing Xing Co-Chairman and Director

Date: January 7, 2009	By : /s/ Wenjun Luo
Wenjun Luo Director

Date: January 7, 2009	By : /s/Li Li
Li Li Director

Date: January 7, 2009	By : /s/Douglas Toth
Douglas Toth Director