Form 10-Q
period 2008-12-31
ASIA PREMIUM TELEVISION GROUP
filed 2009-02-18
CIK 860543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Asia Premium Television Group, Inc.
 (Exact name of registrant as specified in Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 18, 2009: 6,467,502

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated balance sheets
	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
ASSETS	US$	US$
CURRENT ASSETS:
Cash and cash equivalents	31,822	42,780
Other receivables	78,634	55,310
Related party receivable	386,654	493,945
Prepaid expenses	13,093	13,126
Current assets of operation to be disposed of	80,665	95,077
Total Current Assets	590,858	700,238

Convertible note receivable	240,000	240,000
Property and equipment, net	573,278	614,894
Intangible assets	759,382	949,944
Goodwill	-	4,172,982
Long term assets of operation to be disposed of	105,762	63,204
	2,269,280	6,741,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	714	815
Other payables	453,413	350,914
Current liabilities of operation to be disposed of	375,549	328,854
Total Current Liabilities	829,676	680,583

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, authorized 1,750,000,000 shares , 6,487,491 shares issued	6,487	6,487
Additional paid-in capital – common stock	9,487,278	9,487,278
Additional paid-in capital – warrants	745,281	745,281
Subscription receivable	(86,647)	(86,647)
Accumulated other comprehensive loss	(95,893)	(117,981)
Accumulated deficit	(8,616,892)	(3,973,729)
Treasury stock	(10)	(10)
Total Stockholders' Equity	1,439,604	6,060,679
	2,269,280	6,741,262

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

Consolidated statements of operation (Unaudited)

	Three Months Ended December 31,
	2008	2007
	US$	US$
REVENUE	-	300,895
GROSS MARGIN	-	300,895

General and administrative expenses	223,053	135,652
Depreciation and amortization	137,400	15,045
	360,453	150,697
(LOSS) INCOME FROM OPERATIONS	(360,453)	150,198

OTHER INCOME (EXPENSE):
Interest income	4,833	545
Impairment loss on intangible assets	(95,568)	-
Impairment loss on goodwill	(4,172,982)	-

(LOSS) INCOME BEFORE INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	(4,624,170)	150,743

Loss from operation to be disposed of	(18,993)	-

NET (LOSS) INCOME	(4,643,163)	150,743
Foreign Currency Translation Adjustment	22,088	(2,055)

COMPREHENSIVE (LOSS) INCOME	(4,621,075)	148,688

Weighted average number of common outstanding- basic	6,487,491	3,631,686
Weighted average number of common outstanding- diluted	6,487,491	4,430,038
Earnings (loss) per share from continuing operations- basic	(0.71)	0.04
Earnings (loss) per share from operations to be disposed of - basic	(0.01)	.
Earnings (loss) per share from continuing operations - diluted	(0.71)	0.03
Earnings (loss) per share from operations to be disposed of - diluted	(0.01)	-

See notes to consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2008	2007
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(4,643,163)	150,743
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	137,400	15,045
Impairment loss in goodwill and intangible assets	4,268,550	-
Changes in operating assets and liabilities:
Accounts receivable & other receivable	(22,988)	(4,799,636)
Other current assets	-	(1,112,070)
Accounts payable & other payable	101,773	832,070
Net cash used in operating activities	(158,428)	(4,916,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	-	(373,429)
Net cash used in investing activities	-	(373,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in advances receivable-related party	108,486	(32,740)
Net cash provided by (used in) financing activities	108,486	(32,740)

Effect of exchange rate fluctuation on cash	11,652	1,348

NET DECREASE IN CASH FROM CONTINUING OPERATIONS	(38,290)	(5,321,492)
CASH FLOWS OF OPERATION TO BE DISPOSED OF:
Operating cash flows	8,660	-
Investing cash flows	(45,116)	-
Financing cash flows	43,950	-
TOTAL	7,494	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	62,618	5,405,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	31,822	83,620

Supplemental disclosure of cash flow information
Interest paid	-	-

Income taxes paid	-	-

See notes to consolidated financial statements

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Asia Premium Television Group, the Parent, SNMTS, CFCD and JXHC ("Parent ", "SNMTS", “CFCD” and “JXHC” defined herein below, collectively referred to as the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2008, filed on January 7, 2009. Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

Business and Organization

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

In December 2008, the Board of Directors of the Company made a resolution to terminate our top up services in Jiangxi Province. And in February 2009, the Board also made a resolution that the Company will leverage the rights and assets of its Jiangxi mobile business by disposing of the operations to certain third party.

On December 1, 2008, the Company entered into a Consulting Agreement with Morgen Evan Redrock Limited ("MER") to engage MER as its consultant to provide consulting services for the Company's fundraising and streamline its business and organization. The service includes but not limited to organization of management team, design of business strategy, assistance of fund raising and investment.  If the consultant introduced the new strategic investor to the Company and assist the Company's reorganization successfully, the Company shall pay to the Consultant, as compensation for its services at one time, which equal to 10% of the total transaction amount and shall be satisfied by issuing new shares of common stock of ATVG par value $0.001 per share (the "shares") within one month of the completion of the transaction. MER shall retain the right to request registration of its shares in the Company subject to any necessary rules and regulations of the exchange's listing authorities and regulators. As of February 15, 2008, we did not issue any shares of our common stock to MER.

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

Consolidation

The consolidated financial statements include the accounts of the Parent, SNMTS, CFCD and JXHC (“the Company”). All inter-company balances and transactions have been eliminated in consolidation. In December 2008, the Board of Directors of the Company made a resolution to terminate our services in JXCH. Therefore, assets and liabilities as of December 31, 2008, operations and cash flows for the three months ended December 31, 2008 have been reflected as operation to be disposed of in the accompanying consolidated financial statements. The operations to be disposed of was not in the group for the three months ended December 31, 2007.

Reclassification

The financial statements for periods prior to December 31, 2008 have been reclassified to conform to the current year presentation.

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

Amortization is calculated on a straight-line basis over the expected useful life of the assets of 3 years. Amortization expenses for the three months ended December 31, 2008 and 2007 were $94,994 and $0, respectively.

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying amount of the assets to the amount of replacement cost. If the sum of the replacement cost is less than the carrying amount of the assets, the Company would adjust the carrying value of the asset based on the fair value and recognize an impairment loss. We also use the replacement cost method to test our unused assets and record impairment loss. Impairment loss in the three months ended December 31, 2008 was USD95,568 which was generated from the impairment of purchased intangible assets. There were no impairment losses in the three months ended December 31, 2007.

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

Accounting Estimates

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

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.  It is uncertain for the Company that the operating result in mainland China will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of December 31, 2008.

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

Fully diluted loss per share is equivalent to basic loss per share. Fully diluted earnings per share includes the dilutive effect of all potentially issuable shares.

Foreign Currency Translation

The translations of the functional currency financial statements of subsidiaries into the reporting currency, the United States dollar, are performed for assets and liabilities denominated in foreign currencies into U.S. dollars using the closing exchange rates in effect at the balance sheet dates. For revenues and expenses, the average exchange rate during the years was used to translate functional currency into U.S. dollars. The gains or losses resulting from translation are included in stockholders’ equity (deficit) separately as other comprehensive income. Gains and losses resulting from transactions in foreign currencies are included in the determination of net income (loss) for the period. JXHC’s functional currency is the China Renminbi (“RMB”). SNMTS’s functional currency is the Hong Kong Dollar (“HKD”).CFCD and the Parent use the U.S. dollar as the functional currency.

Other comprehensive income

Other comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income at December 31, 2008 represented the cumulative foreign currency translation adjustment.

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

NOTE 2  – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31, 2008	September 30, 2008
Office equipment	$8,856	$345,616
Vehicles	147,417	185,190
Paintings	180,716	179,954
Leasehold improvement	-	10,451
Computer Software	385,356	-
	722,345	721,211
Less: accumulated depreciation	(149,067)	(106,317)
	$573,278	$614,894

Depreciation expense for the three months ended December 31, 2008 and 2007 was $42,405 and $15,045 respectively.

NOTE 3 –GOODWILL

Management performed the annual goodwill impairment test as of December 31, 2008. Based on the impairment assessment performed by management, the Company incurred a total goodwill impairment charge of USD4,172,982.  This impairment charge is related to our future discounted net cash flows expected to result from the use of the assets and their eventual disposition.

The changes in the carrying amount of goodwill by reporting unit from September 30, 2007 to December 31, 2008 were as follows:

Goodwill
US$
Balance as of September 30, 2007	-
Goodwill acquired during the year	6,187,176
Less goodwill impairment during the year	2,014,194
Balance as of September 30, 2008	4,172,982
Less goodwill impairment during the period	4,172,982
Balance as of December 31, 2008	-

NOTE 4 – CONVERTIBLE NOTES RECEIVABLE

On May 1, 2008, the Company purchased $160,000 convertible notes issued by Globstream Technology Ltd. The interest rate is 8% per annum. The maturity date of the convertible notes is October 24, 2010. Interest income from these convertible notes for the three months ended December 31, 2008 was $3,200.

On June 6, 2008, the Company purchased $80,000 convertible notes issued by Globstream Technology Ltd. The interest rate is 8% per annum. The maturity date of the convertible notes is October 24, 2010. Interest income from these convertible notes for the three months ended December 31, 2008 was $1,600.

NOTE 5 – INTANGIBLE ASSETS

The following table summarizes intangible assets:

	December 31, 2008	September 30, 2008
P Phone	$339,424	$427,966
PIMIE	235,263	229,676
Globstream	184,695	292,302
	$759,382	$949,944

Amortization expenses for the three months ended December 31, 2008 was $94,994. There was an impairment loss of $ 95,568 to intangible assets for the year ended September 30, 2008. There was no amortization expense nor impairment loss for the three months ended December 31, 2007.

NOTE 6 – OTHER PAYABLES

The following table summarizes other payables:

	December 31, 2008	September 30, 2008
Salaries Payable	$179,978	$114,273
Other Payables	273,435	236,641

	$453,413	$350,914

As of December 31, 2008 and September 30, 2008, we have the amount of 179,978 and $114,273 salaries payable to Li Li who is acting as our director, respectively. The other payables in the amount of $273,435 included professional fees, and payables to staff.

NOTE 7– CAPITAL STOCK

Common Stock

On November 23, 2007, we entered into an agreement with the China Mobile and Communications Association (“CMCA”) to acquire 100% of the P Phone Project (“P” in “P Phone” stands for personalization and payment ), held by CMCA. Under the terms of agreement, ATVG acquired from CMCA 100% of the rights to the P Phone Project for an aggregate consideration of US$ 2.8 million. The consideration is satisfied through the issuance of 700,000 shares of ATVG common stock (the “Consideration Shares” ) valued at $ 4 per share on March 5, 2008.

On January 3, 2008, the company entered into a shares purchase agreement ( the “Shares Purchase Agreement” ) with the CMCA and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ( “Union Max” ), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People’s Republic of China. As the Company’s key business partner based in Beijing, CMCA is China’s leading association of telecommunications and telecommunication-related companies. Pursuant to the Shares Purchase Agreement, the Company has also acquired a 70% stock ownership interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd.( “Jiangxi Hongcheng” ), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Shares Purchase Agreement, the Company paid the aggregate consideration of US$ 6 million by issuing 300,000 shares of the Company’s common stock valued at the price of US$ 5 per share and a lump-sum cash payment of US$ 4.5 million. The shares were issued on March 28, 2008.

On January 8, 2008, the Company entered into an asset transfer agreement ( the “Asset Transfer Agreement” ) with Will Sincere Investment Holdings Ltd. ( “WSIH” ) to acquire the right to use certain software technologies as follows: (1) flash electronic publishing technology ; (2) virtual reality network application technology ; (3) DJVU document scanning, searching and storage technology ; (4) mobile search technology. To fulfill the payment obligation of RMB 2,000,000 pursuant to the Asset Transfer Agreement, the Company issued 66,700 shares of the Company’s common stock valued at the price of US$ 4 per share on March 28, 2008.

On January 17, 2008, the Company entered into an agreement with the Globstream Technology, Inc. to acquire technology for the development of its P Phone personal media services. According to the terms of agreement, the Company will acquire exclusive, permanent global rights to Globstream’s content delivery software ( in all area except for financial or business-related content ) for a consideration of US$ 960,000. The consideration was satisfied through the issuance of 240,000 new shares of the Company valued at US$ 4 per share. The shares were issued on March 28, 2008.

On May 16, 2008, the Company entered into an agreement with Her Village, Ltd. (“Her Village” ), China’s leading producer and distributor of women’s-interest media content, to acquire PIMIE. The total consideration to be paid for the acquisition is US$ 0.9 million which was satisfied through the issuance of 300,000 shares of the Company’s common stock. The shares were issued on May 21, 2008.

In connection with the acquisition of PIMIE, on May 16, 2008, the Company entered into a Consulting Service Agreement with Morgen Evan Redrock (“MER”), a Beiging-based advisory firm ( the “Consulting Agreement” ). Under this Consulting Agreement, MER will provide consulting services related to P Phone. The Company paid US$ 150,000 to MER as compensation for its services under the Consulting Agreement and issued 50,000 shares of the Company’s common stock as compensation for his services under the consulting agreement. The shares were issued on May 21, 2008.

On May 22, 2008, the Company entered into a share purchase agreement with CEC Unet Plc. pursuant to which the Company issued 385,000 shares of ATVG common stock valued at US$ 2 per share. The shares were issued on June 6, 2008.

On July 4, 2008, the Company entered into a definitive Stock Purchase Agreement with Her Village Ltd. ( the “Investor” ) for the sale of 1,000,000 shares of Common Stock for a total purchase price of US$ 1,000,000 ( the “Stock Purchase Agreement” ) . Pursuant to the Stock Purchase Agreement, we issued warrants to the Investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of US$ 1 per share and an expiration date of 18 months from the date of issuance, January 4, 2010. As part of the Agreement and at no extra cost to the Company, the Investor agreed to grant to the Company access to a series of marketing assets. In connection with the private placement and as part of the Stock Purchase Agreement, we also entered into a Registration Rights Agreement. The shares were issued on July 23, 2008. As of December 31, 2008, Her Village had paid $913,353 to us, and there was $86,647 subscription receivable from it.

At December 31, 2008 and September 30, 2008, the Company had 6,487,491 shares issued and outstanding.

Warrants / Options

On July 22, 2007, 1,200,000 common stock warrants were issued to Investors. Under the warrant, the investors have the right, for a period of three years from the date of such Warrant, to purchase a total of 1,000,000 shares of the Company’s common stock. The per share exercise price of the Warrant is US$ 1.65.

On July 4, 2008, pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village Ltd., we issued warrants to the investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of US$ 1 per share and an expiration of 18 months from the date of issuance.

These Warrants may be exercised, in whole or in part, by the Holder during the Exercise Period by (i) the presentation and surrender of this Warrant to the Company along with a duly executed Notice of Exercise specifying the number of Warrant Shares to be purchased, and (iii) delivery of payment to the Company of the Exercise Price for the number of Warrant Shares specified in the Notice of Exercise.

At December 31, 2008 and September 30, 2008, the Company had 2,200,000 common stock warrants with exercise prices of US$ 1,00 – US$ 1.65.

2001 Stock Plan

In 2001, the Board of Directors of the Company (the "Board") adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. At March 31, 2008, no options were granted under the Plan.

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

NOTE 8 – OPERATING LEASES

The Company has entered into one building leases for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on October 1, 2008 and will expire on October 1, 2009 and is renewable on an annual basis. The monthly rental payment under this lease is $4,381 and the lease commitment was $39,429 at December 31, 2008. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. The monthly rental payment under this lease is $714 and the lease commitment at December 31, 2008 was $8,568.

NOTE 9 – RELATED PARTY TRANSACTIONS

Receivables from related parties

The receivables from related party mainly included the loan to related parties, and are carried at the expected realizable value. These related parties are mainly subsidiaries of our shareholders or companies share some common management or directors with us. The balance was due on demand, had no stated terms for repayment and was non interest-bearing.

In November 2008, JXHC purchased a computer software from its minority shareholder Nanchang Hongcheng Plaza Co. Ltd with a cost of $43,890. The price was paid by off-setting the receivable from Nanchang Hongcheng Plaza Co. Ltd.

NOTE 10 – EARNINGS PER SHARE

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

The following data show the amounts used in computing income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended December 31, 2008 and 2007:

	Three months Ended
	December 31, 2007
	2008	2007
(Loss) income from continuing operations (Numerator)	(4,624,170)	150,743
(Loss) income from operations to be disposed of (Numerator)	(18,993)	-
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	6,487,491	3,631,686
Weighted average number of common shares outstanding used in diluted earnings per share during the period (Denominator)	6,487,491	4,430,038
(Loss) earnings per share from continuing operations- basic	(0.71)	0.04
(Loss) earnings per share from operations to be disposed of- basic	(0.01)	-
(Loss) earnings per share from continuing operations- diluted	(0.71)	0.03
(Loss) earnings per share from operations to be disposed of- diluted	(0.01)	-

NOTE 11 – OPERATIONS TO BE DISPOSED OF

The Company plans to leverage the rights and assets to its now dormant Jiangxi wireless top-up business by disposing the operations to CEC Unet Plc. (“CECU”) and Tengyi Telecommunications, Ltd (“Tenyi”). CECU was originally supposed to assume control of ATVG’s wireless top-up business in early 2008, but was unable to do so because of cash fund raising difficulties. As a result the project never got off the ground and was shelved by ATVG. CECU’s cash flow problems are being resolved and ATVG expects CECU to be able to assume operational control of the business sometime in late 2009. Tenyi, a shareholder in ATVG controlled Hongchen Tenyi Telecommunications Company Ltd, is also a potential buyer of the business. In exchange for selling the wireless top-up business operations to CECU or Tenyi, ATVG expects to receive a profit percentage as well as proprietary rights to CECU’s mobile user database.

The following assets and liabilities have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of December 31, 2008:

December 31, 2008
US$
Cash and bank	$6,573
Accounts receivable	16,295
Other receivable	57,422
Inventories	366
Total current assets of discontinued operations	80,655
Property plant and equipment - net	105,762
Total assets of discontinued operations	$186,417

Accounts payable	44,472
Other payables	32,050
Due to related parties	409,640
Tax payable	2,890
Minirity interest	(113,503)

Liabilities of discontinued operations	$375,549

The following income statement have been segregated and included in income from discontinued operations, as appropriate, in the consolidated income statement for the three months ended December 31, 2008:

Three months ended December 31, 2008
US$
Revenue	17,220
Cost of sales	5,143
Gross profit	12,077

General and administrative	31,456
Depreciation	3,213
Interest and other income	6
Minority interest	(3,593)
Net income / (loss)	(18,993)

The operation to be disposed of was not in the Group for the three months ended December 31, 2007.

NOTE 12 – SUBSEQUENT EVENTS

On December 3, 2008, the Company entered into an Asset Transfer Agreement (the "Asset Transfer Agreement") with Her Village Limited, China's leading producer and distributor of women's-interest media content, pursuant to which Her Village shall return 19,989 shares of the Company's common stock valued at US$ 1.00 per share to the Company. And the Company agreed to accept these shares. On February 1 2009, the Company has completed the cancellation of the 19,989 shares.

On January 4, 2009, the Company received a Notice of Claims (the “Default Notice”) from certain investors (the “Investors”) with respect to the Common Stock Purchase Agreement, Registration Rights Agreement and related transaction documents dated June 4, 2007 (the “Financing Transaction”). The Financing Transaction is disclosed in more detail in the Form 8-K filed on July 30, 2007 and all transaction documents are attached to that Form 8-K and are herein incorporated by reference.

The Investors claimed that we were in default for failures to (1) file a registration statement for the shares within thirty (30) days of the date of the Financing Transaction, and (2) cause the registration statement to be declared effective by the SEC within 120 days following the date of the Financing Transaction.  Pursuant to the Financing Transaction, the Company shall pay to each of the Investor, as liquidated damages and not as a penalty, 657 shares of Common Stock each day if it fails to file the Registration Statement and additional 657 shares of Common Stock each day if it fails to make it effective within 120 days following the date of the Agreement. However, in no event shall the Company be required to pay any liquidated damages in an amount exceeding 100,000 shares of common stock in the aggregate under event of default. The Default Notice seeks a total of 1,000,000 shares of the Company’s common stock.

After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included within this Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as "anticipate," "estimate," "plan," "project," "outlook," "continuing," "ongoing," "expect," "believe," "intend," and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled "Risk Factors" previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008:

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

We are going to enter into new business and our updated business plan is as follows:

1.  Name Change

In order to legally effect the name change to Entertainment Today Digital, ATVG plans to to acquire the rights to use the Entertainment Today (“ET”) brand name from Entertainment Today Inc. Founded in 1967, Entertainment Today is a well-know entertainment press brand and web portal based out of Los Angeles California. ATVG wants to license the Chinese non-exclusive rights to the ET brand to promote its planned entertainment related content business. ATVG plans to acquire the rights to the ET brand in China through a ten year licensing agreement with Entertainment Today Inc.

2.  ET Digital’s Future Business Strategy: “Mobilizing Entertainment”

ATVG (to be renamed ET Digital) shall strive to be China’s leading provider of mobile entertainment technology and content. ATVG will focus its efforts on expanding its existing mobile marketing strategy by leveraging the company’s existing and future mobile technologies through third parties licensing agreements, and by developing internet based entertainment content for mobile distribution. The company’s business operations will be divided into two parts: ( a ) Mobile internet software licensing and mobile community distribution; and ( b ) Entertainment related internet based mobile content production and distribution. By licensing its mobile media software to third parties while also creating its own top-tier internet based content for mobile distribution, ATVG would be in a unique position to capture a large segment of the current mobile market and thereby generate substantial marketing and advertising opportunities.

( a )  Mobile Internet Software Licensing and Mobile Community Distribution

The Company’s mobile internet software licensing and mobile community distribution business would deploy a combination of existing and future mobile assets for sale through third party licensing agreements. Through these agreements the Company plans to build multiple user databases with highly specific consumer data, which would be leveraged to develop and sell targeted mobile marketing solutions to clients. ATVG plans to sell licenses for third parties to use P Phone, PIMIE, and Globestream mobile technologies. This would allow ATVG to generate cash revenues and gain non-exclusive proprietary rights to its client companies’ mobile user databases. These data bases would provide the backbone for ATVG’s future mobile marketing business by giving the company access to as vast array of mobile user data that could be used to offer specialized and targeted mobile marketing solutions to advertisers.

( i )  Leveraging Existing Asset

ATVG (to be renamed “ET Digital”) currently owns the P Phone and PIMIE mobile technologies, as well as the rights to a Jiangxi based wireless mobile minutes top-up business (see company SEC fillings on 2008.01.08 and 2008.05.16). P Phone, PIMIE, and the Jianxi top-up businesses were part of ATVG’s original mobile marketing strategy, however, due to a lack of operating funds and other factors beyond the company’s control, ATVG was forced to wind down their business operations and eventually write them off. The company still owns the rights to the P Phone and PIMIE technology. ATVG also still owns the right to operate as a Provincial Class One Service Provider in Jiangxi province and has a 70% stock ownership interest in the mobile minutes reselling business Jiangxi Hongchen Tenyi Telecommunications Company, Ltd (collectively referred to as the “Jiangxi wireless mobile top up business”).

The Company plans to leverage the rights and assets to its now dormant Jiangxi wireless top-up business by disposing the operations to CEC Unet Plc. (“CECU”) and Tengyi Telecommunications, Ltd (“Tenyi”). CECU was originally supposed to assume control of ATVG’s wireless top-up business in Quarter 1 2008, but was unable to do so because of cash fund raising difficulties. As a result the project never got off the ground and was was shelved by ATVG. CECU’s cash flow problems are being resolved and ATVG expects CECU to be able to assume operational control of the business sometime in Quarter 3 or 4 2009. Tenyi, a shareholder in ATVG controlled Hongchen Tenyi Telecommunications Company Ltd, is also a potential buyer of the business. In exchange for selling the wireless top-up business operations to CECU or Tenyi, ATVG expects to receive a profit percentage as well as proprietary rights to CECU’s mobile user database.

( ii )  Acquiring New Assets

ATVG (to be renamed “ET Digital”) is currently a convertible notes holder in GlobStream Technology, Inc., a mobile technology internet software developer. In order to extend the breadth of its mobile internet software licensing and mobile community distribution business by gaining licensing rights to GlobStream’s mobile technology, ATVG is planning to acquire 100% of Globestream Ltd. To that end the Company is already in final status negotiations with GlobStream to secure the acquisition.

GlobStream is a Cayman Island based company founded by Dr. Wenjun Luo, whose lead investors include Will Stewart, Chairman of Sand Hill Capital, and Patrick McVeigh, a former senior executive of Apple and Palm. The company has developed a unique mobile internet software called Total Mobile Media (“TMM”) based on Dr. Luo’s Ph.D. research at the University of Pennsylvania and the resultant patent-pending technology.

Internet content providers who purchase the rights to use the TMM software have an unprecedented ability to “mobilize” their web based content. In China there are over 600 million mobile users compared to only 290 million internet users. Because TMM is a Java based software it can be used on the majority of the mobile phones already on the Chinese market. TTM uses China’s existing GPRS and EDGE mobile networks and hence provides an immediate market entry point for clients of TMM solutions. According to Dr. Luo, “Our competitive advantage is that our J2ME based media streaming technology and software gives us an addressable market of more than 80% of the mobile phone market, whereas most existing media streaming solution only support high-end smart phones and therefore only have around 10-20%. What’s more, Globstream’s licensees don’t have to wait another 2-3 years for 3G networks to be pervasive in China in order to provide high quality mobile media—they can do it now. That means we can establish ourselves as a major player in China’s mobile media market by becoming an accesible and recognizable brand to mobile users and content providers alike”.

TMM software can be downloaded by users directly on to their phones, and the software allows them to seamlessly access streaming internet videos, audio files, text, and photos directly from licensed online content providers. Users can receive advertisements and coupons along side of internet media content. Users’ preferences and habits are tracked through cookies, thereby making it possible to glean highly valuable marketing information as well as determine advertisement conversion rates.
TMM is a proven technology, and Globstream has already entered into strategic partnerships with two of China’s largest media companies: China Central Television (“CCTV”) and China National Radio (“CNR”). Under the agreements, CCTV and CNR will adopt Globstream’s TMM solution to enable their mobile community users to access CCTV and CNR’s rich internet content directly from mobile phones.

The target clients for TMM would be large to medium chinese based internet media content providers. These could include, but would not be limited to, traditional media businesses with TV, radio, newspaper and magazine operations, as well as other existing online news, sports, and entertainment sites. Potential clients could also come to include any consumer brand companies and advertisers seeking to reach  and attract consumers via mobile means.

ATVG plans to license the software to third parties in exchange for cash payments and proprietary rights to the user databases of its client content providers. By accessing the various databases of its different licensees,  ATVG will be able to put together detailed marketing strategies based on dozens of demographics and interests. We can then supply directed and effective mobile advertising solutions to advertisers.

( b )  Mobile and Internet Content Production and Distribution Business

In order to capitalize on our acquired ability to distribute web based mobile media content and maximize our ability to generate mobile marketing revenues, ATVG (to be renamed ET Digital) plans to develop its own internet based mobile media entertainment content.

ATVG plans to derive its internet and mobile content by aggregating China’s best entertainment related internet content consisting primarily of entertainment news and blogs, celebrity videos and music, and fan clubs and message boards. Hosted on one of China’s leading news portals, this content would also be made available to mobile users via our TMM software. In order to generate the highest quality entertainment content, ATVG plans to leverage its existing relationships in the entertainment industry to assemble over 100 of China’s top entertainment journalists and bloggers, and publish their content on our website. We are currently in discussion with one of China’s biggest internet news portals to host the ET Digital website.

ATVG believes that the key to developing its mobile marketing strategy is to develop a “mobilized community” around highly popular, easily accessible, top quality mobile content.  A strong community of users will drive advertising and insure high visibility for client companies.

Results of Operations

The following table presents the statement of operations for the quarter ended December 31, 2008 as compared to the comparable period of the quarter ended December 31, 2007. The discussion following the table is based on these results.

	For the Three Months Ended
	December 31, 2008	December 31, 2007
	US$	US$
REVENUE	-	300,895
COST OF SALES	-	-
GROSS PROFIT	-	300,895

General and administrative expenses	223,053	135,652
Depreciation	137,400	15,045
	360,453	150,697

INCOME (LOSS) FROM OPERATIONS	(360,453)	150,198

Net income (loss) from continuing operations	(4,624,170)	150,743

NET (LOSS) INCOME	(4,643,163)	150,743

Comparison of Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Total Revenues

Our total revenues are $0 for the three months ended December 31, 2008, compare to $300,895 for the three months ended December 31, 2007. This was primarily due to the change of our business.

Gross Profit

Our gross margin is $0 for the three months ended December 31, 2008, compare to $300,895 for the three months ended December 31, 2007. This was primarily due to the change of our business.

Income (Loss) from Operations

Our income (loss) from operations for the three months ended December 31, 2008 were US$(360,453), which consisted primarily of general and administrative expenses of US$223,053, comparing to US$150,198 for the three months ended December 31, 2007, which was primarily the result of change of our business and an increase in general and administration expense.

Income (Loss) from Continuing Operations

Our income before income taxes was US$(4,624,170) for the three months ended December 31, 2008 compared to US$150,743 for the three months ended December 31, 2007.

Net Income (Loss)

As a result of the foregoing, our net income was US$(4,643,163) for the three months ended December 31, 2008 compared US$150,743 for the three months ended December 31, 2007.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans and issuance of common stock.

The following table summarizes our cash flows for the three months ended December 31, 2008 and December 31, 2007:

	Three Months Ended December 31,
	2008	2007
Net cash used in operating activities	$(158,428)	(4,916,672)
Net cash used in investing activities	-	(373,429)
Net cash provided by (used in) financing activities	108,486	(32,740)
Effect of exchange rate change on cash	11,652	1,348
Net decrease in cash from discontinuing operations	(38,290)	(5,321,492)
Cash flows of operation to be disposed of	7,494	-
Cash and cash equivalents (closing balance)	31,822	83,620

The net cash used in operating activities for the three months ended December 31, 2008 was USD 0.16 million, compared with USD 4.92 million in the same period of 2007. There was a USD 4.76 million difference. It was mainly because the increase of USD 4.8 million accounts receivable and an increase of USD 1.1 million of other receivable in the three months ended December 31, 2007.

The net cash used in the investing activities for the three months ended December 31, 2007 was 0.37 million, compared with 0 in the same period of 2008. It was because the disposal of our traditional advertising business and focus on the new mobile-based marketing and advertising business in the three month ended December 31, 2007. There was no cash used in the investing activities in the same period of 2008.

The net cash used by financing activities for the three months ended December 31, 2007 was USD 0.03 million which was because the increase of advances-receivable from related parties, compared with the same period of 2008, the net cash provided in financing activities was 0.1million which was because the increase of due from related parties.

The reason of difference between the net decrease in cash and cash equivalents for the three months ended December 31, 2007 and the same period of 2008 has mentioned upon.

The net increase in cash from discontinued operation for the three months ended December 31, 2008 was 0.07 million, there was a difference of 0.07 million that was because JXHC was planning to be discontinued during this period. Compared with the same period of 2007, there was no company to be discontinued.

The reason of difference between the cash and cash equivalent (closing balance) for the three months ended December 31, 2007 and the same period of 2008 has mentioned upon.

Our total assets as of December 31, 2008 were US$2,269,280, including 31,822 for cash and cash equivalents. Our total liabilities as of December 31, 2008 were US$829,676. Liabilities consisted primarily of US$453,413 in other payables.

Contractual Obligations

The Company has entered into two building leases for its offices in Beijing and one building lease for its office in Jiang Xi Province. The Beijing facility lease became effective on September 27, 2007 and will expire on December 31, 2010. The monthly rental payment under this lease is US$ 4,381. The combined lease expense for the three months ended December 31, 2008 amounted to US$ 13,144 and the lease commitment is $39,429. The Jiang Xi Province facility lease became effective on January 1, 2008 and will expire on December 31, 2009. The monthly rental payment under this lease is $714 and the lease commitment is $8,568.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our consolidated financial statements included in the annual report for the year ended September 30, 2008. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") to recognize our revenue. SAB 101 in establishing our accounting policy states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Finance Controller (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and Finance Controller concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and Finance Controller, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

On January 4, 2009, the Company received a Notice of Claims (the “Default Notice”) from certain investors (the “Investors”) with respect to the Common Stock Purchase Agreement, Registration Rights Agreement and related transaction documents dated June 4, 2007 (the “Financing Transaction”). The Financing Transaction is disclosed in more detail in the Form 8-K filed on July 30, 2007 and all transaction documents are attached to that Form 8-K and are herein incorporated by reference.

The Investors claimed that we were in default for failures to (1) file a registration statement for the shares within thirty (30) days of the date of the Financing Transaction, and (2) cause the registration statement to be declared effective by the SEC within 120 days following the date of the Financing Transaction.  Pursuant to the Financing Transaction, the Company shall pay to each of the Investor, as liquidated damages and not as a penalty, 657 shares of Common Stock each day if it fails to file the Registration Statement and additional 657 shares of Common Stock each day if it fails to make it effective within 120 days following the date of the Agreement. However, in no event shall the Company be required to pay any liquidated damages in an amount exceeding 100,000 shares of common stock in the aggregate under event of default. The Default Notice seeks a total of 1,000,000 shares of the Company’s common stock.

After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective February 15, 2009, Mark Mi resigned as the Finance Controller of our company. There was no disagreement between Mr. Mi and us or any officer or director of the Company. Effective February 15, 2009, Lisa Xu was appointed as the Finance Controller of our company.

Item 6. Exhibits.

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

Asia Premium Television Group, Inc.

Date: February 18, 2009	By:	/s/Jing Xing
Jing Xing
Chief Executive Officer /s/ Lisa Xu
Date: February 18, 2009	By:	Lisa Xu Finance Controller