Form 10-Q
period 2009-03-31
ASIA PREMIUM TELEVISION GROUP
filed 2009-05-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Asia Premium Television Group, Inc.

 (Exact name of registrant as specified in Charter)

NEVADA	0-27246	62-1407521
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

RM 602, 2 North Tuanjiehu Street, Chaoyang District

Beijing, 100026, People’s Republic of China

 (Address of Principal Executive Offices)

 _______________

 (86-10) 6582-7900

 (Issuer Telephone number)

_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☒ Yes o No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o     Accelerated Filer o     Non-Accelerated Filer o     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes x No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009: 7,467,502 shares of common stock

 PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND SEPTEMBER 30, 2008 (Currency expressed in United States Dollars (“US$”), except for number of shares)
	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,330	$42,780
Other receivables	81,428	55,310
Related party receivable	-	493,945
Prepaid expenses	20,647	13,126
Current assets of discontinued operation	-	95,077
Total Current Assets	157,405	700,238

Convertible note receivable	-	240,000
Property and equipment, net	227,929	614,894
Intangible assets	1,046,509	949,944
Goodwill	-	4,172,982
Long term assets of discontinued operation	-	63,204
	$1,431,843	$6,741,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,768	$815
Other payables	1,018,849	350,914
Acquisition payable	51,845	-
Current liabilities of discontinued operation	-	328,854
Total Current Liabilities	1,072,462	680,583

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 1,750,000,000 shares authorized, 6,567,502 and 6,487,491 shares issued and outstanding	6,567	6,487
Additional paid-in capital – common stock	9,592,178	9,487,278
Additional paid-in capital – warrants	745,281	745,281
Subscription receivable	-	(86,647)
Accumulated other comprehensive loss	(310,037)	(117,981)
Accumulated deficit	(9,674,598)	(3,973,729)
Treasury stock	(10)	(10)
Total Stockholders' Equity	359,381	6,060,679
	$1,431,843	$6,741,262

See notes to condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(Currency expressed in United States Dollars)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

REVENUE	$-	$120,094	$-	$420,989
GROSS PROFIT	-	120,094	-	420,989

General and administrative expenses	149,873	158,024	372,926	295,731
Depreciation and amortization	46,834	15,011	184,234	30,057
	196,707	173,035	557,160	325,788
(LOSS) / INCOME FROM OPERATIONS	(196,707)	(52,941)	(557,160)	95,201
OTHER INCOME (EXPENSE)
Interest income	-	203	4,812	749
Interest expense	(229)	-	(208)	-
Liquidated damages on registration payment arrangement	(1,050,000)	-	(1,050,000)	-
Impairment loss on intangible assets	-	-	(95,568)	-
Impairment loss on goodwill	-	-	(4,172,982)	-
Total other income (expenses)	(1,050,229)	203	(5,313,946)	749
(LOSS) INCOME BEFORE INCOME TAX FROM CONTINUING OPERATIONS	(1,246,936)	(52,738)	(5,871,106)	95,950
Income tax	-	-	-	-

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1,246,936)	(52,738)	(5,871,106)	95,950

DISCONTINUED OPERATION
Gain on disposal of subsidiary, net of tax	189,230	-	189,230	-
Loss from discontinued operations, net of tax	-	-	(18,993)	-
Income from discontinued operation	189,230	-	170,237	-

NET (LOSS) INCOME	(1,057,706)	(52,738)	(5,700,869)	95,950
Foreign currency translation adjustment	(214,144)	(18,640)	(192,056)	(354,777)

COMPREHENSIVE LOSS	$(1,271,850)	$(71,378)	$(5,892,925)	$(258,827)

Weighted average number of common outstanding- basic and diluted	6,501,054	3,669,124	6,494,198	3,552,458
(Loss) earnings per share from continuing operations- basic and diluted	$(0.192)	$(0.01)	$(0.904)	$0.03
Earnings per share from discontinued operations- basic and diluted	$-	$-	$(0.003)	$-

See notes to condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(Currency expressed in United States Dollars) [NO]

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income from continuing operation	$(5,871,106)	$95,950
Adjustments to reconcile net (loss) income from continuing operation to net cash used in operating activities:
Depreciation and amortization	184,234	30,056
Impairment loss in goodwill and intangible assets	4,268,550	-
Loss on disposal of property and equipment	86,627	-
Liquidated damages for registration payment arrangements (Note 8)	1,050,000	-
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(33,639)	(1,372,346)
Other payables and accruals	(281,372)	836,411
Net cash used in operating activities from continuing operation	(596,706)	(409,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired from acquisition of a subsidiary	181	-
Proceeds from disposal of property and equipment	383,942	-
Acquisition of property and equipment	-	(179,874)
Repayment from related parties receivable	493,945	-
Investment in subsidiary	-	(5,014,505)
Net cash used in investing activities from continuing operation	878,068	(5,194,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	-	269,827
Net cash provided by financing activities from continuing operation	-	269,827

Effect of exchange rate fluctuation	(249,819)	18,438

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	31,543	(5,316,043)
DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATION	(18,993)	-
	12,550	(5,316,043)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,780	5,405,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,330	$89,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$208	$-
Income taxes paid	$-	$-

MAJOR NONCASH TRANSACTION
Issuance of common stock in settlement of liquidated damages for registration payment arrangement (Note 8)	$105,000	$-

 See notes to condensed consolidated financial statements

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc. (the “Company”) and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such condensed consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited condensed consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2008, filed on January 7, 2009. Operating results for the six months ended March 31, 2009, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

Business and Organization

Asia Premium Television Group, Inc. was organized under the laws of the State of Nevada on September 21, 1989. The Company went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc. The Company was originally formed to purchase, merge with or acquire any business or assets which the management believes has potential for being profitable.

In December 2008, the Board of Directors of the Company made a resolution to terminate Company’s top up services in Jiangxi Province. In February 2009, the Board further made a resolution that the Company would leverage the rights and assets of its Jiangxi mobile business by disposing of the operations to certain third party.

On December 1, 2008, the Company entered into a Consulting Agreement with Morgen Evan Redrock Limited ("MER") to engage MER as its consultant to provide consulting services for the Company's fundraising and streamline its business and organization. The agreement terminates September 2009. The service includes but not limited to organization of management team, design of business strategy, assistance of fund raising and investment.  If the consultant introduced the new strategic investor to the Company and assist the Company's reorganization successfully, the Company shall pay to the Consultant, as compensation for its services at one time, which equal to 10% of the total transaction amount and shall be satisfied by issuing new shares of the Company’s common stock of par value $0.001 per share within one month of the completion of the transaction. MER shall retain the right to request registration of its shares in the Company subject to any necessary rules and regulations of the exchange's listing authorities and regulators. Up to March 31, 2009, the Company did not issue any shares of our common stock to MER. A director of the parent entity of MER is the spouse of a controlling party of the Company.

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) with a net book value of $0 at a price of $1.

On January 3, 2008, the Company entered into a share purchase agreement (the "Share Purchase Agreement") with the China Mobile and Communications Association ("CMCA") and its wholly-controlled affiliate, Union Max Enterprises, Ltd. ("Union Max"), to obtain the right to operate as a Provincial Class One Full Service Operator in Jiangxi Province, the People's Republic of China. As the Company's key business partner based in Beijing, CMCA is China's leading association of telecommunications and telecommunication-related companies. Pursuant to the Agreement, the Company has been entitled 70% of profits in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of mobile minutes in Jiangxi Province. Pursuant to the Agreement, the Company paid the aggregate consideration of US$6 million by issuing 300,000 shares of the Company's common stock at the price of US$5 per share and a lump-sum cash payment of US$4.5 million. According to the terms in the Agreement, the acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province. Effective March 31, 2009, the company sold its ownership in JXHC (See Note 4 and Note 11).

 On March 23, 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with GlobStream Technology Inc. (“GlobStream”) and its shareholders to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands. GlobStream is an internet developer of an unique mobile internet software called Total Mobile Media. According to the Acquisition Agreement, the acquisition was completed on March 30, 2009. Further details of the acquisition of GlobStream are disclosed in Note 2.

Consolidation

The condensed consolidated financial statements include the accounts of the Parent and its subsidiaries (“the Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation, Going Concern and Management Plan

The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2009, the Company had an accumulated deficit totaling $9,674,598 and its current liabilities exceeded its current assets by $915,057. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell the stocks under the warrants or that sufficient financing will be available on terms acceptable to the Company or at all.

Discontinued Operation and Reclassification

In December 2008, the Board of Directors of the Company made a resolution to terminate the operation related to JXHC and disposed of all interest in JXHC, which was completed as of March 31, 2009. Therefore, assets and liabilities related to JXHC as of March 31, 2009, operations and cash flows related to JXHC for the six months ended March 31, 2009 and 2008 respectively have been reflected as discontinued operation in the accompanying condensed consolidated financial statements

In accordance with FAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected JXHC’s results of operations in the condensed consolidated statement of operations through the date of the disposal as discontinued operations for all periods presented. The assets and liabilities of JXHC in the Company’s condensed consolidated balance sheet as of September 30, 2008 have been reclassified.

Acquired intangible assets

Acquired intangible assets, which consist primarily of technical know-how, are carried at cost less accumulated amortization and impairment losses.

Amortization is calculated on a straight-line basis over the expected useful life of the technical know-how of 3 years. Amortization expenses for the six months ended March 31, 2009 and 2008 were $94,994 and $0, respectively.

 Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the Company's condensed consolidated financial statements include allowance for doubtful accounts, estimated useful lives and impairment of acquired intangible assets and goodwill.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company will adopted on October 1, 2009.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The provisions of SFAS 160 are applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. The Company does not anticipate the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not anticipate the adoption of FSP FAS 142-3 will have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS 161 will have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations", which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, for disclosures about plan assets. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the

Company’s Consolidated Financial Statements upon adoption.

NOTE 2 – ACQUISITION OF GLOBSTREAM

On March 23, 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with GlobStream Technology Inc. (“GlobStream”) and its shareholders to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands. GlobStream is an internet developer of a unique mobile internet software called Total Mobile Media. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules in Statement of Financial Accounting Statements No. 141, “Business Combinations”. Accordingly, the operating results of GlobStream have been included in the consolidated statements of operation effective from the date of the acquisition, March 30, 2009.

Under the terms of the Agreement, the consideration for acquisition of GlobStream included the following:

1.

Issuance of 800,000 new shares of the Company’s common stock valued at US$0.15 per share with a lock up period of 1 year;

2.

Issuance of 84,377 shares of the Company’s common stock valued at US$0.15 per share with a lock up period of 6 months;

3.

Issuance of 155,623 warrants, with an exercise price of $0.15 per share on or before March 23, 2019.

The common shares were attributed a fair value of $0.05 per share which represented the market price of the Company’s common stock at the date of acquisition.

The warrants were determined to have a fair value of $0.049 as of the date of acquisition, based on the Black Scholes valuation model, using the following assumptions:

Expected volatility	157%
Expected life	10 years
Risk-free interest rate	2.75%
Dividend yield	Nil

As of March 31, 2009, the common shares and warrants were not yet issued. Accordingly, $51,845 of the aggregate fair value of the common shares and warrants was recorded as acquisition payable in the Company’s condensed consolidated balance sheet as of March 31, 2009.

This acquisition has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price for this acquisition, based on fair values of identifiable tangible and intangible assets as of the acquisition date, is as follows:

(Unaudited)
Cash and cash equivalent	$180
Technical know-how	287,127
Property and equipment	9,798
Other payable	(5,260)
Notes payable	(240,000)
Net assets acquired	$51,845
Satisfied by:
Issuance of 884,377 shares of common stock	$44,219
Issuance of 155,623 warrants	7,626
$51,845

At the date of acquisition of GlobStream, management made its best estimates of the purchase consideration and the allocation of the purchase consideration to the fair values of identifiable tangible and intangible assets. In this process, management has attributed $287,127 to technical know-how related to a unique mobile internet software developed by GlobStream. A final analysis and determination of the fair value of the net assets acquired will be made in due course.

The effect on the Company’s consolidated revenue and results of operations would be insignificant should the acquisition of GlobStream be completed as of the beginning of the six-month period ended March 31, 2009. Accordingly, no pro forma information is presented.

NOTE 3  – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Office equipment	$23,852	$345,616
Vehicles	-	185,190
Paintings	-	179,954
Leasehold improvement	-	10,451
Computer software	385,357	-
	409,209	721,211
Less: accumulated depreciation	(181,280)	(106,317)
	$227,929	$614,894

Depreciation expense for the six months ended March 31, 2009 and 2008 was $184,234 and $30,057 respectively.

NOTE 4 –GOODWILL

The goodwill arose from the acquisition of JXHC in March 2008. In December 2008, management made a decision to discontinue the operation of JXHC. Effective March 31, 2009, the Company sold its equity interest in JXHC. As a result, the Company concluded the goodwill was fully impaired and accordingly, recognized an impairment loss of $4,172,982 during the six months ended March 31, 2009 (See Note 11).

The movements in the carrying amount of goodwill by reporting unit from September 30, 2007 to March 31, 2009 were as follows:

Balance as of September 30, 2007	$-
Goodwill acquired during the year	6,187,176
Less goodwill impairment during the year	2,014,194
Balance as of September 30, 2008	4,172,982
Less goodwill impairment during the period	4,172,982
Balance as of March 31, 2009	$-

NOTE 5 – CONVERTIBLE NOTES RECEIVABLE

On May 1, 2008, the Company purchased $160,000 convertible notes issued by GlobStream Technology Inc. The interest rate is 8% per annum. The maturity date of the convertible notes is October 24, 2010. Interest income from these convertible notes for the six months ended March 31, 2009 was $3,200.

On June 6, 2008, the Company purchased $80,000 convertible notes issued by GlobStream Technology Inc. The interest rate is 8% per annum. The maturity date of the convertible notes is October 24, 2010. Interest income from these convertible notes for the six months ended March 31, 2009 was $1,600.

As disclosed in Note 2, on March 30, 2009, the Company completed the acquisition of 100% of GlobStream. Effective from the date of acquisition of GlobStream, the convertible notes became an intercompany transaction that was eliminated on consolidation.

NOTE 6 – INTANGIBLE ASSETS

The following table summarizes intangible assets:

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
P Phone	$956,812	$956,812
PIMIE	663,190	663,190
GlobStream	2,800,000	2,800,000
Technical know-how acquired from GlobStream (Note 2)	287,127	-
Less: accumulated amortization and impairment	(3,660,620)	(3,470,058)
	$1,046,509	$949,944

Amortization expenses for the six months ended March 31, 2009 was $190,563. There was an impairment loss of $ 95,568 recognized on the intangible assets for the year ended September 30, 2008. There was no amortization expense nor impairment loss for the six months ended March 31, 2008.

NOTE 7 – OTHER PAYABLES

The following table summarizes other payables:

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Salaries payable to Mr. Li Li, director of the Company	$-	$114,273
Other payables	73,849	236,641
Liquidated damages payable under registration payment arrangement (Note 8)	945,000	-
	$1,018,849	$350,914

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

On July 4, 2008, the Company entered into a definitive Stock Purchase Agreement with Her Village Ltd. (the “Her Village”) for the sale of 1,000,000 shares of common stock (“Common Stock”) for a total purchase price of $1,000,000 (the “Stock Purchase Agreement”). Her Village, a British Virgin Island company, is China's leading producer and distributor of women's-interest media content. Her Village, through it subsidiaries and through the acquisition of the Common Stock, is a controlling shareholder of the Company. Pursuant to the Stock Purchase Agreement, the Company issued to Her Village warrants to purchase an additional 1,000,000 shares of Common Stock with an exercise price of $1 per share and an expiration date of January 4, 2010. Under the Stock Purchase Agreement and at no extra cost to the Company, Her Village agreed to grant to the Company access to a series of marketing assets. In connection with the Stock Purchase Agreement, the Company also entered into a Registration Rights Agreement. The shares were issued on July 23, 2008. As of December 31, 2008, Her Village had paid $913,353 to the Company, and there was $86,647 subscription receivable from it.

On February 1, 2009, the Company cancelled 19,989 shares returned from Her Village pursuant to an Asset Transfer Agreement, as more fully disclosed in Note 9.

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to the Common Stock Purchase Agreement, Registration Rights Agreement and related transaction documents dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company agreed to issue 1,000,000 common shares of common stock and 1,000,000 common stock warrants to the Investors. Under the terms of the Financing Transaction, the Company was required to prepare and file within thirty (30) days following the date hereof a registration statement covering the resale of such number of shares of the Registrable Securities as the Investors shall elect by written notice to the Company, and absent such election, covering the resale of all of the shares of the Registrable Securities. The Company shall use its best efforts to cause the Registration Statement to be declared effective by the SEC on the earlier of (i) 120 days following the Closing Date with respect to the Registration Statement, (ii) ten (10) days following the receipt of a "No Review" or similar letter from the SEC or (iii) the first business day following the day the SEC determines the Registration Statement eligible to be declared effective. The Default Notice was made by the Investors due to the Company’s failure to fulfill its obligations with respect to the registration statement. The Default Notice sought a total of 1,000,000 shares of the Company’s common stock. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. On March 6, 2009, the Company issued 100,000 shares to one of the Investors. Further on April 9, 2009, the Company issued the remaining 900,000 shares to other Investors. As a result, the Company recognized a loss of $1,050,000 based on the market price of $1.05 of the Company’s common shares as of June 4, 2007, the date of the Financing Transaction, for the six months ended March 31, 2009.

Movements in the shares of the Company’s common stock are as follows:

	Number of shares	Amount
As of September 30, 2008	6,487,491	$6,487
Cancellation of shares as returned from Her Village	(19,989)	(20)
Issuance of shares as liquidated damages under the Financing Transaction	100,000	100
As of March 31, 2009	6,567,502	$6,567

Warrants / Options

On July 22, 2007, 1,200,000 common stock warrants were issued to the Investors. Under the warrants, the Investors have the right, for a period of three years from the date of such warrants, to purchase a total of 1,200,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.

On July 4, 2008, pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village, the Company issued warrants to the Her Village for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration of 18 months from the date of issuance.

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

At March 31, 2009 and September 30, 2008, the Company had 1,200,000 and 1,000,000 common stock warrants with exercise prices of $1.65 and $1.00, respectively.

2001 Stock Plan

In 2001, the Board of Directors of the Company (the "Board") adopted a Stock Plan ("Plan"). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of March 31, 2009, no options were granted under the Plan.

Development Fund and Treasury Stock

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Transaction with a minority shareholder

In November 2008, JXHC purchased computer software from its minority shareholder Nanchang Hongcheng Plaza Co. Ltd with a cost of $43,890. The price was paid by off-setting the receivable from Nanchang Hongcheng Plaza Co. Ltd.

Transaction with a controlling shareholder

On December 3, 2008, the Company entered into an Asset Transfer Agreement (the "Asset Transfer Agreement") with Her Village, a controlling shareholder of the Company, pursuant to which Her Village would return 19,989 shares of the Company's common stock valued at $1.00 per share to the Company. According to the Asset Transfer Agreement, Her Village also agreed to provide to the Company cash of $383,942 for the operation of the Company's business. These amounts were paid to the Company during the six months ended March 31, 2009.

In exchange for the returned shares and the $383,942 in cash provided by Her Village, the Company agreed to forgive the amount of $86,647 owed by Her Village to the Company, which had been recorded

as subscription receivable by the Company. The Company also agreed to transfer to Her Village or its   designated third party a famous painting named "Sister" painted by He Duoling valued at $179,461 and a car  valued at $137,470.

NOTE 10 – (LOSS) EARNINGS PER SHARE

The Company accounts for (loss) earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. Basic earnings (loss) per share includes no dilution and is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding for the year.

The following data show the amounts used in computing (loss) income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the six months ended March 31, 2009 and 2008:

	Six months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
(Loss) income from continuing operations (Numerator)	$(5,871,106)	$95,950
(Loss) income from operations to be disposed of (Numerator)	$(18,993)	$-
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	6,494,198	3,552,458
(Loss) earnings per share from continuing operations- basic and diluted	(0.904)	0.03
(Loss) earnings per share from discontinued operation - basic and diluted	(0.003)	-

NOTE 11 – DISCONTINUED OPERATION

Effective March 31, 2009, the Company completed the disposal of 70% interest in JXHC for a cash consideration of $100. The following table summarizes the assets and liabilities of JXHC as of the date of disposal:

(Unaudited)
Cash and bank	$6,573
Accounts receivable	16,295
Other receivable	57,422
Inventories	367
Property plant and equipment - net	105,762
Accounts payable	(44,472)
Other payables	(32,050)
Due to related parties	(409,640)
Tax payable	(2,890)
Minority interest	113,503
Net liabilities disposed of	$(189,130)

Cash consideration	$100

Gain on disposal	$189,230

The following income statement have been segregated and included in income from discontinued operations, as appropriate, in the condensed consolidated income statement for the six months ended March 31, 2009:

(Unaudited)
Revenue	$17,220
Cost of sales	(5,143)
Gross profit	12,077
General and administrative	(31,456)
Depreciation	(3,213)
Interest and other income	6
Minority interest	3,593
Net loss	$(18,993)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company has entered into operating leases related to office space under non-cancelable agreements. As of March 31, 2009, total future commitment for minimum lease payments was as follows:

(Unaudited)
Reminder of fiscal 2008/09	$116,851
Fiscal 2009/2010	105,863
Fiscal 2010/2011	24,300
Total	$247,014

Rental expense for the six months ended March 31, 2009 and 2008 totaled approximately $9,337 and $33,438, respectively.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and related notes thereto included within this Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as "anticipate," "estimate," "plan," "project," "outlook," "continuing," "ongoing," "expect," "believe," "intend," and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements including, but not limited to, those described in the section titled "Risk Factors" previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008, are the following:

§	our ability to license our technologies ;

§	Our ability to make improvements to our technologies to keep pace with technological advances;

§	Our ability to raise additional funds;

§	our ability to execute key strategies;

§	actions by our competitors;

§	our ability to retain and attract key employees;

§	risks associated with assumptions we make in connection with our critical accounting estimates;

§	potential adverse accounting related developments;

§	developments or change in the regulatory and legal environment in China; and

§	other matters discussed in this Report generally.

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

On January 3, 2008, management determined to divest from our traditional advertising business and redirect its focus towards a mobile phone-based marketing and advertising business, As a result,  we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries Shandong Hongzhi Communications and Career Advertising Co., Ltd. (“SHCCA”) and Tibet Asia Culture Media Co., Ltd. (“TACM,” collectively referred to as "BAHA Group"). The agreement provides for the sale of the BAHA Group for an aggregate cash consideration of $4.8 million. We completed this divestment on January 10, 2008. Operating results of BAHA subsequent to September 30, 2007 have not been consolidated with our operating results, and our financial statements as of and for the fiscal year ended September 30, 2008 do not include operating results of the BAHA Group.

Following the divestiture, in January 2008 we acquired the technology known as “P Phone,” in May 2008 we acquired from our controlling shareholder the technology known as “PIMIE” (Personal Intelligent Mobile Internet Engine) and more recently in March 2009, we acquired the technology known as “TMM” (Total Mobile Media). (Please refer to our Form 8-K dated January 8, 2008 for the P Phone acquisition, our Form 8-K dated May 16, 2008 for the PIMIE acquisition, and our Form 8-K dated March 25, 2009 for the TMM acquisition) On January 16, 2009, we announced our plan for “Mobilizing Entertainment” in China. Our plan centers around these three core technologies:

➢

P Phone is an on-the-fly debit-card payment and other value-added service that can be embedded into cell phone and other portable devices. These products and services can include on-the-fly top-up minute sales, on-the-fly payments for other products via debit cards, specialized SIM card sales, sales of smart films enabling our services on other companies’ SIM cards, a value-added Personal Media Service that will provide pictures, video, games and/or other digital items to our customers at their request, and P Phone branded debit cards.

➢

PIMIE or Personal Intelligent Mobile Internet Engine is a mobile phone technology which represents a new generation of browser and search technology for mobile phones. The technology has the ability to intelligently learn a person’s mobile web-browsing behavior and then deliver pre-loaded content, search results and advertisements based on this behavior. Unlike traditional mobile browser technology, such as WAP, PIMIE gives consumers a highly personalized mobile internet experience with speedy results. For marketers, PIMIE provides a more effective channel to communicate with target consumers and to evaluate the efficiency of their mobile advertisements.

➢

TMM or Total Mobile Media software, a patent pending technology, allows the user to “mobilize” web based content to their phones or PDA’s.  TMM is a Java based software that can be used on the majority of the mobile phones already on the Chinese market. TTM uses China’s existing GPRS and EDGE mobile networks and hence provides an immediate market entry point for clients of TMM solutions. TMM software can be downloaded by users directly on to their phones, and the software allows them to seamlessly access streaming internet audio files, text, and photos directly from licensed online content providers. Users can receive advertisements and coupons along side of internet media content. Users' preferences and habits are tracked through cookies, thereby making it possible to glean highly valuable marketing information as well as determine advertisement conversion rates

Our Future Business Strategy

Our main focus for the foreseeable future will be to leverage our existing and future mobile technologies through third parties licensing agreements. In addition, we may seek to develop internet based entertainment content for mobile distribution. By licensing its mobile media software to third parties while also creating its own top-tier internet based content for mobile distribution, we would be in a unique position to capture a large segment of the current mobile market and thereby generate substantial marketing and advertising opportunities.

Mobile Internet Software Licensing and Mobile Community Distribution

Our mobile internet software licensing and mobile community distribution business would deploy a combination of existing and future mobile assets for sale through third party licensing agreements. Through these agreements, we plan to build multiple user databases with highly specific consumer data, which would be leveraged to develop and sell targeted mobile marketing solutions to clients. We plan to sell licenses for our P Phone, PIMIE, and TMM mobile technologies to third parties. This would allow us to generate cash revenues and gain non-exclusive proprietary rights to its client companies’ mobile user databases. These data bases would provide the backbone for our future mobile marketing business by giving the company access to as vast array of mobile user data that could be used to offer specialized and targeted mobile marketing solutions to advertisers.

Our P Phone and PIMIE applications require a licensing arrangement with a Class One Full Service Operator in China. Presently, there are limited number of Class One Full Service Operators in China. P Phone, PIMIE, and top-up businesses were part of our original mobile marketing strategy. We sough to market these technologies Jiangxi Province of China through our 70% acquisition of Hongcheng Tengyi Telecommunications (“JXHC) in January 2008. However, due to a lack of operating funds and other factors beyond our control, JXHC was unable to effective develop its business. Effective March 31, 2009, we sold our interest in JXHC. Presently, we are seeking to enter into a licensing arrangement with a Class One Full Service Operator. Through a licensing agreement with a Class One Full Service Operator, the we would be able to distribute our P Phone and PIMIE technology to mobile users and thereby generate transactional and marketing revenues.

We extended the breadth of our mobile internet software licensing and mobile community distribution business when we acquired GlobStream Technology Inc. (“Globstream”) and its TMM technology recently in March 2009. Internet content providers who purchase the rights to use the TMM software have an unprecedented ability to “mobilize” their web based content. This means that these providers can push data directly to mobile phone using our technology.  In China there are over 600 million mobile users compared to only 290 million internet users. Because TMM is a Java based software it can be used on the majority of the mobile phones already on the Chinese market. As mentioned above, TTM uses China’s existing GPRS and EDGE mobile networks and hence provides an immediate market entry point for clients of TMM solutions. We believe that our J2ME (Java) based media streaming technology and software provides a competitive advantage over other in this market.  We also believe that we can reach more than 80% of the mobile phone market, compared with most other existing media streaming solution which support only high-end smart phones (or approximately 10-20% of the total market).

We believe that TMM is a proven technology, and GlobStream has already entered into strategic partnerships with two of China’s largest media companies: China Central Television (“CCTV”) and China National Radio (“CNR”). Under the agreements, CCTV and CNR will adopt GlobStream’s TMM solution to enable their mobile community users to access CCTV and CNR’s rich internet content directly from mobile phones.

The target clients for TMM would be large to medium China based internet media content providers. These could include, but would not be limited to, traditional media businesses with TV, radio, newspaper and magazine operations, as well as other existing online news, sports, and entertainment sites. Potential clients could also come to include any consumer brand companies and advertisers seeking to reach  and attract consumers via mobile means.

We plan to license the software to third parties in exchange for cash payments and proprietary rights to the user databases of its client content providers. By accessing the various databases of its different licensees, we will be able to put together detailed marketing strategies based on dozens of demographics and interests. We can then supply directed and effective mobile advertising solutions to advertisers.

 Mobile and Internet Content Production and Distribution Business

In order to capitalize on our acquired ability to distribute web based mobile media content and maximize our ability to generate mobile marketing revenues, in the future, we may seek to develop our own internet based mobile media entertainment content. In so doing, we would seek to derive its internet and mobile content by aggregating China’s best entertainment related internet content consisting primarily of entertainment news and blogs, celebrity videos and music, and fan clubs and message boards.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We can not predict whether we will successful with any of business strategies.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total Revenues and Gross Profit

We hade no revenues from operations or gross profit for the three months ended March 31, 2009, compared to revenues and gross profit of $120,094 for the three months ended March 31, 2008. Revenues and gross profit for the 2008 period were due to our legacy print media advertising business. In January 2008, we divested ourselves of that business and refocused on mobile phone based business. We have not derived revenues with respect to our mobile phone based business.

Income (Loss) from Operations

During the 2009 period, we incurred general and administrative expenses of $149,873 compared with $158,024 for the 2008 period. The decrease in general and administrative expenses is due primarily to reduced overhead at the corporate level. We also had $46,834 in depreciation and amortization for the 2009 period compared with $15,011 for the comparable 2008 period. Our income (loss) from operations for the three months ended March 31, 2009 was $(196,707) ~~, which consisted primarily of general and administrative expenses of $149,873,~~  compared to $(52,941) for the three months ended March 31, 2008. The difference between the periods is due to the lack of revenue for the 2009 period together with higher depreciation and amortization expenses  ~~The increase in general and administrative expenses is due primarily to~~  .. ~~increased expenditures related to the acquisition of our new technologies and disposition of our old business.~~

Other Income (Expense). Other Income (Expense) for the three month ended March 31, 2009 was $(1,050,229), which consisted primarily of liquidated damages on registration payment arrangement, compared to $203 for the three months ended March 31, 2008. During the 2009 period, we incurred $1,050,000 in expenses attributable to our failure to register with the Securities and Exchange Commission certain shares of our common stock that was issued in private placement. We were required to issue 1,000,000 shares of our common stock to these shareholders as liquidated damages which were valued at $1,050,000. We also incurred $(229) in interest expense for the 2009 period and received $203 in interest income for the 2008. We did not have a corresponding expense or income for the comparable period for either of the two entries.

Loss (Income) from Continuing Operations.

Our income (loss) from continuing operations was $(1,246,936) for the three months ended March 31, 2009 compared to $(52,738) for the three months ended March 31, 2008 for the reasons discussed above.

Discontinued Operations.

We had a gain of $189,230 on the disposal of subsidiary, net of tax attributable to the sale of our 70% equity interest in Hongcheng Tengyi Telecommunications which occurred in January 2008. We did not have a corresponding event in the 2008 period.

Net Income (Loss)

As a result of the foregoing, our net income was US$(1,057,706) for the three months ended March 31, 2009 compared US$(52,738) for the three months ended March 31, 2008.

Comprehensive Loss ..

During the 2009 period, we had a foreign currency translation adjustment of $(214,144) compared with $(18,640) for the 2008 period. The difference is due to the value of the US dollar in comparison to the RMB. As a result of all of the above, we had a comprehensive loss of $(1,271,850) for the three month period in 2009 period compared with a comprehensive loss of $(71,378) for the comparable period in 2008.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Total Revenues and Gross Profit

We hade no revenues from operations or gross profit for the six months ended March 31, 2009, compared to revenues and gross profit of $420,989 for the six months ended March 31, 2008. Revenues and gross profit for the 2008 period were due to our legacy print media advertising business. In January 2008, we divested ourselves of that business and refocused on mobile phone based business. We have not derived revenues with respect to our mobile phone based business.

Income (Loss) from Operations

During the 2009 period, we incurred general and administrative expenses of $372,926 compared with $295,731 for the 2008 period. The increase in general and administrative expenses is due primarily to higher overhead at the corporate level occurring in the first fiscal quarter of 2009. We also had $184,234 in depreciation and amortization for the 2009 period compared with $30,057 for the comparable 2008 period which reflects the amortization of recently acquired technologies. Our income (loss) from operations for the six months ended March 31, 2009 was $(557,160) compared to a gain of $95,201 for the 2008 period. The difference between the two periods is due to the lack of revenue for the 2009 period together with an higher depreciation and amortization and general and administrative expenses for the period.

Other Income (Expense) .. Other Income (Expense) for the six month ended March 31, 2009 was $(5,313,946), which consisted primarily of an impairment loss and liquidated damages on registration payment arrangement, compared to a gain of $749 for the six months ended March 31, 2008. During the 2009 period, we incurred an impairment loss of $(4,172,982) attributable to the write down of the goodwill of Hongcheng Tengyi Telecommunications (“JXHC) (see Note 4 and 11 to the Financial Statements). In addition, during the 2009 period, we incurred $1,050,000 in expenses attributable to our failure to register with the Securities and Exchange Commission certain shares of our common stock  as discussed above. We also incurred $(208) in interest expense for the 2009 period with no corresponding charge for the 2008 period. In the 2009 period, we received $4,812 in interest income compared with $749 for the 2008.

Loss (Income) from Continuing Operations.

Our income (loss) from continuing operations was $(5,871,106) for the six months ended March 31, 2009 compared to a gain of $95,900 for the six months ended March 31, 2008 for the reasons discussed above.

Discontinued Operations ..

We had a gain of $189,230 on the disposal of subsidiary, net of tax attributable to the sale of our 70% equity interest in Hongcheng Tengyi Telecommunications which occurred in January 2008. We did not have a corresponding event in the 2008 period. During the 2009 period, we also had a loss of $(18,993) attributable to that same disposition.

Net Income (Loss)

As a result of the foregoing, our net income was US$(5,700,869) for the six months ended March 31, 2009 compared with a gain of $95,950 for the three months ended March 31, 2008.

Comprehensive Loss ..

During the 2009 period, we had a foreign currency translation adjustment of $(192,056) compared with $(354,777) for the 2008 period. The difference is due to the value of the US dollar in comparison to the RMB. As a result, we had a comprehensive loss of $(5,892,925) for the 2009 period compared with a comprehensive loss of $(258,827) for the 2008 period.

Liquidity and Capital Resources

We have finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans and issuance of common stock.

The following table summarizes our cash flows for the six months ended March 31, 2009 and March 31, 2008:

	Six Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(596,706)	(409,929)
Net cash provided by (used in) investing activities	878,068	(5,194,379)
Net cash provided by (used in) financing activities	-	269,827
Effect of exchange rate change on cash	(249,819)	18,438
Net decrease in cash from discontinuing operations	(18,993)	-
Cash flows of operation to be disposed of	-	-
Cash and cash equivalents (closing balance)	55,330	89,069

The net cash used in operating activities for the six months ended March 31, 2009 was $0.60 million, compared with $0.41 million in the same period of 2008. The $0.19 million difference is due to increased operating expenses in the 2009 period.

The net cash provided by the investing activities for the six months ended March 31, 2009 was $0.88 million, compared with the used in investing activities of $5.19 million in the same period of 2008. There was a difference of $6.07 ~~4.31~~ million which mainly due to the investment in subsidiaries to acquire our new technologies.

The net cash used by financing activities for the six months ended March 31, 2009 was $0 compared with $0.27 million for the same period of 2008. The difference is due to a loan from related parties in 2008.

The effect of the exchange rate on cash was $(249,819) compare with $18,438 for the 2008 period. The difference is due to the weakening of the US dollar against the RMB.

The difference in the closing balance of cash and cash equivalent (closing balance) for the six months ended March 31, 2009 and the same period of 2008 is due to the reasons mentioned above.

Our total assets as of March 31, 2009 were USD1,431,843, including USD 55,330 for cash and cash equivalents. Our total liabilities as of December 31, 2008 were USD 1,072,462. Liabilities consisted primarily of USD 1,018,849 in other payables.

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our ongoing operations and to advance the development of mobile based technology. We anticipate raising capital through additional private placements of our equity securities, proceeds received from the exercise of outstanding warrants and options, and, if available on satisfactory terms, debt financing. We can not guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations,  any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing may create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

Contractual Obligations

The Company has entered into two building leases for its offices in Beijing. The Beijing facility lease became effective on September 27, 2007 and will expire on December 31, 2010. The monthly rental payment under this lease is $14,287. The combined lease expense for the three months ended December 31, 2008 amounted to $42,861 and the total lease commitment is $300,021.

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

Item 4.  Controls and Procedures

 Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

 There were no changes in our internal controls over financial reporting that occurred during the six months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Asia Premium Television Group, Inc.

Date: May 14, 2009	By:	/s/Jing Xing
Jing Xing
Date: May 14, 2009	By:	Chief Executive Officer /s/ Carla Zhou
Carla Zhou Chief Financial Officer