Form 10-Q
period 2009-06-30
ASIA PREMIUM TELEVISION GROUP
filed 2009-08-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  ☒ Yes  T No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). T Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o

     Accelerated Filer o

Non-Accelerated Filer o

    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes T  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 9,965,538 shares of common stock

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risks
Item 4.	Controls and Procedures

PART II -OTHER INFORMATION

Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Submission of Matters to a Vote of Security Holders.
Item 5.	Other Information.
Item 6.	Exhibits.

SIGNATURES

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Currency expressed in United States Dollars (“US$”), except for number of shares)
	As of
	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,430	$42,780
Other receivables	81,427	55,310
Related party receivable	-	493,945
Prepaid expenses	13,093	13,126
Current assets of discontinued operation	182	95,077
Total Current Assets	140,132	700,238

Convertible note receivable	-	240,000
Property and equipment, net	180,062	614,894
Intangible assets	759,382	949,944
Goodwill	-	4,172,982
Non-current assets of discontinued operation	300,929	63,204
	$1,380,505	$6,741,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,747	$815
Other payables	264,165	350,914
Current liabilities of discontinued operation	5,261	328,854
Total Current Liabilities	271,173	680,583

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 1,750,000,000 shares authorized, 8,111,8789 and 6,487,491 shares issued and outstanding	8,112	6,487
Additional paid-in capital – common stock	9,779,853	9,487,278
Additional paid-in capital – warrants	752,907	745,281
Subscription receivable	-	(86,647)
Accumulated other comprehensive loss	(281,621)	(117,981)
Accumulated deficit	(9,149,909)	(3,973,729)
Treasury stock	(10)	(10)
Total Stockholders' Equity	1,109,332	6,060,679
	$1,380,505	$6,741,262

See notes to condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$-	$261,445	$-	$682,433
COST OF SALE	-	258,866	-	258,866
GROSS PROFIT	-	2,579	-	423,567

General and administrative expenses	236,913	447,667	609,839	743,397
Depreciation and amortization	37,976	43,428	222,210	73,485
Impairment loss on intangible assets	-	-	95,568	-
Impairment loss on goodwill	-	-	4,172,981	-
	274,889	491,095	5,100,598	816,882
LOSS FROM OPERATIONS	(274,889)	(488,516)	(5,100,598)	(393,315)
OTHER INCOME (EXPENSE)
Interest income	85	32,454	4,896	33,203
Interest expense	-	-	(208)	-
Other income	206	357	206	357
Liquidated damages on registration payment arrangement	800,000	-	(250,000)	-
Total other income (expenses)	800,291	32,811	(245,106)	33,560
INCOME (LOSS) BEFORE INCOME TAX FROM CONTINUING OPERATIONS	525,402	(455,705)	(5,345,704)	(359,755)
Income tax	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	525,402	(455,705)	(5,345,704)	(359,755)

DISCONTINUED OPERATION
Gain on disposal of subsidiary, net of tax	-	-	189,230	-
Loss from discontinued operations, net of tax	(713)	-	(19,706)	-
(Loss) Income from discontinued operation	(713)	-	169,524	-

NET INCOME (LOSS)	524,689	(455,705)	(5,176,180)	(359,755)
Foreign currency translation adjustment	28,416	30,106	(163,640)	43,063

TOTAL COMPREHENSIVE INCOME (LOSS)	$553,105	$(425,599)	$(5,339,820)	$(316,692)

Weighted average number of common outstanding- basic and diluted	7,620,841	4,742,491	6,861,123	3,938,033
Earning (Loss) per share from continuing operations- basic and diluted	$0.0689	$(0.0961)	$(0.7544)	$(0.0914)
(Loss) Earning per share from discontinued operations- basic and diluted	$(0.0001)	$-	$0.0247	$-

See notes to condensed consolidated financial statements.

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars)

	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operation	$(5,176,180)	$(359,755)
Adjustments to reconcile net (loss) income from continuing operation to net cash used in operating activities:
Depreciation and amortization	222,210	74,323
Impairment loss in goodwill and intangible assets	4,268,550	-
Loss on disposal of property and equipment	86,627	-
Liquidated damages for registration payment arrangements (Note 8)	250,000	-
Changes in operating assets and liabilities:
Accounts receivable and other current assets	(25,685)	(94,078)
Other payables and accruals	(86,639)	448,621
Net cash (used in) generated from operating activities from continuing operation	(461,117)	69,111

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash acquired from acquisition of a subsidiary	180
Proceeds from disposal of property and equipment	307,284	-
Acquisition of property and equipment	-	(397,837)
Repayment from related parties receivable	493,945	-
Investment in subsidiary	-	(5,014,505)
Net cash generated from (used in) investing activities from continuing operation	801,409	(5,412,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities from continuing operation	-	-

Effect of exchange rate fluctuation	(148,412)	9,861

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	191,880	(5,333,370)
DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATION	(189,230)	-
	2,650	(5,333,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,780	5,405,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,430	$71,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$208	$-
Income taxes paid	$-	$-

MAJOR NONCASH TRANSACTION
Issuance of common stock in settlement of liquidated damages for registration payment arrangement (Note 8)	$250,000	$-

 See notes to condensed consolidated financial statements

ASIA PREMIUM TELEVISION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Asia Premium Television Group, Inc. (the “Company”) and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such condensed consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited condensed consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2008, filed on January 7, 2009. Operating results for the nine months ended June 30, 2009, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

In December 2008, the Board of Directors of the Company made a resolution to terminate Company’s top up services in Jiangxi Province which were conducted through Hongcheng Tengyi Telecommunications (“JXHC). The Company owned 70% of the equity of JXHC. . On May 11, 2009, the Company entered into a share transfer agreement with Jiangxi Tengyi Telecommunications Ltd., an unaffiliated third party, wherein we sold the entirety of our 70% equity ownership of JXHC to Jiangxi Tengyi for a total consideration of US$100. The transaction was effective March 31, 2009. Prior to the transaction, Jiangxi Tengyi held 30% ownership of JXHC. (See Note 11).

On December 1, 2008, the Company entered into a Consulting Agreement with Morgen Evan Redrock Limited (“MER”) to engage MER as its consultant to provide consulting services for the Company's fundraising and streamline its business and organization. The agreement terminates September 2009. The service includes but not limited to organization of management team, design of business strategy, assistance of fund raising and investment.  If the consultant introduced the new strategic investor to the Company and assist the Company's reorganization successfully, the Company shall pay to the Consultant, as compensation for its services at one time, which equal to 10% of the total transaction amount and shall be satisfied by issuing new shares of the Company’s common stock of par value $0.001 per share within one month of the completion of the transaction. MER shall retain the right to request registration of its shares in the Company subject to any necessary rules and regulations of the exchange's listing authorities and regulators. Up to June 30, 2009, the Company did not issue any shares of our common stock to MER for this Consulting Agreement. A director of the parent entity of MER is the spouse of a controlling party of the Company.

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) with a net book value of $0 at a price of $1.

On December 31, 2007, the Company entered into an agreement with Nanchang Hongcheng Mansion Limited, an unaffiliated company, to acquire a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of mobile minutes in Jiangxi Province. As consideration, we paid the seller the sum of $1 and 2 million RMB (approximately $282,486 USD). Separately, on January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. As consideration, we paid Union Max the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association ("CMCA"). CMCA is China's leading association of telecommunications and telecommunication-related companies. The acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province. Effective March 31, 2009, the Company sold its ownership in JXHC (See Note 11).

 On March 23, 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with GlobStream Technology

Inc. (“GlobStream”) and its shareholders to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands. GlobStream is an internet developer of a unique mobile internet software called Total Mobile Media. According to the Acquisition Agreement, the acquisition was completed on March 30, 2009 (See Note 2).

Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries (“the Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation, Going Concern and Management Plan

The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2009, the Company had an accumulated deficit totaling $9,949,909 and its current liabilities exceeded its current assets by $131,041. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year. However there can be no assurances that the Company can sell the stocks under the warrants or that sufficient financing will be available on terms acceptable to the Company or at all.

`

Discontinued Operation and Reclassification

In December 2008, the Board of Directors of the Company resolved to terminate the operations related to JXHC and to dispose of all interest in JXHC, which was completed as of March 31, 2009. Therefore, assets and liabilities related to JXHC as of June 30, 2009, operations and cash flows related to JXHC for the nine months ended June 30, 2009 and 2008 respectively have been reflected as discontinued operation in the accompanying condensed consolidated financial statements

In May 2009, the Board of Directors of the Company resolved to terminate the operations related to GlobStream. Therefore, assets and liabilities as of June 30, 2009 have been reflected as operation to be disposed of in the accompanying condensed consolidated financial statements. The operation to be disposed of was not in the group for the nine months ended June 30, 2009.

In accordance with FAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reflected JXHC’s and GlobStream results of operations in the condensed consolidated statement of operations through the date of the disposal as discontinued operations for all periods presented. The assets and liabilities of JXHC in the Company’s condensed consolidated balance sheet (audited) as of September 30, 2008 have been reclassified.

Acquired Intangible Assets

Acquired intangible assets, which consist primarily of technical know-how, are carried at cost less accumulated amortization and impairment losses.

Amortization is calculated on a straight-line basis over the expected useful life of the technical know-how of 3 years. Amortization expenses for the nine months ended June 30, 2009 and 2008 were $94,994 and $0, respectively.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The provisions of SFAS 160 are applied prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. The Company does not anticipate the adoption of SFAS 160 will have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 (“FSP FAS 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”), ”Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 2 – ACQUISITION OF GLOBSTREAM

On March 23, 2009, the Company entered into an acquisition agreement (the “Acquisition Agreement ”) with GlobStream Technology Inc. (“GlobStream”) and its shareholders to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands. GlobStream is an internet developer of a unique mobile internet software called Total Mobile Media. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules in Statement of Financial Accounting Statements No. 141, “Business Combinations”. Accordingly, the operating results of GlobStream have been included in the consolidated statements of operation effective from the date of the acquisition, March 30, 2009.

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

In addition, the Company acquired 240,000 shares of common stock of Company then owned by GlobStream which have been retired by the Company.

The common shares issued were attributed a fair value of $0.05 per share which represented the market price of the Company’s common stock at the date of acquisition.

The warrants were determined to have a fair value of $0.049 as of the date of acquisition, based on the Black Scholes valuation model, using the following assumptions:

Expected volatility	157%
Expected life	10 years
Risk-free interest rate	2.75%
Dividend yield	Nil

As of June 30, 2009, the common shares and warrants have been issued. Accordingly, $51,845 of the aggregate fair value of the common shares and warrants was recorded as acquisition payable in the Company’s condensed consolidated balance sheet as of March 31, 2009.

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

In May 2009, the Board of Directors of the Company made a resolution to terminate services in GlobStream. Therefore, assets and liabilities as of June 30, 2009 have been reflected as operation to be disposed of in the accompanying condensed consolidated financial statements. The operation to be disposed of was not in the group for the nine months ended June 30, 2009.

NOTE 3 –PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Office equipment	$8,856	$345,616
Vehicles	-	185,190

Paintings	-	179,954
Leasehold improvement	-	10,451
Computer software	385,357	-
	394,213	721,211
Less: accumulated depreciation	(214,151)	(106,317)
	$180,062	$614,894

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $127,216 and $73,485 respectively.

NOTE 4 –GOODWILL

The goodwill arose from the acquisition of JXHC in March 2008. In December 2008, management made a decision to discontinue the operation of JXHC. Effective March 31, 2009, the Company sold its equity interest in JXHC. As a result, the Company concluded the goodwill was fully impaired and accordingly, recognized an impairment loss of $4,172,982 during the nine months ended June 30, 2009 (See Note 11).

The movements in the carrying amount of goodwill by reporting unit from September 30, 2007 to June 30, 2009 were as follows:

Balance as of September 30, 2007	$-
Goodwill acquired during the year	6,187,176
Less goodwill impairment during the year	2,014,194
Balance as of September 30, 2008	4,172,982
Less goodwill impairment during the period	4,172,982
Balance as of June 30, 2009	$-

NOTE 5– CONVERTIBLE NOTES RECEIVABLE

On May 1, 2008, the Company purchased $160,000 of convertible notes issued by GlobStream. The interest rate is 8% per annum. The maturity date of the convertible notes is October 24, 2010. Interest income from these convertible notes for the June months ended June 30, 2009 was $3,200.

On June 6, 2008, the Company purchased $80,000 of convertible notes issued by GlobStream. The interest rate is 8% per annum. The maturity date of the convertible notes is October 24, 2010. Interest income from these convertible notes for the nine months ended June 30, 2009 was $1,600.

On March 30, 2009, the Company completed the acquisition of 100% of GlobStream. Effective from the date of acquisition of GlobStream, the convertible notes became an intercompany transaction that was eliminated on consolidation.

NOTE 6 – INTANGIBLE ASSETS

The following table summarizes intangible assets:

	June, 2009	September 30, 2008
	(Unaudited)	(Audited)
P Phone	$956,812	$956,812
PIMIE	663,190	663,190
GlobStream	2,800,000	2,800,000
Technical know-how acquired from GlobStream (Note 2)	-	-
Less: accumulated amortization and impairment	(3,660,620)	(3,470,058)
	$759,382	$949,944

Amortization expenses for the nine months ended June 30, 2009 was $94,994. There was an impairment loss of $ 95,568 recognized on the intangible assets for the year ended September 30, 2008. There was no amortization expense nor impairment loss for the nine months ended June 30, 2009.

NOTE 7 – OTHER PAYABLES

The following table summarizes other payables:

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Salaries payable to Mr. Li Li, director of the Company	$-	$114,273
Other payables	264,165	236,641
	$264,165	$350,914

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

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to the Common Stock Purchase Agreement, Registration Rights Agreement and related transaction documents dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company agreed to issue 1,000,000 common shares of common stock and 1,000,000 common stock warrants to the Investors. Under the terms of the Financing Transaction, the Company was required to prepare and file within thirty (30) days following the date hereof a registration statement covering the resale of such number of shares of the Registrable Securities as the Investors shall elect by written notice to the Company, and absent such election, covering the resale of all of the shares of the Registrable Securities. The Company shall use its best efforts to cause the Registration Statement to be declared effective by the SEC on the earlier of (i) 120 days following the Closing Date with respect to the Registration Statement, (ii) ten (10) days following the receipt of a “No Review” or similar letter from the SEC or (iii) the first business day following the day the SEC determines the Registration Statement eligible to be declared effective. The Default Notice was made by the Investors due to the Company’s failure to fulfill its obligations with respect to the registration statement. The Default Notice sought a total of 1,000,000 shares of the Company’s common stock. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. On March 6, 2009, the Company issued 100,000 shares to one of the Investors. Further on April 9, 2009, the Company issued the remaining 900,000 shares to other Investors. As a result, the Company recognized a loss of $250,000 based on the market price of $0.25 of the Company’s common shares as of January 9, 2009, the date of grant the common stock, for the nine months ended June 30, 2009.

In May 2009, the Company issued 884,377 common shares of common stock and 155,623 warrants as consideration of the acquisition of GlobStream. At the same time, the Company cancelled 240,000 common stock then held by GlobStream on acquisition.

Movements in the shares of the Company’s common stock are as follows:

	Number of shares	Amount
As of September 30, 2008	6,487,491	$6,488
Cancellation of shares as returned from Her Village	(19,989)	(20)
Issuance of shares as liquidated damages under the Financing Transaction	1,000,000	1,000
Issuance of shares as consideration for the acquisition of GlobStream.	884,377	884
Cancellation of shares as acquisition of GlobStream.	(240,000)	(240)
As of June 30, 2009	8,111,879	$8,112

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

On June 28, 2009, pursuant to the Acquisition Agreement made and entered into by the Company and GlobStream., the Company issued warrants to Mr. Luo Wenjun for the option to purchase 155,623 shares of Common Stock with an exercise price of $0.15 and an expiration after March 23, 2019.

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

At June 30, 2009 and September 30, 2008, the Company had 155,623 and 2,200,000 common stock warrants with exercise prices of $0.15 and $1.65, respectively.

2001 Stock Plan

In 2001, the Board of Directors of the Company (the “Board”) adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of June 30, 2009, no options were granted under the Plan.

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

On December 3, 2008, the Company entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) with Her Village, a controlling shareholder of the Company, pursuant to which Her Village would return 19,989 shares of the Company's common stock valued at $1.00 per share to the Company. According to the Asset Transfer Agreement, Her Village also agreed to provide to the Company cash of $383,942 for the operation of the Company's business. These amounts were paid to the Company during the nine months ended June 30, 2009.

In exchange for the returned shares and the $383,942 in cash provided by Her Village, the Company agreed to forgive the amount of $86,647 owed by Her Village to the Company, which had been recorded as subscription receivable by the Company. The Company also agreed to transfer to Her Village or its   designated third party a famous painting named “Sister” painted by He Duoling valued at $179,461 and a car  valued at $137,470.

On May 16, 2008, the Company entered into an agreement with Her Village to acquire a technology known as PIMIE.  The total consideration to be paid for the acquisition is US$1.2 million which was satisfied through the issuance of 300,000 shares of the Company’s common stock. PIMIE or Personal Intelligent Mobile Internet Engine is a mobile phone technology. Developed by Her Village and its affiliates.

NOTE 10 – LOSS PER SHARE

The Company accounts for loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. Basic earnings (loss) per share includes no dilution and is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding for the year.

The following data show the amounts used in computing (loss) income per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the nine months ended June 30, 2009 and 2008:

	Nine months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Loss from continuing operations (Numerator)	$(5,345,704)	$(359,755)
Income from operations to be disposed of (Numerator)	$169,524	$-
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	6,861,123	3,938,033
Loss per share from continuing operations - basic and diluted	(0.7544)	(0.0914)
Earnings per share from discontinued operation - basic and diluted	0.0247	-

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

The following income statement have been segregated and included in income from discontinued operations, as appropriate, in the condensed consolidated income statement for the nine months ended June 30, 2009:

(Unaudited)
Revenue	$17,220
Cost of sales	(5,143)
Gross profit	12,077
General and administrative	(31,456)
Depreciation	(3,213)
Interest and other income	6
Minority interest	3,593
Net loss	$(18,993)

In connection with is August 1, 2009 agreement with Beijing Hua Hui Investement Lt. (“Hua Hui”) (See Note 13 Subsequent Events), the Company sold its equity interest in GlobStream to Hua Hui.

The following assets and liabilities have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the condensed consolidate balance sheet as of June 30, 2009:

(Unaudited)
Cash and bank	$181
Other receivable	254,900
Total current assets of discontinued operations	$255,081

Property and equipment - net	9,085
Intangible assets	287,127
Total non-current assets of discontinued operations	$296,212

Total assets of discontinued operations	$551,293

Other payables	$260,160
Liabilities of discontinued operations	$260,160

 NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

The Company has entered into operating leases related to office space under non-cancelable agreements. As of June 30, 2009, total future commitment for minimum lease payments was as follows:

(Unaudited)
Period ending June 30,
2010	$43,924
2011	94,876

2012	6,075
Total	$144,875

Rental expense for the nine months ended June 30, 2009 and 2008 totaled approximately $53,446 and $33,438, respectively.

NOTE 13-SUBSEQUENT EVENTS

On July 9, 2009, the Company entered into an agreement with Redrock Capital Venture Limited which cancelled outstanding loans in the amount of $223,529 in favor of Redrock for the issuance of 1,853,659 shares of its common stock at $0.12 per share.

On August 1, 2009, the Company entered into a subscription agreement with Beijing Hua Hui Investment Lt., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, the Company received from Hua Hui the commercial income rights (described below) to 10,000 square meters of apartment space in Building #1 of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at RMB60,000,000 (US$8,776,549,06). As consideration, the Company will pay a total of RMB50,000,000 (US$7,313,790.88), to be satisfied by issuing Hua Hui 55,487,805 shares of its common stock which is valued at US$0.12 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of RMB 45,500,000 (or US$6,658,536). As additional consideration, Hua Hui received from the Company all of the shares of the GlobStream Technology Inc., a wholly owned subsidiary of the Company, certain assets of Sun New Media Transaction Services Limited, a wholly owned subsidiary of the Company, certain assets of Sun Focus Technology Limited, a wholly owned subsidiary of the Company, and certain other miscellaneous assets.

The Company has evaluated the subsequent events for the period from June 30, 2009 (the date of the financial statements) through August 14, 2009 (the date the financial statements are available to be issued). Pursuant to the requirements of SFAS No. 165, there were no events or transactions occurring during this subsequent event report period which requires recognition or disclosure in the financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the " Securities Act ") and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the " Exchange Act "). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as "anticipate," "estimate," "plan," "project," "outlook," "continuing," "ongoing," "expect," "believe," "intend," and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements including, but not limited to, those described in the section titled "Risk Factors" previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008, are the following:

                     - Our ability to license our technologies ;

                    - Our ability to make improvements to our technologies to keep pace with technological advances;

                    - Our ability to raise additional funds;

                    - Our ability to execute key strategies;

                    - Action of competitors;

                    - Our ability to attract and retain employees;

                    - Risks associated with assumptions we make in connection with our critical accounting estimates;

                     - Potential adverse accounting related developments

                     - Developments or change in the regulatory and legal environment in China; and

                     - Other matters discussed in this Report generally.

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

On August 1, 2009, the Company entered into a subscription agreement with Beijing Hua Hui Investment Lt., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, the Company received from Hua Hui the commercial income rights (described below) to 10,000 square meters of apartment space in Building #1 of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at RMB60,000,000 (US$8,776,549,06). As consideration, the Company will pay a total of RMB50,000,000 (US$7,313,790.88), to be satisfied by issuing Hua Hui 55,487,805 shares of its common stock which is valued at US$0.12 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of RMB 45,500,000 (or US$6,658,536). As additional consideration, Hua Hui received from the Company all of the shares of the GlobStream Technology Inc., a wholly owned subsidiary of the Company, certain assets of Sun New Media Transaction Services Limited, a wholly owned subsidiary of the Company, certain assets of Sun Focus Technology Limited, a wholly owned subsidiary of the Company, and certain other miscellaneous assets. As a result of the sale of the transactions with Hua Hui, the Company will no longer pursue its plan for “Mobilizing Entertainment” in China as previously announced on January 16, 2009.

Our Future Business Strategy

As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism area developments. The Company does not expect to invest directly in any development project but expects to contribute its existing resources and know how to: 1) assist real estate developers to acquire prime land from local governments for development; and/or 2) act as the marketing and sales arm for real estate development projects. Under its new business plan, the company anticipates two revenue models. The first is to operate as the marketing and sales arm of The Beijing Hua Hui Corporation, the parent entity of Hua Hui. With The Beijing Hua Hui Corporation as its anchor client, the Company would generate revenues from: 1) the sale of the Project property, as outlined above; 2) sales commission on over 100,000 square meters of real estate for development on sites in Shaanxi and Hunan provinces currently held by Beijing Hua Hui Corporation; 3) future development projects that The Beijing Hua Hui Corporation is currently negotiating at Huang Shan Mountain, the Yabuli Ski resort, the Thousand Lakes area of Zhejiang province, Sanya, and Hangzhou. The second revenue model is to operate as a marketing and sales agent for other real estate tourism area developments throughout the country and generate revenues through sales commissions. The Company is currently in discussion with several national real estate developers who have expressed interest.

The Company believes that one of its advantage over its competitors is its ability to target China’s wealthy through its access to extensive media networks. This network of media channels can be aggregated through its affiliated companies and includes over 70 print media and 700 online media channels, many of which target our desired market: China’s rich and influential. Existing data indicates that China now has 900,000 people with over RMB10,000,000 in assets, of which 100,000 have over RMB100,000,000 in assets. The Company believes that the number of Chinese consumers able and willing to purchase second homes for vacationing will increase with China’s continued explosive growth. These wealthy consumers are spread throughout the country, which requires targeted national media resources, which is something the Company will be able to offer its client developers as part of its overall marketing and sales strategy.

The Company believes that it maintains sufficient cash to maintain its current and proposed operations until it can generate revenues from the sale of the apartment units, which is expected to occur in the first quarter of the year 2010. Thereafter, the Company believes that revenues from the Project will be sufficient to allow participation in its new business model.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We can not predict whether we will successful with any of business strategies.

Results of Operations

The following discussion relates to our existing on mobile phone based business. The discussions below exclude the results of operations of our discontinued business. As a result of our recent transaction with Hua Hui, the results of operations discussed below may not be meaningful in potentially assessing future operations of the Company.

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total Revenues and Gross Profit

We hade no revenues from operations or gross profit for the three months ended June 30, 2009, compared to revenues of $261,445 and gross profit of $2,579 for the three months ended June 30, 2008. Revenues and gross profit for the 2008 period were due to our legacy print media advertising business. In January 2008, we divested ourselves of that business and refocused on mobile phone based business. We have not derived revenues with respect to our mobile phone based business for the period indicated.

Income (Loss) from Operations

During the 2009 period, we incurred general and administrative expenses of $236,913 compared with $447,667 for the 2008 period. The decrease in general and administrative expenses is due primarily to reduce overhead at the corporate level which corresponds to our reduced operations during the current period. We also had $37,976 in depreciation and amortization for the 2009 period compared with $43,428 for the comparable 2008 period. Our loss from operations for the three months ended June 30, 2009 was $(274,889)~~,~~ compared to $(488,516) for the three months ended June 30, 2008. The difference between the periods is due to the lack of revenue for the 2009 period together with higher depreciation and amortization expenses.

Other Income (Expense)

Other Income (Expense) for the three months ended June 30, 2009 and 2008 was $206 and $357, respectively. We received $85 in interest income for the 2009 period compared with $32,454 for the 2008 period. There was a reversal of liquidated damages for $800,000 compared with nil for 2008.

Income(Loss) from Continuing Operations

Our income (loss) from continuing operations was $525,402 for the three months ended June 30, 2009 compared to $(455,705) for the three months ended June 30, 2008 for the reasons discussed above.

Net Income (Loss)

As a result of the foregoing, our net income was $524,689 for the three months ended June 30, 2009 compared $(455,705) for the three months ended June 30, 2008.

Total Comprehensive Income (Loss)

During the 2009 period, we had a foreign currency translation adjustment of $28,416 compared with $30,106 for the 2008 period. The difference is due to the value of the US dollar in comparison to the RMB. As a result of all of the above, we had a total comprehensive income of $553,105 for the three month period in 2009 period compared with a total comprehensive loss of $(425,599) for the comparable period in 2008.

Nine Months Ended June 30, 2009 Compared to nine Months Ended June 30, 2008

Total Revenues and Gross Profit

We had no revenues from operations or gross profit for the nine months ended June 30, 2009, compared to revenues of $682,433 and gross profit of $423,567 for the nine months ended June 30, 2008. Revenues and gross profit for the 2008 period were due to our legacy print media advertising business. In January 2008, we divested ourselves of that business and refocused on mobile phone based business. We have not derived revenues with respect to our mobile phone based business.

Income (Loss) from Operations

During the 2009 period, we incurred general and administrative expenses of $609,839 compared with $743,397 for the 2008 period. The decrease in general and administrative expenses is due primarily reduced overhead at the corporate level which corresponds to our reduced operations during the current period. We also had $222,210 in depreciation and amortization for the 2009 period compared with $73,485 for the comparable 2008 period which reflects the amortization of recently acquired technologies. During the 2009 period, we incurred an impairment loss of $(4,172,981) attributable to the write down of the goodwill of Hongcheng Tengyi Telecommunications (“JXHC) (see Note 4 and 11 to the Financial Statements). Our income (loss) from operations for the nine months ended June 30, 2009 was $(5,100,598) compared to a loss of $(393,315) for the 2008 period. The difference between the two periods is due to the lack of revenue for the 2009 period together with a higher depreciation and amortization, general and administrative expenses and impairment loss on intangible assets and goodwill for the period.

Other Income (Expense)

Other Income (Expense) for the nine month ended June 30, 2009 was $(245,106), which consisted primarily of liquidated damages on registration payment arrangement, compared to a gain of $33,560 for the nine months ended June 30, 2008. In addition, during the 2009 period, we incurred $250,000 in expenses attributable to our failure to register with the Securities and Exchange Commission certain shares of our common stock as discussed above. We also had an interest $(208) in interest expense for the 2009 period with no corresponding charge for the 2008 period. In the 2009 period, we received $4,896 in interest income compared with $33,203 for the 2008.

Loss (Income) from Continuing Operations

Our loss from continuing operations was $(5,345,704) for the nine months ended June 30, 2009 compared to a loss of $(359,755) for the nine months ended June 30, 2008 for the reasons discussed above.

Discontinued Operations

We had a gain of $189,230 on the disposal of subsidiary, net of tax attributable to the sale of our 70% equity interest in Hongcheng Tengyi Telecommunications which occurred in January 2008. We did not have a corresponding event in the 2008 period. During the 2009 period, we also had a loss of $(19,706) attributable to that same disposition.

Net Income (Loss)

As a result of the foregoing, our net loss was $(5,176,180) for the nine months ended June 30, 2009 compared with a loss of $(359,755) for the nine months ended June 30, 2008.

Total Comprehensive Income (Loss)

During the 2009 period, we had a foreign currency translation adjustment of $(163,640) compared with $43,063 for the 2008 period. The difference is due to the value of the US dollar in comparison to the RMB. As a result, we had a total comprehensive loss of $(5,339,820) for the 2009 period compared with a total comprehensive loss of $(316,692) for the 2008 period.

Liquidity and Capital Resources

We have finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans and issuance of common stock.

The following table summarizes our cash flows for the nine months ended June, 2009 and June 30, 2008:

	Nine Months Ended June 30,
	2009	2008
Net cash (used in) provided by operating activities	$(461,117)	69,111
Net cash provided by (used in) investing activities	801,409	(5,412,342)
Net cash provided by (used in) financing activities	-	-
Effect of exchange rate change on cash	(148,412)	9,861
Net decrease in cash from discontinuing operations	(189,230)	-
Cash flows of operation to be disposed of	-	-
Cash and cash equivalents (closing balance)	45,430	71,719

The net cash used in operating activities for the nine months ended June 30, 2009 was $461,117, compared with net cash provided by operating activities of $69,111 in the same period of 2008. The $392,006 difference is due to increased operating expenses in the 2009 period.

The net cash provided by the investing activities for the nine months ended June 30, 2009 was $801,409, compared with net cash used in investing activities of $5,412,342 in the same period of 2008. There was a difference of $4,610,933 which mainly due to the investment in subsidiaries to acquire our new technologies during the 2008 period.

The net cash provided by financing activities for the nine months ended June 30, 2009 and 2009 was $0, respectively.

The effect of the exchange rate on cash was $(148,412) compare with $9,861 for the 2008 period. The difference is due to the weakening of the US dollar against the RMB.

The difference in the closing balance of cash and cash equivalent (closing balance) for the nine months ended June 30, 2009 and the same period of 2008 is due to the reasons mentioned above.

Our total assets as of June 30, 2009 were $1,380,505, including $45,430 for cash and cash equivalents. Our total liabilities as of June 30 2009 were $271,173. Liabilities consisted primarily of $264,165 in other payables.

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

Contractual Obligations

The Company has entered into two building leases for its offices in Beijing. Both Beijing facility leases became effective on September 27, 2007 and will expire on December 31, 2010. The monthly rental payment under the leases are $10,989. The combined lease expenses for the nine months ended June 30, 2009 amounted to $53,446 and the total lease commitment is $217,801.

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

Changes in internal controls

 There were no changes in our internal controls over financial reporting that occurred during the nine months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Asia Premium Television Group, Inc.

Date: August 14, 2009	By:	/s/ Liu Menghua
Liu Menghua
Date: August 14, 2009	By:	Chief Executive Officer /s/ Carla Zhou
Carla Zhou Chief Financial Officer