Form 10-K
period 2009-09-30
China Grand Resorts, Inc.
filed 2010-01-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 033-33263

CHINA GRAND RESORTS, INC

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

Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $257,487.50 as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price per share on such date of $1.60 (post split adjusted).

As of January 13, 2010, the registrant had 3,272,312 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

CHINA GRAND RESORTS, INC.

TABLE OF CONTENTS

	PART I
ITEM 1.	Business	5
ITEM 1A.	Risk Factors	8
ITEM 1B.	Unresolved Staff Comments	12
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	12
ITEM 4.	Submission of Matters to a Vote of Security Holders	12

	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
ITEM 6.	Selected Financial Data	13
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 8.	Financial Statements and Supplementary Data	20
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
ITEM 9A.	Controls and Procedures	20
ITEM 9B.	Other Information	21

	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation	21
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	24
ITEM 14.	Principal Accounting Fees and Services	25
ITEM 15.	Exhibits, Financial Statement Schedules	25

SIGNATURES		52
EX-21.1 LIST OF SUBSIDIARIES
EX-31.1 CERTIFICATION OF CEO PURSUANT TO SEC 302
EX-31.2 CERTIFICATION OF CFO PURSUANT TO SEC 302
EX-32.1 CERTIFICATION OF CEO PURSUANT TO SEC 906
EX-32.2 CERTIFICATION OF CFO PURSUANT TO SEC 906

FORWARD-LOOKING STATEMENTS NOTICE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” appearing elsewhere in this Annual Report, as well as the following:

•	our ability to implement and execute our current business plan, including the ability to sell apartment units and the ability to attract customers for our consulting and marketing business;

•	the economic conditions in the Changde market, the location of the apartment units and elsewhere in the PRC for our consulting and marketing business,

•	our reliance on our major shareholders ;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to raise additional funds to execute our new business plan ;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	other matters discussed in this Annual Report generally.

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

PART I

ITEM 1.  BUSINESS

History

China Grand Resorts Inc. (f.k.a Asia Premium Television Group, Inc) together with its subsidiaries (“CGND” the “Company,” “we,” “us,” or “our”) was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc.

In June 2001, we acquired American Overseas Investment Co., Ltd. (“AOI”), a company incorporated in Macau, of the People’s Republic of China (“PRC” or “China”). With our acquisition of AOI, we began to focus our business on acquiring and developing companies with the goal of building a broad network of media, marketing and advertising companies in the Peoples Republic of China (PRC). On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business at the time.

In July 2004, we completed the acquisition of 100% of Beijing Asia Hongzhi Advertising (“BAHA”), a company organized under the laws of the PRC, and its wholly-owned subsidiaries.  In July 2004, we also completed the acquisition of 100% of BAHA’s other subsidiary, Beijing Hongzhi Century Advertising (“BHCA”), a company organized under the laws of the PRC. As a result of these transactions, we became engaged in advertising production, and media consultation providing marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC. In September 2005, we sold our interest in AOI to an unaffiliated third party.

In March 2007, we effected a 1,000 for 1 reverse stock split of our issued and outstanding common stock.

In July 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China, from NextMart Inc. (OTB: NXMR) for limited consideration.

On December 31, 2007, the Company entered into an agreement with Nanchang Hongcheng Mansion Limited, an unaffiliated company, to acquire a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of mobile minutes in Jiangxi Province. As consideration, we paid the seller 2 million RMB (approximately $282,486 USD).

On January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. On that same date, we divested our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell BAHA and its wholly-owned Chinese subsidiaries BHCA ("BAHA Group"). We sold the BAHA Group to Fanya for a total consideration of $4.8 million which was completed on January 10, 2008.  Under the agreement with Union Max, we paid them the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association ("CMCA"). CMCA is China's leading association of telecommunications and telecommunication-related companies. The acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province, and, on May 11, 2009, we entered into a share transfer agreement (the “Agreement”) with an unaffiliated third party wherein we sold our ownership in JXHC for a total consideration of US$100. The transaction was effective March 31, 2009 (described below).

On March 30, 2009, we completed an acquisition agreement (the “Acquisition Agreement”) with GlobStream Technology Inc. (“GlobStream”) and its shareholders to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors and it has an internet developer of unique mobile Internet software called Total Mobile Media. In May 2009, we terminated the operations related to GlobStream. Effective on August 1, 2009, the Company sold its ownership in GlobStream to Beijing Hua Hui Hengye Investment Limited. (described below)

On July 9, 2009, we entered into an agreement with Redrock Capital Venture Limited (“Redrock”), a BVI company, to satisfy and cancel $223,529 in outstanding loans in exchange for the issuance of 1,853,659 shares of our common stock. Ms. Yang Lan is the majority shareholder of Redrock. She also is controlling shareholder of Her Village Limited, one of our largest shareholders as of such date.

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein below) to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui. In exchange, we agreed to issue to Hua Hui 55,487,805 shares of our common stock valued at US$0.12 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of RMB 45,500,000 (or US$6,658,536), and transferred to Hua Hui certain other company assets valued at approximately RMB 4,500,000 (US$658,241.18). These assets consisted of all of our shares of the GlobStream Technology Inc., certain assets of both Sun New

Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of us. On September 8, 2009, we issued 16,646,342 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 38,841,463 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among our company, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.77% Company’s outstanding shares.

Effective on November 16, 2009, we changed our name to China Grand Resorts Inc. to more accurately reflect our new business efforts and effected a 20 for 1 reverse split of our common stock.

Nature of Prior Businesses and Recent Hua Hui Transaction

From 2004 through January 2008, as a result of our acquisitions of the BAHA and BHCA, we were engaged in advertising production, and media consultation providing marketing, brand management, advertising, media planning, public relations and direct marketing services in the People’s Republic of China. As disclosed above, we ceased those operations when we sold our interest in the BAHA Group in January 2008.

In January 2008, we changed our business focus when we acquired our interest in JXHC and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max. We also subsequently acquired other mobile phone and internet based technologies to compliment our exiting technology and license rights. We attempted to provide top-up services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card or bank account along with other mobile phone based services. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party effective in March 2009.

On August 1, 2009, we entered into the agreement with Hua Hui described above. Under the agreement, we received the commercial income rights to the Project. In the PRC, local and central governments own all of the real property, however, they grant land use rights to third parties. Hua Hui owns the land use rights to the Project, and we received the commercial income rights to the Project from Hua Hui. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.  As described in Our Current Business Strategy below, we intend to market and sell commercial rights to the 10,000 square meters of the Project.

Our Current Business Strategy

General. As a result of the transaction with Hua Hui, our new business goal is to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We also expect to expand our business by using existing resources and know how of our affiliates and other parties to: 1) consult with developers and assist them to acquire prime land from local governments for development projects and/or 2) act as an independent marketing arm for the developer’s real estate projects. These projects may be Hua Hui generated projects or third party projects. With the Beijing Hua Hui Corporation as our anchor client, we expect to generate revenues from: 1) the sale of the Project, as outlined above; 2) marketing commission on over 100,000 square meters of mixed use real estate scheduled to be developed in 2012 on sites located in Shaanxi and Hunan provinces currently held by the Beijing Hua Hui Corporation; 3) future development projects that the Beijing Hua Hui Corporation is currently negotiating at Huang Shan Mountain, the Yabuli Ski resort, the Thousand Lakes area of Zhejiang province, Sanya, and Hangzhou. We will seek to leverage our relationships with Hua Hui and its affiliates and promote our services to other developers of tourism projects throughout the country.

Consulting and Marketing Services.

Project Consulting and Real Estate Acquisition.

Through arrangements with our affiliates and others, we will offer developers extensive market research for each real estate project undertaken by us. In so doing, we intend to collect, process, and provide material information concerning a particular project including highest and best use analysis, real estate trends, existing and proposed infrastructure, absorption rates, environmental issues, feasibility studies, along with identifying the best demographics for prospective purchasers. We believe that this information will be critical to developers in establishing the timing, size and pricing parameters of any project.

There is no private land ownership in PRC. In the PRC, land ownership is held by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We will utilize our consulting reports and our project management capability to assist real estate developers to acquire first rate land designated by local and central governments for development. We would lead and manage the land acquisition process for our developer partners to acquire the most suitable land for development at a competitive price. In China, as mentioned above, land use rights for undeveloped land are often acquired from the local and provincial governments. Buying rights to undeveloped land for simple residential and commercial uses often involves a timely, expensive, and uncertain bidding process. However, developers that offer unique development concepts like eco-buildings, future communities, retirement/health/recovery, and entertainment/shopping, are able to by-pass the bidding process through direct negotiations with the local government. We will work directly with our partners to create and produce thematic property development concepts and strategies, present the development concepts to the relevant governments, and negotiate directly with the governments to ensure a successful acquisition. For our efforts, we expect to charge a successful efforts fee between 3% to 5% of the acquisition cost.

Project Marketing.

We intend offer client developers integrated marketing strategies and platforms to reach their developments’ target markets and increase rates of sales. Through arrangements with our affiliates and others, we have access to an extensive media outlet platform. This platform includes magazines and newspapers such as Lan Magazine and Wide Angle Press and over 700 web-sites, such as www.tiannv.com, some of which may also push content to subscribers. These marketing outlets are owned and/or operated by affiliates of Redrock Capital Ventures Limited, a controlling shareholder. Our target audiences are affluent individuals in many cases seeking to acquire a second home or a vacation getaway or businesses.  We will be required to pay Redrock a fee for utilizing their marketing outlets which has yet to be determined.

We will not be engaged in the actual sale transaction, rather, we expect developers, including Hua Hui, to perform the actual unit sales. We expect to be compensated from developers, including Hua Hui, on a commission basis ranging from 2% to 5% of the project sales. With respect to the Project, we will be responsible for project marketing and Hua Hui will perform the actual unit sales. We expect to pay Hua Hui as sales commission between 8% to 10% of sales and the remainder of the selling price will be retained by us.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

The Project.

As mentioned above, the Project consists of 10,000 square meters of apartment space in Building #1 of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters that sits on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and is expected to be completed on December 31, 2010. As of December 15, 2009, all permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 33% complete.

The Project when completed will be the site of a total 128 apartments, of which we will have the commercial rights to 64 units. The units are expect to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($805 USD) per square meter to RMB 6,500 ($950 USD) per square meter. We expect to begin pre-completion marketing efforts in the mid-calendar 2010.  In a pre-completion sale, we expect purchasers to pay 25% of the total purchase price down, with the balance due on completion of the Project.

We have budgeted approximately $500,000 in working capital for the next 12 months to launch our new business. This amount is comprised of $200,000 for data and market research expenses, $150,000 for travel expenses, and $150,000 for marketing and public relation related expenses. We expect to generate revenues from the sale of the apartment units in the fourth quarter of 2010. Thereafter, we believe that revenues from the Project will be sufficient to fund the implementation of our new business model. In additon to the working capital needs discussed abvoe, we will require approximatly $600,000 in working capital for our exective office expenditures (see Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Capital Requirements For The Next 12 Months).

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Competition and Market Data.

We will be subject to intense competition in our proposed real estate consulting and marketing business, as well as in the sale of our apartment units in the Project. There are a numerous local and national real estate development and marketing companies located with the PRC that are engaged in similar businesses, and there are also other residential construction projects within Changde. Virtually all of these entities these companies have substantially more capital, resources, and experience than our company. We believe however that we will be able to compete in the industry due to our relationship with Hua Hui and its affiliates, well known real estate developers in Beijing and Hunan Province. We also believe that we can leverage our relationship with Redrock Capital Venture Limited (“Redrock”), one of our controlling shareholders, and its affiliates which own or control a diverse media network in the PRC. This network includes over 70 print media outlets an publications, including Lan Magazine and Wide Angle Press and 700 online media channels, including www.tiannv.com. Many of these media outlets target our desired market which is China's burgeoning class of affluent individuals seeking second or vacation homes.

Existing data indicates that China now has 900,000 people with over RMB10,000,000 in assets, of which 100,000 have over RMB100,000,000 in assets. We believe that the number of Chinese consumers able and willing to purchase second homes for vacationing will increase with China’s continued explosive growth. These wealthy consumers are spread throughout the country, which requires targeted national media resources, which is something we will be able to offer client developers as part of its overall marketing and sales strategy.

Intellectual Property

We do not own any patents, trademarks or licenses. We view our company’s name and the reputation associated with our name as an important asset, but has not registered our company’s name as a trademark.

Employees

As of September 30, 2009, we had three full-time employees in China and two part-time officers. We expect to hire approximately three more administrative personnel in connection with our consulting and marketing business.

ITEM 1A. RISK FACTORS

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to the industry in which we operate, while others are particular to us. The following factors set out potential risks we have identified that could adversely affect us.

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 1 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We have an immediate need for capital.

As reflected on our audited consolidated balance sheet for the fiscal year ended September 30, 2009 contained herein, we have total current assets of approximately $34,000 and total current liabilities of approximately $221,000. In addition, we will need additional capital up to $0.5 million to complete our new business endeavors along with $0.6 million in working capital for our executive offices. The timing and amount of our capital requirements will depend on a number of factors, including the terms of agreements with Hua Hui or other real estate developers, our initial operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders likely will be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

We can not predict whether our new real estate consulting business will be successful.

We are entering into a real estate marketing and consulting business which is a new business endeavor for us. We changed our name to China Grand Resorts Inc. to reflect our focus on developing this business as a key source of future growth. We may encounter difficulties in developing or managing this new business. The success of our new business will depend in part on our ability to attract or form alliances with real estate developers to use our services. However, we can not predict whether we will attract or form alliances with them on acceptable terms, or at all. Further, this business has challenges that are different than those faced by our former businesses. There is a possibility that we have insufficient expertise to engage in these activities profitably or without incurring significant amounts of development expenses or risk.

Reliance on relationships with Hua Hui and Redrock.

Hua Hui is our largest shareholder, and it together with its affiliates, are engaged in real estate development in the PRC. We expect to act as marketing and consulting arm for some of their development projects of the Hua Hui group. As of this date, we do not have a formal agreement with the Hua Hui group regarding any aspect of our role in these development projects, including the terms of our financial remuneration.

In addition to the Hua Hui reliance, we also will be relying upon Redrock, one of our controlling shareholders, and its affiliates for access to their media platform which is a key component of our new real estate marketing and consulting business.  Similar to the situation with Hua Hui, we do not have a formal agreement with the Redrock group regarding use of the media platforms.

Consequently, if we are unable to finalize our arrangements with either or both of the Hua Hui and Redrock groups generally on terms favorable to us, it likely will have a negative impact on our business.

We will face competition in the sale of our apartments and in our marketing and consulting business.

We will face competition is the sale of our apartments located in the city of Changde, Hunan Province. The city of Changde is a developing business center and resort destination, and is populated by numerous development projects, including apartment projects.  While we believe that the demand for apartments in the area will exist for the coming years, it is conceivable that we may not be able to sell all of our units or the sale of such units may not occur at a sales rate or at prices that we have projected, the occurrence of any such event will adversely affect our business.

In addition, assuming that we are able to reach acceptable agreements to provide our marketing and consulting services to Hua Hui and others, for which no assurances can be given, we will face competition in each geographical area from other service providers.  Although the projected strong growth of the overall economy in PRC lends favorably towards our business, nonetheless it is conceivable that we may not be able to successful compete in this market due to our pricing structure, the need for real estate development projects, or other factors, which would cause our proposed business to fail.

Changes in overall economic conditions could have a material impact on our business.

Our results of operations could be impacted by changes in overall economic conditions that impact consumer spending within the PRC. Future economic conditions affecting disposable income such as employment levels, consumer confidence, business conditions, stock market volatility, weather conditions, acts of terrorism, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from real estate driven products, which may have a material adverse impact on our business, operating results and financial condition.

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

Our officers and directors may allocate their time and efforts to other businesses thereby causing conflicts of interest in their determination as to whether or not to present business opportunities to the Company and as to how much time to devote to our affairs.

Our officers and directors, including Mr. Menghua Liu, are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could have a negative impact on our business We intend to protect our interests in having these officers and directors remain part of our company and prioritize their time and resources in such a way that will benefit interests, although no assurances thereof can be given.

Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Beijing Hua Hui Hengye Investment Ltd. owns a large percentage of our outstanding common shares and may have the ability to influence matters requiring shareholder approval.

As of September 30, 2009, Beijing Hua Hui Hengye Investment Ltd. owns 84.8% of our outstanding common shares, and as a result exercises significant influence over shareholder actions and controls our company and our affairs, including:

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

On March 16 2007, the Chinese government produced a new set of revised tax laws. In these tax laws, effective from January 1, 2008, income tax for companies of our type was reduced from 33% to 25%, resulting in a corresponding increase in net income for our company. However, given China’s rapidly changing tax laws and the difference between national tax policy and local tax policy, we could and likely will be exposed to other fluctuations in income associated with these taxes, including but not limited to business taxes, VAT, income taxes, and other taxes.

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

The Renminbi is no longer purely linked to the U.S. currency but rather to a basket of currencies (Re: among which the US dollar accounts for a heavy weight) with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of September 30, 2009, the exchange rate was 6.8176 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the conversion of RMB to foreign currencies and, in certain cases, the remittance of currencies out of China. As our domestic sales operations expand, we expect to derive an increasing percentage of our revenues in RMB. Under our current structure, we expect our income will be primarily derived from dividend payments from our Chinese subsidiaries. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest and principal payments on outstanding notes (including our recently completed convertible note financing) and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the People's Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required when RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government at its discretion also may restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

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

ITEM 1B.  UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company has entered into one building lease for its offices in Beijing. The Beijing facility lease became effective on September 1, 2009 and will expire on July 31, 2011 and is renewable on an annual basis. In connection with the sale of our interest in JXHC in March 31, 2009 as discussed above, we are no longer responsible for the Jianxi office on March 31, 2009. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 7 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective on November 16, 2009, we executed a 20 for 1 basis reverse stock split. As of January 8, 2010, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “CGND” and we had approximately 126 shareholders holding 3,272,312 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions. The following table sets forth the high and low closing sales price of our common stock as reported on OTC Bulletin Board for the periods indicated:

DATE
	HIGH	LOW
	(in US$)
2008
First Quarter	120	60
Second Quarter	80	55
Third Quarter	60	39.8
Fourth Quarter	30	5

2009
First Quarter	38	5
Second Quarter	30	1
Third Quarter	20	1.6
Fourth Quarter	17	1.58

2010
First Quarter	4	0.16

The above prices have been adjusted for the 20 for 1 reverse stock split which occurred on November 16, 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 2,000. As of September 30, 2009, no options had been granted under the 2001 Stock Plan.

Sales of Unregistered Securities

None

Repurchase of Equity Securities

Other than as stated herein, there were no any securities within the fourth quarter of the fiscal year covered by this report. On or about June 22, 2009, one of our controlling stockholders acquired in a private transaction the following shares of our common stock:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program
September 2009	235,500	$0.44	-0-	-0-
Total	235,500	$0.44	-0-	-0-

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what is currently expected or projected by us.

Overview

We were organized under the laws of the State of Nevada on September 21, 1989. We went through various name changes prior to September 2002 when the name was changed to Asia Premium Television Group, Inc. We were originally formed to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

During the three year period prior to December 2007, our principal business was providing marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC. During December 2007 and January 2008, we re-directed our business towards providing mobile phone based services. In January 2008, we divested ourselves of our advertising and marketing business.

On December 31, 2007, we acquired a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of top-up mobile minutes in Jiangxi Province. Effective March 31, 2009, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. The Class One license enabled us to sell mobile phone based products within the Jiangxi province. During this period, we also acquired other mobile phone based technologies to compliment our existing technology.  We sought to market these technologies in the Jiangxi Province of China through JXHC utilizing our recently acquired Class One license. However, due to a lack of operating funds and other factors beyond our control, JXHC was unable to effectively develop its business. Consequently, effective March 31, 2009, we sold our ownership in JXHC.

On March 30, 2009, we acquired additional mobile internet software technology through our acquisition of GlobStream Technology Inc. (“Globstream”) from its shareholders. GlobStream was founded by Dr. Wenjun Luo, our former directors. In May 2009, we terminated the operations related to GlobStream. Effective on August 1, 2009, we sold our ownership in GlobStream to Hua Hui.

On August 1, 2009, as mentioned throughout this Form 10-K, we entered into a subscription agreement with Beijing Hua Hui Investment Lt., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described below) to 10,000 square meters of apartment space in Building #1 of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at RMB60,000,000 (US$8,776,549.06). As consideration, we agreed to pay a total of RMB50,000,000 (US$7,313,790.88), to be satisfied by issuing Hua Hui 55,487,805 shares of its common stock which is valued at US$0.12 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of RMB 45,500,000 (or US$6,658,536). As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us. As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism area developments.

Results of Operations

Coincident with the transaction with Hua Hui, we have reclassified our mobile phone based business to discontinued operation in 2008 and 2009. During fiscal 2008, we maintained a consulting business which provided advertising and marketing development consulting services to principally to one client. The following discussion relates to that business, and does not reflect our new business direction described above. The discussions below exclude the results of operations of our discontinued business. As a result of our recent transaction with Hua Hui and the discontinuation of our mobile phone based business, the results of operations discussed below may not be meaningful in potentially assessing future operations of the Company.

As discussed below, we restated our consolidated statements of operations and comprehensive income for year ended September 30, 2008. Unless otherwise indicated, all amounts are in U.S. Dollars.

Fiscal Year ended September 30, 2009 Compared to Fiscal Year ended September 30, 2008 (Restated)

Consulting Revenues and Gross Margin

During the 2008 period, we had revenues of $420,208 from consulting services offset by $126,062 in related costs comprised of salary and related expenses. As a result, we had a gross margin of $294,146 for the 2008 period. We had no revenues and related expenses from our consulting business for the year ended September 30, 2009 due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the year ended September 30, 2009, we incurred general and administrative expenses of $747,099 compared with $1,233,139 for the year ended September 30, 2008. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level which corresponds to our reduced operations during the current period. We also had $195,011 in depreciation and amortization for the year ended September 30, 2009 compared with $837,560 for the year ended September 30, 2008. Our loss from operations for the year ended September 30, 2009 was $942,110 compared to a loss of $1,776,553 for the year ended September 30, 2008. The difference between the two years is principally due to reduction in general and administrative and depreciation and amortization expenses which occurred during the year ended September 30, 2009.

Other Income (Expense)

Other net income for the fiscal year ended September 30, 2009 was $561,973, compared to other net expenses of $700,229 for the fiscal year ended September 30, 2008. During fiscal 2009, we determined to restate our audited financial statements for the annual period ended September 30, 2008 to reflect an obligation relating to liquidated damages arising from our failure to register certain common stock issued to investors during 2007. Due to our failure to meet our registration obligations, we issued to these investors 1,000,000 shares of our common stock as liquidated damages during February and March 2009. As a result of the restatement, we recognized a loss of $708,850 as liquidated damages on a registration payment obligation during the 2008 year end period. The subsequent reduction in the price of our common stock caused a concomitant reduction in our liability during the 2009 year end period resulting in a income from the revaluation of liquidated damages of $1,903,000 during the 2009 year ended period. During the year ended September 30, 2009, we received $4,455 in interest income compared with $8,323 for the year ended September 30, 2008. We had a loss on disposal of assets amounting to $1,345,688 for the year ended September 30, 2009 resulting from the transfer of certain to Hua Hui (as described herein).

Loss from Continuing Operations

Our loss from continuing operations was $380,137 for the year ended September 30, 2009 compared to a loss of $2,476,782 for the year ended September 30, 2008 for the reasons discussed above.

Discontinued Operations

Loss from discontinued operations was $4,003,458 for the year ended September 30, 2009 compared to $4,951,187 for the year ended September 30, 2008.  We had a gain of $189,230 on the disposal of a subsidiary, net of tax attributable to the sale of our 70% equity interest in JXHC and had a loss of $19,706 on the discontinued operation of JXHC for the year ended September 30, 2009. We also had a loss of $203,603 for the 2008 year end period due to the discontinued operations of JXHC. We do not expect any future revenue from these disposed subsidiaries. Our prior year financial statements have been restated to present these disposed subsidiaries. We did not have a corresponding event in the year ended September 30, 2008. During the 2009 year end period and due to the disposal of JXHC assets, we had an impairment of loss on goodwill of US$4,172,982. During the 2008 year end period and due to the disposal of the BAHA Group, we had an impairment of loss on goodwill of US$4,747,584 for the year ended September 30, 2009 and 2008.

Loss on disposal of assets

Our loss on disposal of assets for the fiscal year ended September 30, 2009 and 2008 was $1,345,688 and 0, respectively. The loss for the year ended September 30, 2009 was due to the disposal of certain assets and liabilities in the parent company and its subsidiaries SNMTS and CFCD in connection with the transaction with Hua Hui in August 2009. We did not have a similar loss for the 2008 period.

Net Loss

As a result of the foregoing, our net loss was $4,383,595 for the year end September 30, 2009 compared with a loss of $7,427,969 for the year ended September 30, 2008.

Total Comprehensive Loss

For the year ended September 30, 2009, we had a foreign currency translation gain of $183,133 compared with a loss of $384,010 for the year ended September 30, 2008. The difference is due to the fluctuations of value of the US dollar in comparison to the RMB. As a result, we had a total comprehensive loss of $4,200,462 for the year ended September 30, 2009 compared with a total comprehensive loss of $7,811,979 for year ended September 2008.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operating activities, a mixture of short and long-term loans including loans from affiliates, and issuance of common stock.

The following table summarizes our cash flows for the fiscal years ended September 30, 2009 and September 30, 2008:

	Fiscal Year Ended
	September 30,	September 30,
	2009	2008
	US$	US$
Net cash used by operating activities	(926,993)	(762,160)
Net cash provided (used) by investing activities	493,945	(5,585,011)
Net cash provided by financing activities	336,692	6,358,584
Effect of exchange rate fluctuations on cash	99,838	(157,998)
Net increase (decrease) in cash and cash equivalents	3,482	(146,585)
Net decrease (increase) in cash from discontinued operations	(19,838)	19,838
Cash and cash equivalents (closing balance)	26,424	42,780

The net cash used in operating activities for year ended September 30, 2009 was $926,993, compared with net cash used in operating activities of $762,160 for year ended September 30, 2008. The $164,833 difference is due to the increase in the repayment in accounts payable and other payables in the year ended September 30, 2009.

The net cash provided by the investing activities for the year ended September 30, 2009 was $493,945, compared with net cash used in investing activities of $5,585,011 for year ended September 30, 2008. There was a difference of $6,078,956 which mainly due to the payment to acquire licensing rights and net payments to acquire intangible assets during the year ended September 30, 2008.

The net cash provided by financing activities for the year ended September 30, 2009 was $336,692, compared with net cash provided by financing activities of $6,358,584 for year ended September 30, 2008. There was a difference of $6,021,892 which is due to the use of common stock for acquisitions and proceeds from the sale of common stock during the year ended September 30, 2008.

The effect of the exchange rate on cash was gain $99,838 for the year ended September 30, 2009 compare with loss $ 157,998 for the year ended September 30, 2008. The difference is due to the weakening of the US dollar against the RMB.

The difference in the closing balance of cash and cash equivalent (closing balance) for the year ended September 30, 2009 and 2008 is due to the reasons mentioned above.

Capital Requirements For The Next 12 Months

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from either or both Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a controlling shareholder. However, we do not have any agreements, arrangements or commitments with or guarantees from either party to provide funding to us. We can not guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may forced us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates, may create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

Our capital budget for the next 12 months is as follows:

o$ 600,000 for our executive offices expenditures, which includes $250,000 in salaries and related costs of personnel, $200,000 in professional fees, $100,000 in executive office rent, and $50,000 in miscellaneous office expenditures.

o$500,000 for costs related to the launch of our consulting and marketing business. This amount is comprised of $200,000 for data and market research expenses, $150,000 for travel expenses, and $150,000 for marketing and public relationship related expenses.

The Company expects to generate revenues from the operation of the Project, which is expected to occur in the first quarter of the year 2011. Thereafter, the Company believes that revenues from the Project will be sufficient to allow participation in its new business model.

We expect to generate revenues from the sale of the apartment units in the fourth quarter of calendar year 2010 provided that we have funds available for the marketing of the Project. Thereafter, the Company believes that revenues from the Project will be sufficient to support our consulting and marketing business for the ensuing six to twelve month period.  However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

The Company has entered into one building lease for its office in Beijing. The Beijing facility lease became effective on September 1, 2009 and will expire on July 31, 2011. The monthly rental payment under the leases is $2,676. The lease expenses for the year ended September 30, 2009 amounted to $68,798 and the total lease commitment for fiscal 2009 is $58,861.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables (ASU No. 2009-13) (ASC No. 605). The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting (ASU No. 2009-14) (ASC No. 985). Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent) (ASU No. 2009-12) (ASC No. 820). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The amendments are effective for interim and annual periods ending after December 15, 2009. The Company does not expect a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value (ASU No. 2009-5) (ASC No. 820). The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the year ended November 30, 2009 and there was no material impact on the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2009-02. “Amendments to Various Topics for Technical corrections.” ASU No. 2009-2 is an omnibus update that is effective for financial statements issued for interim and annual periods ending after July 1, 2009. This Statement did not impact the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC No. 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this Statement for its year ended November 30, 2009. There was no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167 (ASC No. 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166 (ASC No. 860), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (ASC No. 860).” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165 (ASC No. 855), “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the year ended November 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”) (ASC No. 958), ”Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4") (ASC No. 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 (“FSP FAS 141R-1”) (ASC No.805), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”) (ASC No. 270), “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”) (ASC No 715), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, for disclosures about plan assets. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 (ASC No. 815), “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2) (ASC No. 820).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”) (ASC No.805), “Business Combinations”, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In February 2007, the FASB issued Statement No. 159 (ASC No. 825), The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157) (ASC No. 820).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

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

INCOME TAXES

We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," as described in Note 9 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate of 25% applicable in China in our consolidated statements of operations and comprehensive income. There is no income tax expenses in 2008 and 2009 due to net loss occurred.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Foreign exchange rates

Substantially all our revenues and expenses are denominated in Renminbi and HKD, which are translated to U.S. dollars as our reporting currency for our financial statements. As such, our primary foreign exchange risk is to changes in the value of the Renminbi relative to the U.S. dollar. See “Item 1A. Risk Factors —Fluctuations in the value of the Renminbi could negatively impact our results of operations.” We do not engage in any hedging activities, and as such, we may in the future experience economic loss or gain as a result of any foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to the audited consolidated financial statements on Page F-1 for our audited consolidated financial statements and notes thereto and supplementary schedules which follow PART V, Item 15 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the evaluation date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Chief Financial Officer, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Menghua Liu	41	Chairman, Chief Executive Officer and Director	August 7, 2009
Xiangyang Liu	40	Director	September 25, 2009
Yanhong Deng	30	Director	September 25, 2009
Carla Zhou	36	Chief Financial Officer	March 31, 2009

Set forth below is certain biographical information regarding each of our executive officers and directors:

Menghua Liu, Chairman, Chief Executive Officer and Director

From 2004 to the present, Mr. Liu has served as the Chairman and Chief Executive Officer of The Beijing Hua Hui Corporation , a PRC company involved in real estate development and investment and the parent entity of Beijing Hua Hui Investment Ltd (“Hua Hui”), our largest shareholder. From 2007 to the present, he has been the Chairman of Beijing Yang Hong Ji Tourism Investment Limited, a PRC company involved in tourism and real estate development. Currently, Mr. Liu is also Chairman of the Supervisory Board of Da Yang Group. Prior to Hua Hui, Mr. Liu was director of New World of Hangzhou in Zhejiang Province and Vice Manager of Xin Ao Group. Mr. Liu has a masters degree in International Project Management Professional (“IPMP”) from the Civil Engineering and Water Resources Institute of Tsinghua University. He also holds an MBA degree from Tsinghua University. Mr. Liu also is the Chairman and Chief Executive Officer of NextMart, Inc., a reporting company under the federal securities laws.

Xiangyang Liu, Director

Mr. Liu has extensive experience in tourism industry. From 2004 to the present, he has been the general manager of Beijing Hua Yang Hong Ji Tourism Investment Limited, a PRC company located in Beijing and an affiliate of Hua Hui. From 2000 to 2004, Mr. Liu served as the manager of Beijing Hui Zu Exhibition Limited. From 2007 to 2009, Mr. Liu served as the general manager of Beijing Custom Tourism Investment Limited.

Yanhong Deng, Director

From 2008 to the present, Ms. Deng has been the vice general manager of Hua Hui and is also the director of the corporate culture center of Hua Hui. From 2007 to 2008, Ms. Deng served as the manager of the Guest Room Department of the Headquarter of Beijing Urban Construction Group. From 2003 to 2007, Ms. Deng served as the manager of the Lobby Department of Bei Yuan Hotel of Beijing Urban Construction Group.

Carla Zhou, Chief Financial Officer

Ms. Carla Zhou has extensive experience in corporate financial management which serving as Assistant to Chairman, Financial Controller, HR Director and Senior Vice president of the Sun Media Investment Group. She has a degree in finance from the  Shanghai University of Finance and Economics and is currently working on obtaining an MBA degree from Tsinghua University.

Ms. Zhou also is Chief Financial Officer of NextMart, Inc., a reporting company under the federal securities laws.

Term of Office, Arrangements and Related Matters.

Our executive officers serve at the discretion of our Board of Directors. Our officers are not full time employees and certain conflicts may exist in allocating their time between our operations and other businesses. There are no arrangements or understandings between any of our directors or executive officers pursuant to which such person was or is to be selected as a director (or nominee) or an officer, as applicable. To the best of our knowledge, during the past five years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Our directors and executive officers are not related by blood, marriage or adoption.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the year ended September 30, 2009 except for the following, all Section 16(a) filing requirements applicable to our reporting persons were met; Redrock Capital Ventures, Ltd., a 10% holder, was late in filing a Form 3 and a Form 4,  Ms. Yang Lan and Mr. Bruno Wu, 10% holders, were each delinquent in filing two Form 4’s, Mr. Luo Wenjun and Mr. Douglas Toth, former directors, each were delinquent in filing a Form 4, Mr. Menghua Liu, Mr. Xiangyang Liu, Ms Yanhong Deng, and Ms. Carla Zhou, the Company’s current officers and directors, and Beijing Hua Hui Hengye Investment Ltd., the Company’s largest shareholder, were late in filing their respective Form 3’s. The Company believes that its current officers and largest shareholder will seek to comply timely with all future reporting under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer. The code of ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 and is incorporated by reference in this Annual Report. There has been no change to the code of ethics from 2004. We also undertake to provide any person with a copy of our code of ethics

Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors

Audit Committee Financial Expert

Due to our limited capital resources, we did not maintain an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
		($)	($)	($)	($)		($)	($)	($)
Menghua Liu, Chairman, Chief Executive Officer and director (1)	2009	0	0	0	0	0	0	0	0

Carla Zhou, Chief Financial Officer (2)	2009	0	0	0	0	0	0	0	0

Jing Xing, Former Co-Chairman and Chief Executive Officer and director (3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Wenjun Luo, Former Chief Technical Officer and Director (4)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Yan Gong, Former Chief Executive Officer and Director (5)	2008	0	0	0	0	0	0	0	0

Hongmei Zhang, Former Financial Manager (6)	2008	0	0	0	0	0	0	0	0

Chuan He, Former Media Planning Manager (7)	2008	0	0	0	0	0	0	0	0

Dapeng Sun, Former Customer Service Manager (8)	2008	0	0	0	0	0	0	0	0

Mark Mi, Former Finance Controller (9)	2009	0	0	0	0	0	0	0	0
	2008	$29,333	0	0	0	0	0	0	$29,333

(1) Menghua Liu has served as our Chairman, Chief Executive Officer and director since August 7, 2009. The Company and Mr. Liu have reached an oral agreement pursuant to which Mr. Liu will received an annual salary of $50,000 per annum for fiscal years 2009, pro rated, and 2010, however, for fiscal year 2009, Mr. Liu has agreed to waive his salary.

(2) Carla Zhou has served as our Chief Financial Officer since April 1, 2009. The Company and Ms. Zhou have reached an oral agreement pursuant to which Ms. Zhou will received an annual salary of $7,000 per annum for fiscal years 2009 and 2010, however, for fiscal year 2009, Ms. Zhou has agreed to waive her salary.

(3) Jing Xing was our Co-chairman, Chief Executive Officer from early calendar 2008 to August 7, 2009 and was our director of Board of Directors from June 2007 to September 25, 2009.

(4) Wenjun Luo was our Chief Technical Officer and director of the Board of Directors from February 25, 2009 to July 16, 2009.

(5) Yan Gong ceased to be our Chief Executive Officer and director of the Board on January 4, 2008.

(6) Mark Mi was our Finance Controller from January 2008 to February 15, 2009.

Except as stated above, for the fiscal period ending September 30, 2009, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of January 8, 2009, the number and percentage of the 3,272,312 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		AMOUNT AND
		NATURE OF
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS(1)

Common Stock	Beijing Hua Hui Hengye Investment Ltd (2)	2,774,392	84.8%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Menghua Liu (3)	2,774,392	84.8%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Carla Zhou (4)	-0-	-0-
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Xingyang Liu (5)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Yanhong Deng (6)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Yang Lan (7)	189,817	5.8%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Officer and Directors as a Group: 4 persons	2,774,392	84.8%

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants.

(2)The shareholder is currently the holder of 832,318 shares of common stock of the Company. An additional 1,942,074 shares of our common stock have been issued and held in escrow in the name of a third party. The escrowed shares were issued in connection with a transaction between the shareholder and the Company on August 1, 2009 (Please refer to the Company’s Form 8-K filed on August 5, 2009, as amended on August 23, 2009 for a more complete description of the transaction with Hua Hui). The escrowed shares may be voted by the shareholder if an agreement is reached with the Company regarding on the matter at issue. Thus, the shareholder is deemed the beneficial owner of such shares.

(3) Mr. Menghua Liu is the Chairman and sole shareholder of Beijing Hua Hui Hengye Investment Ltd. and is also our Chairman and Chief Executive Officer.

(4) Carla Zhou is our Chief Financial Officer.

(5) Xiangyang Liu is our Director .

(6) Yanhong Deng is our Director.

(7) Represents 92,683 shares of common stock issuable to Redrock Capital Venture Limited, 85,222 shares held by Her Village Limited, 11,776 shares held by Yang Lan Studio Limited, and 136 shares held directly by Ms.Yang Lan. Ms. Yang is the majority shareholder of Redrock, Her Village Limited, and Yang Lan Studio Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as stated herein, since the beginning of our last fiscal year, there have been no transactions or proposed transactions, involving us and any of our officers, directors, promoters, or control persons, or any related persons thereof,  the amount of which exceeds $120,000. When referencing our common stock, the following transactions have not be split adjusted.

On May 16, 2008, we acquired from Her Village, Ltd. certain mobile phone and internet based technology for the sum of $1.2 million satisfied through the issuance of 300,000 shares of our common stock. On July 4, 2008, we sold to Her Village Limited 1,000,000 shares of our common stock for a total purchase price of $1,000,000. Her Village is owed or controlled by Yang Lan, one of our current shareholders and formerly a controlling shareholder.

On March 23 2009, we entered into an acquisition agreement with Globstream Technology Inc. (“Globstream) and its shareholders whereby we acquire 100% of Globstream, a mobile technology internet software developer. We issued to the Globstream shareholders  884,377 pre-split shares of our common stock, valued at $0.15 per share and 155,623 pre-split warrants, with an exercise price of $0.15 per share. The value of the transaction was $156,000. Wenjun Luo, our former director and chief technical officer, was a majority shareholder of Globstream.

Commencing in April 2009, we began receiving loans from Redrock Capital Venture Limited (“Redrock”), a BVI company. As of July 9, 2009, we had received $223,529USD (RMB 1,520,000) in loans from Redrock. These loans were due on demand and bear no interest. On July 9, 2009, we entered into an agreement to satisfy and cancel the outstanding loans in exchange for the issuance of 1,853,659 shares of our common stock. The shares were valued at $0.12 per share.  Ms. Yang Lan is the majority shareholder of Redrock. She also is controlling shareholder of Her Village Limited, one of our largest shareholders. After giving effect to the transaction, Redrock became the beneficial owner of 18.6% of our common stock and Ms. Yang Lan was deemed the beneficial owner of 38.1% of our common stock, on such date.

On August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. The terms and provisions of the Agreement are described elsewhere in this Report. As result of the transaction, Hua Hui is deemed the beneficial owner of 84.8% of our outstanding shares.

Commencing in October, 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately US$ 146,046 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

Our Board of Directors consists of Mr. Menghua Liu, Mr. Xiangyang Liu, and Ms Yanhong Deng, and none of the members have been determined by us to be independent directors within the meaning of the independent director guidelines of the New York Stock Exchange Rules. We do not have a nominating, compensation or audit committee or committees performing similar functions nor a written nominating, compensation or audit committee charter due to the limited size of our Board of Directors. As a result, the entire Board of Directors reviews executive compensation, audit, and nominating decisions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Bernstein & Pinchuk LLP, our current auditor, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the auditor in connection with statutory and regulatory filings or engagements were US$55,000 and US$155,000 for the fiscal year ended September 30, 2009 and 2008 respectively.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor during the fiscal year ended September 30, 2009 and 2008.

Tax Fees

The aggregate fees billed fiscal years ended September 30, 2009 and September 30, 2008 for professional services rendered by the principal auditor for tax compliance, tax advice, and tax planning were all US$0.

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

2. Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-6 hereof.

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

CHINA GRAND RESORTS, INC. (f.k.a. ASIA PREMIUM TELEVISION GROUP, INC.)

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

TABLE OF CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	CONSOLIDATED BALANCE SHEETS

PAGE	F-3	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRENSIVE INCOME

PAGE	F-4	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

PAGE	F-5	CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGES	F-6	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Grand Resorts, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Grand Resorts, Inc. (f.k.a Asia Premium Television Group, Inc) and Subsidiaries (“the Company”) as of September 30, 2009 and September 30, 2008, and the related consolidated statements of operations and comprehensive income, change in stockholders’ (deficiency) equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and September 30, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has incurred significant losses from operations for the two years ended September 30, 2009 and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 11, subsequent to the issuance of the Company’s September 30, 2008 financial statements and our report thereon dated December 19, 2008, the Company restated the September 30, 2008 consolidated balance sheets, the consolidated statements of operations and comprehensive income, change in stockholders’ (deficiency) equity, cash flows and loss per share to record the contingent liabilities arising from the default of a stock registration requirement. In our original report we expressed an unqualified opinion on the 2008 financial statements, and our opinion on the restated financial statements, as expressed herein, remains unqualified.

/s/ Bernstein & Pinchuk LLP

New York, NY

January 13, 2010

CHINA GRAND RESORTS, INC. (f.k.a. ASIA PREMIUM TELEVISION GROUP, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(US$)
	September 30,
	2009	2008
	(Audited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	26,424	42,780
Other receivables	7,751	51,391
Assets held for sale	-	2,307,422
Current assets of discontinued operations	-	95,077
Total Current Assets	34,175	2,496,670

Property and equipment, net	6,809	8,406
Goodwill	-	4,172,982
Non-current assets of discontinued operations	-	63,204
	40,984	6,741,262

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities
Other payables	106,491	2,303,294
Shareholder payables	65,281	-
Related parties payables	49,072	-
Liabilities held for sale	-	38,435
Current liabilities of discontinued operations	-	328,854
Total Current Liabilities	220,844	2,670,583

Commitment and Contingencies

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock, $.001 par value, authorized 1,750,000,000 shares, 65,453,343 and 6,487,491 shares issued as of September 30, 2009 and 2008	65,453	6,487
Additional paid-in capital – common stock	9,283,962	9,487,278
Additional paid-in capital – warrants	752,907	745,281
Subscription receivable	-	(86,647)
Accumulated other comprehensive income (loss)	65,152	(117,981)
Accumulated deficit	(10,347,324)	(5,963,729)
Treasury stock	(10)	(10)
Total stockholders' (deficiency) equity	(179,860)	4,070,679
	40,984	6,741,262

See notes to the consolidated financial statements

CHINA GRAND RESORTS, INC. (f.k.a. ASIA PREMIUM TELEVISION GROUP, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(US$)
	Years Ended September 30 ,
	2009	2008
	(Audited)	(Restated)
CONTINUING OPERATIONS
Consulting revenue	-	420,208
Cost of consulting revenue	-	126,062
Gross Margin	-	294,146

Operating expenses
General and administrative expenses	747,099	1,233,139
Depreciation and amortization	195,011	837,560
	942,110	2,070,699
Operating loss	(942,110)	(1,776,553)
Other income(expenses)
Interest income	4,455	8,323
Liquidated damages on registration payment arrangement	-	(708,850)
Income from revaluation of liquidated damage	1,903,000	-
Loss on disposal of assets	(1,345,688)	-
Other income	206	298
	561,973	(700,229)
Loss from continuing operations before income tax expense	(380,137)	(2,476,782)
Income tax expense	-	-
Loss from continuing operations	(380,137)	(2,476,782)

DISCONTINUED OPERATIONS
Impairment loss on goodwill due to disposal of subsidiary	(4,172,982)	(4,747,584)
Loss from discontinued operations -net	(19,706)	(203,603)
Gain on disposal of discontinued operations -net	189,230	-
Loss from discontinued operations	(4,003,458)	(4,951,187)

Net Loss	(4,383,595)	(7,427,969)

Other comprehensive income (loss)
Foreign currency translation adjustment	183,133	(384,010)

Total comprehensive loss	(4,200,462)	(7,811,979)

Weighted average number of common shares outstanding - basic and diluted	10,918,714	4,645,655

Loss per share from continuing operations- basic and diluted	(0.03)	(0.53)

Loss per share from discontinued operations- basic and diluted	(0.37)	(1.07)

See notes to the consolidated financial statements.

CHINA GRAND RESORTS. INC. (f.k.a. ASIA PREMIUM TELEVISION GROUP, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
(US$)
	Common stock		Additional paid-in capital			Accumulated	Accumulated other comprehensive		Total stockholders’
					Subscription			Treasury
	No. of shares	Amount	common stock	warrants	receivable	deficit	income (loss)	stock	(deficiency) equity

Balance, September 30, 2007 (restated)	3,445,791	3,446	2,086,185	340,756	-	1,464,228	266,029	(10)	4,160,634
New Issuance of common stock	3,041,700	3,041	7,401,093		(86,647)				7,317,487
New issuance of warrants				404,525					404,525
Foreign Currency translation Adjustment						12	(384,010)		(383,998)
Net loss for the year (restated)						(7,427,969)			(7,427,969)
Balance, September 30, 2008 (restated)	6,487,491	6,487	9,487,278	745,281	(86,647)	(5,963,729)	(117,981)	(10)	4,070,679
New issuance of common stock	59,225,841	59,226	294,313						353,539
New issuance of warrants				7,626					7,626
Cancellation of common stock	(259,989)	(260)	260		86,647				86,647
Foreign currency translation adjustment							183,133		183,133
Commercial right received from Hua Hui			(497,889)						(497,889)
Net loss for the year						(4,383,595)			(4,383,595)
Balance, September 30, 2009	65,453,343	65,453	9,283,962	752,907	-	(10,347,324)	65,152	(10)	(179,860)

See notes to the consolidated financial statements

CHINA GRAND RESORTS. INC. (f.k.a. ASIA PREMIUM TELEVISION GROUP, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$)
	Years Ended September 30,
	2009	2008
	(Audited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(4,383,595)	(7,427,969)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities :
Depreciation and amortization	195,011	837,560
Impairment loss on goodwill due to disposal of subsidiary	4,172,982	4,747,584
Loss from discontinued operations - net	19,706	203,603
Liquidated damages on registration payment arrangement	-	708,850
Income from revaluation of liquidated damage	(1,903,000)	-
Loss on disposal of assets	1,345,688	-
Gain on disposal of discontinued operations –net	(189,230)	-
Change in operating assets and liabilities:
Accounts receivable and other receivables	47,558	(55,186)
Prepaid expense	13,126	(12,625)
Accounts payable and other payables	(245,239)	236,023
Net Cash Used in Operating Activities	(926,993)	(762,160)

CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisition of plant and equipment	-	(534,252)
Collection of related party receivable	493,945	-
Additions to intangible assets	-	(4,420,000)
Consideration paid to acquire licensing rights	-	(4,890,759)
Proceeds from disposal of subsidiary	-	4,500,000
Purchase of notes receivable	-	(240,000)
Net Cash Provided by (Used in) Investing Activities	493,945	(5,585,011)

CASH FLOWS FROM FINANCING ACTIVITIES :
Loan from (repayment to) related parties	49,072	(272,657)
Increase in advances payable-related party	-	173,789
Increase in liability to shareholders	65,281	-
Cash proceeds from sales of stock	222,339	6,457,452
Net Cash Provided by Financing Activities	336,692	6,358,584

Effect of exchange rate fluctuations on cash	99,838	(157,998)

Net increase (decrease) in cash and cash equivalents from continuing operations	3,482	(146,585)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(19,838)	19,838
Net decrease in cash and cash equivalents	(16,356)	(126,747)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	42,780	169,527
CASH AND CASH EQUIVALENTS AT END OF YEAR	26,424	42,780

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Noncash Investing and Financing Actives
liquidated damage share issued	87,000	-
Issued common stock to acquire Globstream	44,219	-
Issued common stock to exchange the commercial right from Hua Hui	55,488	-

See notes to the consolidated financial statements

CHINA GRAND RESORTS, INC. (f.k.a. ASIA PREMIUM TELEVISION GROUP, INC.)

 AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of China Grand Resorts, Inc. (f.k.a.Asia Premium Television Group, Inc) (“CGND”) and its wholly owned subsidiary Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), defined herein below, collectively referred to as the “Company” or “we" have been prepared in accordance with accounting principles generally accepted in the United States of America.

Unless otherwise indicated, all amounts are in United States Dollars (USD).

Organization

China Grand Resorts, Inc. was organized under the laws of the State of Nevada on September 21, 1989. We went through various name changes prior to October 2009 when the name was changed to China Grand Resorts Inc. from Asia Premium Television Group, Inc. The Company was originally formed to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

From 2004 through January 2008, as a result of our acquisitions of Beijing Asia Hongzhi Advertising (“BAHA”) , a company organized under the laws of the PRC, and its wholly-owned subsidiary, Beijing Hongzhi Century Advertising (“BHCA”), we were engaged in advertising production, and media consultation providing marketing, brand management, advertising, media planning, public relations and direct marketing services in the People’s Republic of China. We ceased those operations when we sold our interest in BAHA and BHCA in January 2008.

In January 2008, we changed our business focus when we acquired our interest in Hongcheng Tengyi Telecommunications (“JXHC”) and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max. We attempted to provide top-up services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card and a bank account. We also acquired other mobile phone and interest based technologies to compliment our assets and license. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party in March 2009.

On August 1, 2009, the Company entered into a subscription agreement with Beijing Hua Hui Investment Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of apartment space in Building #1 of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui, and Hua Hui is responsible for all construction and development costs.

Going Concern and Management Plan

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2009, the Company had an accumulated deficit totaling $10,347,324 and negative working capital $186,669. The Company suffered a significant loss of $4,383,595 for the year ended September 30, 2009 mainly due to impairment loss on goodwill resulting from the disposal of a subsidiary which occurred in 2009. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In May 2009, the Board of Directors of the Company resolved to terminate the operations related to GlobStream. In connection with its August 1, 2009 agreement with Beijing Hua Hui Investment Ltd. (“Hua Hui”), the Company sold its equity interest in GlobStream and certain assets of China Grand Resorts, Inc., Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd to Hua Hui.

As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism area developments. Initially, we intend to market and sell the ownership rights to the Project received from Hua Hui. We do not expect to invest directly in any development project but rather expect to contribute its existing resources and know how to: 1) assist real estate developers to acquire prime land from local governments for development; and/or 2) act as the marketing and sales arm for real estate development projects, including those of Hua Hui and its affiliates.

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

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China.

Consolidation

The consolidated financial statements include the accounts of CGND, SNMTS, and CFCD (“the Company”). All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Reclassification

The financial statements for periods and years prior to September 30, 2009 have been reclassified to conform to the headings and classifications used in the September 30, 2009 financial statements. Due to the disposal of subsidiaries in connection with the transaction with Hua Hui in August 2009, the operations of these subsidiaries in 2008 have been reclassified to discontinued operations.  In addition certain assets and liabilities of the continuing operations have been sold to Hua Hui in 2009 and are reclassified as assets and liabilities held for sale in 2008

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the Company's consolidated financial statements include allowance for doubtful accounts, estimated useful lives, contingent liabilities and impairment of acquired intangible assets and goodwill.

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

Amortization is calculated on a straight-line basis over the expected useful life of the assets of 3 years. Amortization expenses for the years ended September 30, 2009 and 2008 was US$94,994 and US$736,667

Impairment of long-lived assets

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

Management performed the annual goodwill impairment test as of September 30, 2009. Based on the impairment assessment performed by management, the Company incurred a total goodwill impairment charge of US$4,172,982  This impairment charge is related to our future discounted net cash flows expected to result from the use of the assets and their eventual disposition.

The changes in the carrying amount of goodwill by reporting unit for the year ended September 30, 2009 were as follows:

Goodwill
Balance as of September 30, 2008	$4,172,982
Goodwill acquired during the year	-
Goodwill disposed during the year	4,172,982
Balance as of September 30, 2009	$-

The goodwill as of September 30, 2008 was from the acquisition of the subsidiary, Hongcheng Tengyi Telecommunications (“JXHC). On May 11, 2009, the Company entered into a share transfer agreement (the “Agreement”) with Jiangxi Tengyi Telecommunications Ltd., an unaffiliated third party (“Jiangxi Tengyi”) wherein we sold the entirety of our 70% equity ownership of JXHC to Jiangxi Tengyi for a total consideration of US$100, effective March 31, 2009. Accordingly, the goodwill was written off.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.  It is uncertain for the Company that the operating result in mainland China will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of September 30, 2009 and 2008. The income tax rate is 25% for year 2009 and 2008, there is no income tax expenses in 2008 and 2009 due to net loss occurred

Revenue Recognition

The Company relies on SEC Staff Accounting Bulletin: No. 101“Revenue Recognition” (“SAB 101”) to recognize its revenue. SAB 101 states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

The Company reports its revenue for top-up business on a gross basis under the guidance of EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”, as (1) the Company is the primary obligor under the contracts with its suppliers and has the risks and rewards of a principal in these transactions; (2) the Company has latitude in establishing the price for services under its distributing contracts, and the net amount earned by the Company varies with each contract; (3) the Company is primarily responsible for the fulfillment of services ordered by the customer pursuant to the contract, including the portion of the services performed by the supplier with whom the Company separately contracts; (4) the Company has discretion in supplier selection.

Earnings (Loss) Per Share

The Company report earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the year. As the Company has a loss, presenting diluted net earnings (loss) per share is consider anti-dilutive and not included in the statement of operations.

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

Gains and losses resulting from transactions in foreign currencies are included in the determination of net income (loss) for the period. CFCD’s functional currency is the China Renminbi (“RMB”). SNMTS’s functional currency is the Hong Kong Dollar (“HKD”). And the USD exchange rate with RMB and HKD for 2009 and 2008 is as follows:

	2009		2008
	September 30	weighted average rate	September 30	weighted average rate
RMB	6.8175	6.8179	6.8183	7.0927
HKD	7.7501	7.7644	7.7786	7.7961

Other comprehensive income

Other comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income at September 30, 2009 represented the cumulative foreign currency translation adjustment.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued amended revenue recognition guidance for arrangements with multiple deliverables (ASU No. 2009-13) (ASC No. 605). The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting (ASU No. 2009-14) (ASC No. 985). Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. For the Company, this guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that the Company adopts the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the Consolidated Financial Statements.

In September 2009, the FASB issued amended guidance concerning fair value measurements of investments in certain entities that calculate net asset value per share (or its equivalent) (ASU No. 2009-12) (ASC No. 820). If fair value is not readily determinable, the amended guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment using the net asset value per share (or its equivalent) provided by the investee without further adjustment. The amendments are effective for interim and annual periods ending after December 15, 2009. The Company does not expect a material impact on the Consolidated Financial Statements due to the adoption of this amended guidance.

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value (ASU No. 2009-5) (ASC No. 820). The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted this guidance in the year ended November 30, 2009 and there was no material impact on the Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2009-02. “Amendments to Various Topics for Technical corrections.” ASU No. 2009-2 is an omnibus update that is effective for financial statements issued for interim and annual periods ending after July 1, 2009. This Statement did not impact the Company’s Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC No. 105), “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this Statement for its year ended November 30, 2009. There was no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167 (ASC No. 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166 (ASC No. 860), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (ASC No. 860).” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt these Statements for interim and annual reporting periods beginning on January 1, 2010. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165 (ASC No. 855), “Subsequent Events.” This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the year ended November 30, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”) (ASC No. 958), ”Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4") (ASC No. 820), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 (“FSP FAS 141R-1”) (ASC No.805), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”) (ASC No. 270), “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”) (ASC No 715), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, for disclosures about plan assets. The Company does not anticipate the adoption of this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161 (ASC No. 815), “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2) (ASC No. 820).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”) (ASC No.805), “Business Combinations”, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In February 2007, the FASB issued Statement No. 159 (ASC No. 825), The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157) (ASC No. 820).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 2 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	September 30, 2009	September 30, 2008

Office equipment	$8,879	$8,879
Less: accumulated depreciation	2,070	473
	$6,809	$8,406

Depreciation expenses for the year ended September 30, 2009 and 2008 were $100,017, and $100,893 respectively.

NOTE 3—ASSETS AND LIABILITIES HELD FOR SALE

September 30, 2008
(US$)
ASSETS
Other receivables	3,919
Related party receivable	493,945
Prepaid expenses	13,126
Convertible note receivable	240,000
Property and equipment, net	606,488
Intangible assets	949,944
2,307,422
LIABILITIES

Other payables and accrued expenses	38,435
38,435

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”) and divested GlobStream and other substantial assets and liabilities to Hua Hui. Accordingly, as of September 30, 2008, we reclassified the corresponding assets and liabilities in 2008 as asset and liabilities held for sale.

NOTE 4 — OTHER PAYABLES

	September 30, 2009	September 30, 2008

Salaries payable	$22	$114,425
Liquidated damage payable	-	1,990,000
Other Payables	106,469	198,869

	$106,491	$2,303,294

As of September 30, 2009, the other payables in the amount of $106,469 mainly included audit fees, and payables for the office supplies.

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from 10 investors (the “Investors”) with respect to the Common Stock Purchase Agreement, Registration Rights Agreement and related transaction documents dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,200,000 common shares of common stock and 1,200,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its obligations with respect to the registration statement. The Default Notice sought a total of 1,000,000 shares of the Company’s common stock. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. In March and April 2009, the 1,000,000 shares were issued to the Investors. As a result, the Company restated this contingent liability since September 30, 2007 and measured this contingent liability at each reporting date before the settlement.  At September 30, 2008, this liability is US$1,990,000 based on the market price of $1.99 as of September 30, 2008. (See Note 11 – RESTATEMENT).

NOTE 5 — CAPITAL STOCK

Common Stock

On February 1, 2009, the Company cancelled 19,989 shares returned from Her Village pursuant to an Asset Transfer Agreement.

In March and April 2009, the Company issued a total of 1,000,000 shares to certain investors as liquidated damages for its failure to meet its registration obligation under a financing transaction occurring in 2007.

In May 2009, the Company issued 884,377 common shares of common stock and 155,623 warrants as consideration of the acquisition of GlobStream. At the same time, the Company cancelled the 240,000 common stock then held by GlobStream on acquisition.

On July 9, 2009, the Company entered into an agreement with Redrock Capital Venture Limited which cancelled outstanding loans in the amount of $223,529 in favor of Redrock for the issuance of 1,853,659 shares of its common stock.

On September 8, 2009, pursuant to the transaction with Beijing Hua Hui on August 1, 2009, the Company issued 16,646,342 shares of its common stock to Wise Gold Investment Ltd., a British Virgin Island Company acting on behalf of Hua Hui. And under the terms of the Escrow Agreement, the Company issued 38,841,463 shares of common stock that are currently held in the name of Blossom Grow Holdings Limied and held in escrow.

On May 16, 2008, the Company acquired from Her Village, Ltd.  certain mobile phone and internet based technology for the sum of $1.2 million satisfied through the issuance of 300,000 shares of common stock. On July 4, 2008, the Company sold 1,000,000 shares of its common stock to Her Village Limited for a total purchase price of $1,000,000.

At September 30, 2009, the Company had 65,453,343 shares issued and outstanding.

At September 30, 2008, the Company had 6,487,491 shares issued and outstanding.

Warrants/Options

On July 22, 2007, 1,200,000 common stock warrants were issued to Investors. Under the Warrant, the investors have the right, for a period of three years from the date of such Warrant, to purchase a total of 1,200,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.

On July 4, 2008, Pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village Limited, we issued warrants to the investor for the option to purchase 1,000,000 shares of Common Stock with an exercise price of $1.00 per share and an expiration date of 18 months from the date of issuance.

On June 28, 2009, pursuant to the Acquisition Agreement made and entered into by the Company and GlobStream, the Company issued warrants to Mr. Luo Wenjun for the option to purchase 155,623 (7,782-split adjusted) shares of Common Stock with an exercise price of $0.15 ($3.00 split adjusted) and an expiration after March 23, 2019. The valuation of the Warrants issues is $7,626 under the Black-Scholes Formula.

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

At September 30, 2009, the Company had 2,355,623 common stock warrants outstanding.

2001 Stock Plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of September 30, 2009, no options were granted under the Plan.

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

On July 28, 2005, one of the shareholders returned 10,000 shares to the Company, which is treated as treasury stock at the face value and the premium as additional paid-in capital. The shares have been valued at a predecessor cost value of $0.001 per share and were held by the Company. And only 10,000 shares have been returned to the Company. On November 14, 2009, the Board of Directors resolved to return and retire these 10,000 shares.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Operating leases commitments

We have entered into one building leases for our office located in Beijing. The Beijing facility lease is from September 1, 2009 to July 31, 2011. In connection with the sale of our interest in JXHC in March 31, 2009, we are no longer responsible for the Jianxi office lease as of such date. The lease expense for the year ended September 30, 2009 and September 30, 2008 amounted to $68,798, , and $81,986, respectively. Future minimum lease payments under non-cancellable operating lease agreements at September 30, 2009 were as follows:

September 30, 2010	$32,106
September 30, 2011	26,755
Total	$58,861

Contingencies

We recorded contingent liabilities of $1,990,000 as of September 30, 2008 which was due to the failure to fulfill its obligation to file the registration statement required in the Registration Rights Agreement dated June 4, 2007 (See Note 11 – RESTATEMENT)..

We assessed that the liabilities became probable and can be reasonably estimated in the year ended September 30, 2007.  According to FSP EITF 00-19-2 paragraph 11: “If (a) an entity would be required to deliver shares under a registration payment arrangement, (b) the transfer of that consideration is probable, and (c) the number of shares to be delivered can be reasonably estimated, the issuer's share price at the reporting date shall be used to measure the contingent liability under Statement 5.” And also in paragraph 10 it states: “If the transfer of consideration under a registration payment arrangement becomes probable and can be reasonably estimated subsequent to the inception of the arrangement or if the measurement of a previously recognized contingent liability increases or decreases in a subsequent period, the initial recognition of the contingent liability or the change in the measurement of the previously recognized contingent liability shall be recognized in earnings.”.  We measured this contingent liability at each reporting date (September 30) and the date of settlement and recorded the change in the previous measurement in the earnings of the subsequent fiscal year.  The change in the previous measurement is a gain of $1,903,000 and a loss of $708,850 during the year ended September 30, 2009 and 2008.

This contingent liability was settled by issuing 100,000 shares to one of the Investors on March 6, 2009 and further issuing 900,000 shares to other Investors on April 9, 2009, thus there was no contingent liabilities recorded as at September 30, 2009.

NOTE 7 – RELATED PARTY TRANSACTIONS

Payables to related party

The payable to related party mainly includes the loans from Oxus (Beijing) Cancer Research Ltd (“Oxus”). Hua Hui, our majority shareholder, is the controlling party of Oxus. The balance had no stated terms for repayment and was non interest-bearing.

NOTE 8 – LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the year ended September 30, 2009 and September 30, 2008.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the statement of operations.

	For the years Ended
	September 30,
	2009	2008
Loss from continuing operations (Numerator)	$380,137	$2,476,782
Loss from discontinued operations (Numerator)	$4,003,458	$4,951,187
Weighted average number of common shares outstanding used in loss per share during the years (Denominator)	10,918,714	4,645,655
Loss per share from continuing operations - basic and diluted	(0.03)	(0.53)
Loss per share from discontinued operation - basic and diluted	(0.37)	(1.07)

NOTE 9 – DISCONTINUED OPERATIONS

On May 11, 2009, the Company entered into a share transfer agreement (the “Agreement”) with Jiangxi Tengyi Telecommunications Ltd., an unaffiliated third party (“Jiangxi Tengyi”) wherein we sold the entirety of our 70% equity ownership of Hongcheng Tengyi Telecommunications (“JXHC) to Jiangxi Tengyi for a total consideration of US$100, effective March 31, 2009. Prior to the transaction Jiangxi Tengyi held 30% ownership of JXHC. Gain from this disposal is US$189,230.

In May 2009, the Board of Directors of the Company resolved to terminate the operations related to GlobStream. In connection with its August 1, 2009 agreement with Hua Hui, the Company sold to Hua Hui its equity interest in GlobStream and certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd and certain assets of the Company,

The following assets and liabilities have been segregated and included in assets and liabilities of discontinued operations, as appropriate, in the consolidated balance sheet as of September 30, 2008:

September 30, 2008

Cash and bank	$19,838
Accounts receivable-net	16,134
Other receivable, prepayments and deposit	58,738
Other assets	367
Total current assets	95,077

Property plant and equipment - net	63,204

Assets of discontinued operations	$158,281

Amount due to shareholders	$366,660
Accounts payable	41,114
Other payables	31,269
Non-controlling interest	(110,189)
Liabilities of discontinued operations	$328,854

The following income and expense items have been segregated and included in loss from discontinued operations, as appropriate, in the consolidated income statement for the year ended September 30, 2009 and 2008:

	Years ended September 30,
	2009	2008
Net sales	$17,220	$970,317
Cost of sales	5,143	960,272
Gross margin	12,077	10,045

General and administrative	31,456	293,178
Depreciation and amortization	3,926	8,121
Loss from operations	(23,305)	(291,254)
Other income	6	393
Non-controlling interest	3,593	87,258
Loss from operation of discontinued subsidiaries	$(19,706)	$(203,603)

Impairment loss on goodwill due to disposal of subsidiary	(4,172,982)	(4,747,584)
Gain on disposal of discontinued operations	189,230	-

Loss from discontinued operations	$(4,003,458)	(4,951,187)

NOTE 10 –Non-Monetary transaction

On August 1, 2009, we entered into a subscription and asset sale agreement with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), Under the terms of the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui. In exchange, we agreed to issue to  Hua Hui 55,487,805 shares of our common stock. As additional consideration, we transferred to Hua Hui all of our shares of the GlobStream Technology Inc., certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd and certain assets of the Company.

According to ASC 845-10-S99, transfers of nonmonetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the company's initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP.  In this transaction, Hua Hui became the controlling shareholder of the Company after it transferred the commercial income rights to the Company.  Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the rights at its historical cost basis, which was internally developed and had zero basis.

According to ASC 845-10-30, the accounting for nonmonetary transactions should be based on the fair values of the assets (or services) involved, which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received. A transfer of a nonmonetary asset to a stockholder or to another entity in a nonreciprocal transfer shall be recorded at the fair value of the asset transferred and a gain or loss shall be recognized on the disposition of the asset.” We recorded the disposal of the subsidiaries and assets at fair value. As the result of the transaction with Hua Hui, we experienced a loss on disposal of the above mentioned assets of US$1,345,688, in fiscal year 2009..

NOTE 11 - Restatement

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from 10 investors (the “Investors”) with respect to the Common Stock Purchase Agreement, Registration Rights Agreement and related transaction documents dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,200,000 common shares of common stock and 1,200,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its obligations with respect to the filing and effectiveness of a registration statement as required under the Registration Rights Agreement commencing in August 2007. The Default Notice sought a total of 1,000,000 shares of the Company’s common stock. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. These shares were issued to the Investors in March and April 2009. The Company should have reported probable damages in the fiscal years ended September 30, 2007 and September 30, 2008 pursuant to FSP EITF 00-19-2 based on the number of shares to be issued at the stock price at each reporting date.  The damage for the year ended September 30, 2007 and September 30, 2008 should have been $1,281,150 and $708,850, respectively. During fiscal 2009, the Company determined to restate its audited financial statements for the annual period ended September 30, 2008 to reflect this obligation.

The effect of the restatement on our previously issued financial statements as of and year ended September 30, 2008 is as follows:

Restated Balance sheet as of September 30, 2008
	As reported	Adjustments	Restated
	(US$)		(US$)
ASSETS
Total Assets	6,741,262		6,741,262

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities
Other payables	313,294	1,990,000	2,303,294
Other current liabilities	367,289		367,289
Total Current Liabilities	680,583	1,990,000	2,670,583

STOCKHOLDERS' (DEFICIENCY) EQUITY
Other Stockholders’ Equity	10,034,408		10,034,408
Accumulated deficit	(3,973,729)	(1,990,000)	(5,963,729)
Total stockholders' equity	6,060,679	(1,990,000)	4,070,679
Total liabilities and stockholders' equity	6,741,262	(1,990,000)	6,741,262

Restated Statements of operations

	Year Ended September 30 ,2008
	As reported	Adjustments	Restated
	(US$)	(US$)	(US$)

Sales	420,208		420,208
Cost of sales	126,062		126,062
Gross Margin	294,146		294,146

Operating expenses
General and administrative expenses	1,233,139		1,233,139
Depreciation and amortization	837,560		837,560
	2,070,699		2,070,699
Operating loss	(1,776,553)		(1,776,553)
Other income
Interest income	8,323		8,323
Liquidated damages on registration payment arrangement	-	(708,850)	(708,850)
Other income	298		298
	8,621	(708,850)	(700,229)
Loss from continuing operations before income	(1,767,932)	(708,850)	(2,476,782)
Income tax expense	-		-
Loss from continuing operations	(1,767,932)	(708,850)	(2,476,782)

DISCONTINUED OPERATIONS
Impairment loss on goodwill due to disposal of subsidiary	(4,747,584)		(4,747,584)
Gain on disposal of discontinued operations -net	-		-
Loss from discontinued operations -net	(203,603)		(203,603)
Loss from discontinued operations	(4,951,187)		(4,951,187)

Net Loss	(6,719,119)	(708,850)	(7,427,969)

Other comprehensive income (loss)
Foreign currency translation adjustment	(384,010)		(384,010)

Total comprehensive loss	(7,103,129)	(708,850)	(7,811,979)

Weighted average number of common shares outstanding – basic and diluted	4,645,655		4,645,655

Loss per share from continuing operations- basic and diluted	(0.38)		(0.53)

Loss per share from discontinued operations- basic and diluted	(1.07)		(1.07)

 NOTE 12–SUBSEQUENT EVENTS

On October 19, 2009, the Company filed a Certificate of Amendment to Articles of Incorporation (“Certificate of Amendment”) with the Nevada Secretary of State which reflects the following corporate actions (“Corporate Actions”); (i) the name change of the Company to “China Grand Resorts, Inc.” and (ii) a reverse split of its issued and outstanding common stock, par value $0.001, on a 20 for 1 basis.

As stated in the Certificate of Amendment, the effective date of the Corporate Actions is November 16, 2009. The Company’s Board of Directors approved the Corporation Actions by unanimous written consent on August 13, 2009. Shareholders holding a majority of the Common Stock approved the Corporate Actions by the written consent dated August 14, 2009. These stockholders held an aggregate 5,334,487 shares of Common Stock or 53.5% of the Common Stock issued and outstanding on such date. The Company filed a Definitive Information Statement with the Securities and Exchange Commission on October 16, 2009 relating to the Corporate Actions and the attendant shareholder consent, and has mailed the Definitive Information Statement to its shareholders on or about October 19, 2009.

On November 14, 2009, the Board of Directors resolved to return and retire the 10,000 shares of the Company held by the Company as treasury stock.

Commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately US$ 146,046 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GRAND RESORTS, INC.

Date: January 13, 2010	By :/s/Menghua Liu
Menghua Liu, Chief Executive Officer

Date: January 13, 2010	By :/s/Carla Zhou
Carla Zhou, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2010	By : /s/ Menghua Liu
Menghua Liu, Chairman and Director

Date: January 13, 2010	By : /s/Xiangyang Liu
Xiangyang Liu, Director

Date: January 13, 2010	By : /s/ Yanhong Deng
Yanhong Deng, Director