Form 10-Q
period 2009-12-31
China Grand Resorts, Inc.
filed 2010-02-10
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA GRAND RESORTS, INC.

 (Exact name of registrant as specified in Charter)

NEVADA	0-27246	62-1407521
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

RM 905, Reignwood Center

No.8 Yong’an Dongli Jianguomen Outer Street,

Chaoyang District Beijing, 100022,

People’s Republic of China

 (Address of Principal Executive Offices)

 _______________

 (86-10) 8528 8755

 (Issuer Telephone number)

_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   [X]  Yes  T No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). T Yes   [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o

     Accelerated Filer o

Non-Accelerated Filer o

    Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act  Yes [X] T No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2009: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Currency expressed in United States Dollars (“US$”))
	As of
	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,110	$26,424
Other receivables	2,155	7,751
Related party receivable	2,215	-
Total Current Assets	31,480	34,175

Property and equipment, net	6,399	6,809
	$37,879	$40,984

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Other payables	$55,027	$106,491
Shareholder payable	226,018	65,281
Related parties payables	5,061	49,072
Total Current Liabilities	286,106	220,844

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of December 31, 2009 and September 30, 2009	3,272	3,272
Additional paid-in capital – common stock	9,346,133	9,346,143
Additional paid-in capital – warrants	752,907	752,907
Accumulated other comprehensive income	65,135	65,152
Accumulated deficit	(10,415,674)	(10,347,324)
Treasury stock	-	(10)
Total Stockholders' Deficiency	(248,227)	(179,860)
	$37,879	$40,984

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Three months Ended December 31,
	2009	2008
	(Unaudited)	(Restated)

OPERATING EXPENSES
General and administrative expenses	$66,742	$223,053
Depreciation and amortization	398	137,400
	67,140	360,453
LOSS FROM OPERATIONS	(67,140)	(360,453)

OTHER INCOME (EXPENSE)
Interest (expense) income	(1,210)	4,833
Impairment loss on goodwill	-	(4,172,982)
Income from revaluation of liquidated damage	-	1,740,000
Impairment loss on intangible assets	-	(95,568)
	(1,210)	(2,523,717)
LOSS BEFORE INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	(68,350)	(2,884,170)

Loss from operations to be disposed of	-	(18,993)

NET LOSS	(68,350)	(2,903,163)
Foreign currency translation adjustment	(17)	22,088

COMPREHENSIVE LOSS	$(68,367)	$(2,881,075)

Weighted average number of common outstanding- basic and diluted	3,272,311	324,375
Loss per share from continuing operations- basic and diluted	$(0.02)	$(8.89)
Loss per share from discontinued operations- basic and diluted	$-	$(0.06)

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,350)	$(2,903,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	398	137,400
Impairment loss in goodwill and intangible assets	-	4,268,550
Income from revaluation of liquidated damage	-	(1,740,000)
Loss from operations to be disposed of		18,993
Interest expenses	1,210	-
Other receivables	5,597	(22,988)
Other payables	(51,464)	101,773

Net cash used in operating activities	(112,609)	(139,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related party	(46,227)	-
Increase in advances payable-related party	-	108,486
Increase in liabilities to shareholders	160,738	-

Net cash provided by financing activities	114,511	108,486

Effect of exchange rate fluctuation on cash and cash equivalents	(1,216)	(7,341)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	686	(38,290)
NET INCREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	7,494

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	686	(30,796)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,424	62,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,110	$31,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resort, Inc. (f.k.a Asia Premium Television Group, Inc) and its subsidiaries (“CGND”, the “Company,” “we,” “us,” or “our”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2009 filed on January 13, 2009. Operating results for the three months ended December 31, 2009, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

On January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. On that same date, we divested our traditional advertising business and focused on our new mobile phone-based marketing and advertising business, In this regard, we effected the divestiture of our traditional advertising business through a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya"). Pursuant to the agreement, we sold BAHA and its wholly-owned Chinese subsidiaries, including BHCA ("BAHA Group") to Fanya for a total consideration of $4.8 million which was completed on January 10, 2008.  Under the agreement with Union Max, we paid them the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. The acquisition was completed on March 31, 2008. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association ("CMCA"). CMCA is China's leading association of telecommunications and telecommunication-related companies. Subsequently, in December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province, and, on May 11, 2009, we entered into a share transfer agreement with an unaffiliated third party wherein we sold our ownership in JXHC for a total consideration of US$100. The transaction was effective March 31, 2009.

On March 30, 2009, we completed an acquisition agreement (the “Acquisition Agreement”) with GlobStream Technology Inc.

(“GlobStream”) and its shareholders to acquire 100% of GlobStream, a Cayman Islands corporation. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors and was an internet developer of unique mobile Internet software called Total Mobile Media. In May 2009, we terminated the operations related to GlobStream. Effective on August 1, 2009, the Company sold its ownership in GlobStream to Beijing Hua Hui Hengye Investment Limited. (described below)

On July 9, 2009, we entered into an agreement with Redrock Capital Venture Limited (“Redrock”), a BVI company, to satisfy and cancel $223,529 in outstanding loans in exchange for the issuance of 1,853,659 shares of our common stock. Ms. Yang Lan is the majority shareholder of Redrock. She also is controlling shareholder of Her Village Limited, one of our largest shareholders as of such date.

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein below) to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui. In exchange, we agreed to issue to Hua Hui 55,487,805 shares of our common stock valued at US$0.12 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of RMB 45,500,000 (or US$6,658,536), and transferred to Hua Hui certain other company assets valued at approximately RMB 4,500,000 (US$658,241.18). These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of us. On September 8, 2009, we issued 16,646,342 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 38,841,463 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among our company, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.77% Company’s outstanding shares.

Effective on November 16, 2009, we changed our name to China Grand Resorts Inc. to more accurately reflect our new business efforts and effected a 20 for 1 reverse split of our issued and outstanding common stock. The par value and our total number of authorized shares were unaffected by the reverse stock split.

In December 2009, the Company acquired 100% of Key Prosper Holdings Limited, a company incorporated in the British virgin Islands on December 8, 2009. The acquired company has no assets or liabilities.

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) for limited consideration.

In December 2009, the Company acquired 100% of Key Prosper Holdings Limited, a company incorporated in the British Virgin Islands on December 8, 2009 and had no operation during the three months ended by December 31, 2009.

Nature of Prior Businesses and Hua Hui Transaction

From 2004 through January 2008, as a result of our acquisitions of the BAHA Group, we were engaged in traditional advertising production, and media consultation providing marketing, brand management, advertising, media planning, public relations and direct marketing services in the People’s Republic of China. As disclosed above, we ceased those operations when we sold our interest in BAHA Group in January 2008.

In January 2008, we changed our business focus when we acquired our interest in JXHC and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max. We attempted to provide top-up services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card or bank account. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party effective in March 2009.

On August 1, 2009, we entered into the agreement with Hua Hui described above. Under the agreement, we received the commercial income rights to the Project. In the PRC, local and central governments own all of the real property, however, they grant land use rights to third parties. Hua Hui owns the land use rights to the Project; however, we own the commercial income rights to the Project. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.

Consolidation

The consolidated financial statements include the accounts of the Company, and its subsidiaries- SNMTS, CFCD and Key Prosper Holdings Limited, the newly-acquired subsidiary. All inter-company balances and transactions between Parent and subsidiaries have been eliminated in consolidation.

Basis of Presentation - Going Concern and Management Plan

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of December 31, 2009, the Company had an accumulated deficit totaling $10,415,674 and negative working capital $254,626. The Company suffered loss of $68,350 for the three months ended December 31, 2009 which is mainly due to the lack of revenues and the occurrence of general and administrative expenses for such period. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with its August 1, 2009 agreement with Hua Hui, the Company sold to Hua Hui its equity interest in GlobStream and certain other Company assets, Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd.

As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism developments, however, we intend to market and sell the ownership rights to the Project received from Hua Hui. We do not expect to invest directly in any development project but rather expect to contribute our existing resources and know how to: 1) assist real estate developers to acquire prime land from local governments for development; and/or 2) act as the marketing and sales arm for real estate development projects, including those of Hua Hui and its affiliates.

The Company is actively pursuing additional capital in an efforts to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop its new business strategy. The Company’s working capital requirements for the next 12 month is approximately $1,100,000 (please refer to “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Capital Requirements For The Next 12 Months”) Management is hopeful that it will receive sufficient funding to allow the Company to continue its operations through the fiscal year.

`

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

NOTE 2 –PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	December 31, 2009	September 30, 2009
	(unaudited)
Office equipment	$8,879	$8,879
Less: accumulated depreciation	2,480	2,070
	$6,399	$6,809

Depreciation expense for the three months ended December 31, 2009 and 2008 was $398 and $137,400 respectively.

NOTE 3 – OTHER PAYABLES

The following table summarizes other payables:

	December 31, 2009	September 30, 2009
	(unaudited)

Other Payables	$55,027	$106,491

As of December 31, 2009, the other payables in the amount of $55,027 which mainly includes audit fees, and office payables.

.

NOTE 4—STOCKHOLDERS PAYABLES

The balance of stockholders payables are summarized as follows:

	December 31, 2009	September 30, 2009
	(unaudited)
Redrock Capital Venture Limited	$100,280	$65,281
Beijing Hua Hui Hengye Investment Limited	125,738	-

	$226,018	$65,281

Commencing in June 2009, we received loans from Redrock Capital Venture Limited. As of December 31, 2009, the amounts due to Redrock is $100,280, this amounts is due on demand and bears no interest. Commencing in October 2009, we received loans from Beijing Hua Hui Hengye Investment Limited. As of December 31, 2009, the amount is $125,738. The amounts due to Hua Hui are due on demand and bears interest at the prevailing rate charged by the PRC Central Bank on the payment date. Hua Hui is a majority shareholder and Redrock is a greater than 10% shareholder.

NOTE 5 – CAPITAL STOCK

Common Stock

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,000,000 common shares of common stock and 1,000,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration statement obligation under the Financing Transaction. The Default Notice demanded the issuance of 1,000,000 shares of the Company common stock as liquidated damages under the agreement. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. The shares of common stock were issued to the Investors in March and April 2009. In connection with its audited financial statements for the fiscal year ended September 30, 2009, the Company determined to restate its financial statements for the 2008 fiscal year end period to reflect the issuance of these shares as liquidated damages (see NOTE 9 – RESTATEMENT below).

On February 1, 2009, the Company cancelled 19,989 shares returned from Her Village pursuant to an Asset Transfer Agreement.

In May 2009, the Company issued 884,377 common shares of common stock and 155,623 warrants as consideration of the acquisition of Globestream. At the same time, the Company cancelled 240,000 common stock then held by Globstream on acquisition.

On July 9, 2009, the Company entered into an agreement with Redrock Capital Venture Limited which cancelled outstanding loans in the amount of $223,529 in favor of Redrock for the issuance of 1,853,659 shares of its common stock.

On September 8, 2009, pursuant to the transaction with Beijing Hua Hui on August 1, 2009, the Company issued 16,646,342 shares of its common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. In addition, on that same date, it issued 38,841,463 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among the Company, the escrow agent, and Hua Hui.

On November 14, 2009, the Board of Directors resolved to return and retire the 10,000 treasury stock held by the Company.

Effective on November 16, 2009, we effected a 20 for 1 reverse split of our issued and outstanding common stock.

As of December 31, 2009, the Company had 3,272,311 shares issued and outstanding.

Warrants / Options

 On July 22, 2007, 1,200,000 common stock warrants were issued to the Investors. Under the warrants, the Investors have the right, for a period of three years from the date of such warrants, to purchase a total of 1,200,000 (60,000 split-adjusted) shares of the Company’s common stock. The per share exercise price of the Warrant is $1.65.

On July 4, 2008, pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village, the Company issued warrants to the Her Village for the option to purchase 1,000,000 (50,000 split-adjusted) shares of Common Stock with an exercise price of $1.00 per share and an expiration of 18 months from the date of issuance.

On June 28, 2009, pursuant to the Acquisition Agreement made and entered into by the Company and Globstream,, the Company issued warrants to Mr. Luo Wenjun for the option to purchase 155,623 (7,782 split-adjusted) shares of Common Stock with an exercise price of $0.15 and an expiration after March 23, 2019.

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

At December 31, 2009, the Company had 117,782 common stock warrants issued and outstanding.

2001 Stock Plan

In 2001, the Board of Directors of the Company (the “Board”) adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of December 31, 2009, no options were granted under the Plan.

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

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

Payables to related party

The payable to related party is a loan in the amount of $5,061 and $49,072 as of December 31, 2009 and September 30, 2009, respectively, from Oxus (Beijing) Cancer Research Ltd (“Oxus”). Hua Hui, our majority shareholder, is the controlling party of Oxus. The balance was due on demand and bears no interests.

NOTE 7 – LOSS PER SHARE

The Company accounts for loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 (ASC No. 260), “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. Basic earnings (loss) per share includes no dilution and is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding for the periods.

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended December 31, 2009 and 2008. As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the statement of operations.

:

	Three months Ended
	December 31,
	2009	2008
	(Unaudited)	(Restated)
Loss from continuing operations (Numerator)	$(68,350)	$(2,884,170)
Loss from discontinued operations (Numerator)	$-	$(18,993)
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	3,272,311	324,375
Loss per share from continuing operations - basic and diluted	(0.02)	(8.89)
Loss per share from operations to be disposed of- basic and diluted	-	(0.06)

 NOTE 8– COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In December 2009, we relocated our offices in Beijing and entered into a new office lease. The term of the old lease was from September 1, 2009 to July 31, 2011, however, we terminated that lease on December 11, 2009. The new Beijing facility lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent In connection with the sale of our interest in JXHC in March 31, 2009, we are no longer responsible for the Jianxi office lease as of such date. As of December 31, 2009, total future commitment for minimum lease payments was as follows:

Lease commitments
September 30, 2010	$46,226
September 30, 2011	58,672
September 30, 2012	12,446
Total	$117,344

Rental expense for the three months ended December 31, 2009 and 2008 totaled approximately $8,082 and $15,285, respectively.

NOTE 9 - RESTATEMENT

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,000,000 common shares of common stock and 1,000,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration obligations under a registration rights agreement commencing in August 2007. The Default Notice demanded the issuance of 1,000,000 shares of the Company’s common stock for such failure. After due consideration and reasonable deliberation, the Company issued 1,000,000 common shares to the investors in March and April 2009. The Company should have reported probable damages in the fiscal years ended September 30, 2007 and September 30, 2008 pursuant to FSP EITF 00-19-2 (ASC No. 825-20) based on the number of shares to be issued at the stock price at each reporting date since the default date was August 22, 2007. The Company already restated the audited financial statements for the year ended September 30, 2008 to reflect this obligation. As a result, the Company recognized a liability of $1,990,000 as liquidated damages on a registration payment obligation on September 30, 2008. The subsequent reduction in the price of the common stock caused a concomitant reduction in the liability to $250,000 and resulting in an income from the revaluation of liquidated damages of $1,740,000 for the three months ended December 31, 2008.

During this period, the Company determined to restate its financial statements for the three months ended December 31, 2008 to reflect this obligation. The effect of the restatement on the Company’s previously issued financial statements as of the three months ended December 31, 2008 is as follows:

Restated Balance sheet as of December 31, 2008
	As reported	Adjustments	Restated
	(US$)	(US$)	(US$)
Other payables	453,413	250,000	703,413
Total Current Liabilities	829,676	250,000	1,079,676
Accumulated deficit	(8,616,892)	(250,000)	(8,866,892)
Total stockholders' equity	1,439,604	(250,000)	1,189,604
Total liabilities and stockholders' equity	2,269,280	-	2,269,280

Restated Statements of operations

	Three Months Ended December 31 ,2008
	As reported	Adjustments	Restated
	(US$)	(US$)	(US$)
Income from revaluation of liquidated damage	-	1,740,000	1,740,000
Loss from continuing operations	(4,624,170)	1,740,000	(2,884,170)
Net Loss	(4,643,163)	1,740,000	(2,903,163)
Total comprehensive loss	(4,621,075)	1,740,000	(2,881,075)

Weighted average number of common shares outstanding – basic and diluted	324,375		324,375
Loss per share from continuing operations- basic and diluted	(14.26)		(8.89)
Loss per share from discontinued operations- basic and diluted	(0.06)		(0.06)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2009, as well as the following:

•

our ability to implement and execute our current business plan, including the ability to sell the apartment units of the Project and the ability to attract customers for our consulting and marketing business;

•	the economic conditions in the Changde market, the location of the apartment units and elsewhere in the PRC for our consulting and marketing business,

•	our reliance on our major shareholders ;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to raise additional funds to execute our new business plan ;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	other matters discussed in this Quarterly Report generally.

Consequently, readers of this Quarterly Report should not rely upon these forward-looking statements as predictions of future events. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we access the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We undertake no obligation to update or revise any forward-looking statement in this Quarterly Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Quarterly Report are expressly qualified by these cautionary statements.

Overview

We were organized under the laws of the State of Nevada on September 21, 1989. We went through various name changes prior to November 2009 when the name was changed to China Grand Resort, Inc. We were originally formed to purchase, merge with or acquire any business or assets which management believes has potential for being profitable.

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

On January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. As consideration, we paid Union Max the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association ("CMCA"). CMCA is China's leading association of telecommunications and telecommunication-related companies. The acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province, and, on May 11, 2009, we entered into a share transfer agreement with an unaffiliated third party wherein we sold our ownership in JXHC for a total consideration of US$100, effective March 31, 2009.

On March 30, 2009, we completed an acquisition agreement with GlobStream Technology Inc. (“GlobStream”) and its shareholders to acquire 100% of GlobStream, a Cayman Islands corporation. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors and was a developer of unique mobile Internet software called Total Mobile Media. In May 2009, we terminated the operations related to GlobStream. Effective on August 1, 2009, the Company sold its ownership in GlobStream to Beijing Hua Hui Hengye Investment Limited (“Hua Hui”).

On August 1, 2009, we entered into the agreement with Hua Hui described above. Under the agreement, we received the commercial income rights to the Project. In the PRC, local and central governments own all of the real property, however, they grant land use rights to third parties. Hua Hui owns the land use rights to the Project, and granted the commercial income rights to the Project to us under our agreement. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.  As described in Our Current Business Strategy below, we intend to market and sell commercial rights to the Project and to provide consulting and marketing services to the real estate industry in the PRC..

In December 2009, we acquired 100% of Key Prosper Holdings Limited, a company incorporated in the British virgin Islands on December 8, 2009. The acquired company has no assets or liabilities.

Our Current Business Strategy

General Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC.As a result of the transaction with Hua Hui, our new business goal is to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We also expect to expand our business by using existing resources and know how of our affiliates and other parties to: 1) consult with developers and assist them to acquire prime land from local governments for development projects and/or 2) act as an independent marketing arm for the developer’s real estate projects. These projects may be Hua Hui generated projects or third party projects. With Hua Hui and its affiliates as our anchor client(s), we expect to generate revenues from: 1) the sale of the Project; 2) marketing commission on over 100,000 square meters of mixed use real estate scheduled to be developed in 2012 on sites located in Shaanxi and Hunan provinces currently held by the Beijing Hua Hui Corporation; 3) future development projects that the Beijing Hua Hui Corporation is currently negotiating at Huang Shan Mountain, the Yabuli Ski resort, the Thousand Lakes area of Zhejiang province, Sanya, and Hangzhou. We will seek to leverage our relationships with Hua Hui and its affiliates and promote our services to other developers of tourism projects throughout the country.

Consulting and Marketing Services

Project Consulting and Real Estate Acquisition

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

There is no private land ownership in PRC. In the PRC, land ownership is held by the government and cannot be sold to any individual or entity. Instead, the government grants or allocates landholders a “land use right,” which is sometimes referred to informally as land ownership. Land use rights are granted for specific purposes and for limited periods. Each period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations. We will utilize our consulting reports and our project management capability to assist real estate developers to acquire first rate land designated by local and central governments for development. We would lead and manage the land acquisition process for our developer partners to acquire the most suitable land for development at a competitive price. In China, as mentioned above, land use rights for undeveloped land are often acquired from the local and provincial governments. Buying rights to undeveloped land for simple residential and commercial uses often is a timely, expensive, and uncertain bidding process. However, developers that offer unique development concepts like eco-buildings, future communities, retirement/health/recovery, and entertainment/shopping, are able to by-pass the bidding process through direct negotiations with the local government. We will work directly with our partners to create and produce thematic property development concepts and strategies, present the development concepts to the relevant governments, and negotiate directly with the governments to ensure a successful acquisition. For our efforts, we expect to charge a successful efforts fee between 3% to 5% of the acquisition cost.

Project Marketing

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

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in Building #1 of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters that sits on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and is expected to be completed on December 31, 2010. As of February 4, 2010, all permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 40% completed. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be the site of a total 128 apartments, of which we will have the commercial rights to 64 units. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($805 USD) per square meter to RMB 6,500 ($950 USD) per square meter. We expect to begin pre-completion marketing efforts in the mid-calendar 2010.  In a pre-completion sale, we expect purchasers to pay 25% of the total purchase price down payment, with the balance due on completion of the Project.

Our budget for the next 12 month is approximately $1,100,000 in working capital for the next 12 months, of which $600,000 is working capital for our executive offices, and $500,000 is working capital to launch our new business. Working capital for our executive offices is comprised of $250,000 in salaries and related personnel costs, $200,00 in professional fees, $100,000 for executive office rent, and $50,000 in miscellaneous expenses. Working capital to launch our new business is comprised of $200,000 for data and market research expenses, $150,000 for travel expenses, and $150,000 for marketing and public relationship related expenses. We expect to generate revenues from the sale of the apartment units in the fourth quarter of calendar year 2010 provided that we have funds available for the marketing of the Project. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Total Revenues and Gross margin

For the three month period ended December 31, 2009, we were developing our new business strategy discussed above. As a result,we had no revenues from operations or gross margin for the three months ended December 31, 2009. During the comparable period in 2008, we had no revenues from operations or gross profit attributable to our consulting business.

Income (Loss) from Operations

During the three months ended December 31, 2009, we incurred general and administrative expenses of $66,472 compared with $223,053 for the three months ended December 31, 2008. The decrease in general and administrative expenses is due primarily to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $398 in depreciation and amortization for the three months ended December 31, 2009 compared with $137,400 for the comparable three months ended December 31, 2008. Our loss from operations for the three months ended December 31, 2009 was $67,140 compared to $360,453 for the three months ended December 31, 2008. The difference between the periods is due to lower depreciation and amortization expenses and the reduction of general and administrative expenses.

Other Income (Expense)

Other net expense for the three months ended December 31, 2009 and 2008 was $1,210 and $2,523,717, respectively. For the three month period ended December 31, 2008, we had income of $1,740,000 from the revaluation of liquidated damages. This amount arises from the issuance of 1,000,000 shares of common stock to certain investors due to our failure to meet our registration obligations under a registration rights agreement entered into in 2007. During March and April 2009, we issued the shares to these investors as liquidated damages. For the year ending September 30, 2009, we restated our audited financial statements for the fiscal 2008 year end period to reflect this obligation. As a result, we recognized a liability of $1,990,000 as liquidated damages on a registration payment obligation as of September 30, 2008. The subsequent reduction in the price of our common stock caused a concomitant reduction in our liability to $250,000 resulting in an income from the revaluation of liquidated damages of $1,740,000 for the three months ended December 31, 2008. (see NOTE 9 – RESTATEMENT). We did not have a similar event for the corresponding period of 2009. Offsetting this gain for the 2008 three months period was an impairment loss on goodwill of $4,172,982. This loss was due to the sale of our interest in JXHC and the top up services in Jiangxi Province. For the three months ended December 31 2009, we had accrued interest expense $1,257 and had $47 in interest income. For the three months ended December 31, 2008, we had $4,833 in interest income

Loss Before Income Taxes from Continuing Operations

Our loss from continuing operations was $68,350 for the three months ended December 31, 2009 compared to $2,884,170 for the three months ended December 31, 2008 for the reasons discussed above.

Loss from Discontinued Operations

Loss from discontinued operations to be disposed of was $0 for the three months ended December 31, 2009 compared to $18,993 for the three months ended December 31, 2008. We had a loss of $18,993 on the discontinued operation of JXHC for the three month ended December 31, 2008. This loss is in addition to the impairment loss on goodwill regarding JXHC discussed above.

Net Loss

As a result of the foregoing, our net loss was $68,350 for the three months ended December 31, 2009 compared $2,903,163 for the three months ended December 31, 2008.

Comprehensive Loss .

During three months ended December 31, 2009, we had a foreign currency translation loss of $17 compared with a gain of $22,088 for the three months ended December 31, 2008. The difference is due to the fluctuations of value of the US dollar in comparison to the RMB. As a result of all of the above, we had a comprehensive loss of $68,367 for the three months ended December 31, 2009 compared with a comprehensive loss of $2,881,075 for the comparable three months ended December 31, 2008.

Liquidity and Capital Resources

We have finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans and issuance of common stock.

The following table summarizes our cash flows for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
Net cash used in operating activities	$(112,609)	(139,435)
Net cash provided by financing activities	114,511	108,486
Effect of exchange rate fluctuations on cash and cash equivalents	(1,216)	(7,341)
Net increase in cash from discontinuing operations	-	7,494
Net increase (decrease) in cash from continuing operations	686	(38,290)
Cash and cash equivalents (closing balance)	27,110	31,822

The net cash used in operating activities for the three month ended December 31, 2009 was $112,609, compared with net cash used in operating activities of $139,435 for the three month ended December 31, 2008. The $26,826 difference is due to the decrease in a reduction in the repayment in other payables during the three month ended December 31, 2009.

The net cash provided by financing activities for the three month ended December 31, 2009 was $114,511, compared with net cash provided by financing activities of $108,486 for three month ended December 31, 2008. There was a difference of $6,025 which is mainly due to the increase in shareholder loans for three month ended December 31, 2009.

The effect of the exchange rate on cash was a loss of $1,216 for the three month ended December 31, 2009 compare with a loss of $7,341 for the three month ended December 31, 2008. The difference is due to the reduction in foreign currency transactions.

The difference in the closing balance of cash and cash equivalent (closing balance) for the three month ended December 31, 2009 and 2008 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from either or both Hua Hui , our largest shareholder, or Redrock Capital Venture Limited, a controlling shareholder. However, we do not have any agreements, arrangements or commitments with or guarantees from either party to provide funding to us. We can not guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may force us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may include equity conversions of outstanding loans, will likely create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

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

Contractual Obligations

The Company relocated its offices in December 2009 by terminating its outstanding office lease, and entering into a new lease in Beijing on December 11, 2009. The monthly rental payment under the terminated lease is $2,676 and under the new lease, the monthly rental is $5,333. The lease expense for the three months ended December 31, 2009 amounted to $8,028 and the total lease commitment for our current fiscal period is $117,326.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to our consolidated financial statements included in the annual report for the year ended September 30, 2009. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") (ASC No605) to recognize our revenue. SAB 101 in establishing our accounting policy states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 (ASC No 740), "Accounting for Income Taxes," as described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income. There is no income tax expenses during the three months ended December 31, 2009 and 2008 due to the net loss incurred.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: February 10, 2010	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer
Date: February 10, 2010	By: By:	/s/ Xiaojun He
Xiaojun He Chief Financial Officer