Form 10-Q
period 2010-03-31
China Grand Resorts, Inc.
filed 2010-05-12
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.   [X]  Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]  Yes   [X]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o

     Accelerated Filer o

Non-Accelerated Filer o

    Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act  [  ]Yes  [X]No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Currency expressed in United States Dollars (“US$”))
	As of
	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	83,688	26,424
Other receivables	20,376	7,751
Total Current Assets	$104,064	$34,175

Property and equipment, net	33,661	6,809
Intangible assets, net	1,438	-
	$139,163	$40,984

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Other payables	54,544	106,491
Shareholders payable	416,200	65,281
Related party payables	-	49,072
Total Current Liabilities	$470,744	$220,844

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Common stock, $.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of March 31, 2010 and September 30, 2009	3,272	3,272
Additional paid-in capital – common stock	9,346,133	9,346,143
Additional paid-in capital – warrants	752,907	752,907
Accumulated other comprehensive income	65,043	65,152
Accumulated deficit	(10,498,936)	(10,347,324)
Treasury stock	-	(10)
Total Stockholders' Deficiency	(331,581)	(179,860)
	$139,163	$40,984

See notes to consolidated financial statements

 CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(unaudited)	(restated) (unaudited	(unaudited)	(restated) (unaudited)
CONTINUING OPERATIONS
OPERATING EXPENSES
General and administrative expenses	$78,755	$149,873	$145,497	$372,927
Depreciation and amortization	2,459	46,834	2,857	184,234
	(81,214)	(196,707)	(148,354)	(557,160)
LOSS FROM OPERATIONS	(81,214)	(196,707)	(148,354)	(557,160)

OTHER INCOME (EXPENSE)
Interest (expense) income	(2,048)	(229)	(3,258)	4,604
Income from revaluation of liquidated damages	-	163,000	-	1,903,000
Impairment loss on intangible assets	-	-	-	(95,568)
	(2,048)	162,771	(3,258)	1,812,036
(LOSS) INCOME BEFORE INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	(83,262)	(33,936)	(151,612)	1,254,876
Income tax expenses	-	-	-	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(83,262)	(33,936)	(151,612)	1,254,876
DISCONTINUED OPERATIONS
Impairment loss on goodwill due to disposal	-	-	-	(4,172,982)
Loss from discontinued operations	-	-	-	(18,993)
Gain on disposal of discontinued operations	-	189,230	-	189,230
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	189,230	-	(4,002,745)

NET (LOSS) INCOME	(83,262)	155,294	(151,612)	(2,747,869)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(92)	(214,144)	(109)	(192,056)

TOTAL COMPREHENSIVE LOSS	$(83,355)	$(58,850)	$(151,722)	$(2,939,925)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	325,056	3,272,311	324,712
Net (loss) earnings per share	$(0.03)	$0.48	$(0.05)	$(8.46)
(Loss) earnings per share from continuing operations -basic and diluted	$(0.03)	$(0.10)	$(0.05)	$3.87
Earnings (loss) per share from discontinued operations -basic and diluted	$-	$0.58	$-	$(12.33)

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

	Six Months Ended March 31,
	2010	2009
	(Unaudited)	(Restated) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,612)	$(2,747,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,857	184,234
Impairment loss on goodwill and intangible assets	-	4,268,550
Income from revaluation of liquidated damages	-	(1,903,000)
Loss from discontinued operations	-	18,993
Gain on disposal of discontinued operations	-	(189,230)
Increase in other receivable	(12,625)	(33,639)
Decrease in other payable	(51,947)	(281,372)

Net cash used in operating activities	(213,327)	(683,333)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of ) proceeds from sale of property and equipment	(27,964)	383,942
Purchase of intangible assets	(1,569)	-
Prepayments from related parties	-	493,945
Net cash acquired from acquisition of a subsidiary	-	181

Net cash provided by (used in) investing activities	(29,533)	878,068

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment to) loan from related parties	(49,072)	86,627
Loan from shareholders	350,919	-
Net cash provided by financing activities	301,847	86,627

Effect of exchange rate fluctuation on cash and cash equivalents	(1,723)	(249,819)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	57,264	31,543
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(18,993)
NET INCREASE IN CASH AND CASH EQUIVALENTS	57,264	12,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,424	42,780
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,688	$55,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Liquidated damage share issued	$-	$15,000

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resort, Inc. (f.k.a Asia Premium Television Group, Inc) and its subsidiaries (“CGND”, the “Company,” “we,” “us,” or “our”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2009 filed on January 13, 2009. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

Organization

The Company was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc.

In June 2001, we acquired American Overseas Investment Co., Ltd. (“AOI”), a company incorporated in Macau, the special administrative region of the People’s Republic of China (“PRC” or “China”). With our acquisition of AOI, we began to focus our business on acquiring and developing companies with the goal of building a broad network of media, marketing and advertising companies in the PRC. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business at the time.

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

Effective on November 16, 2009, we changed our name to China Grand Resorts Inc. to better reflect our new business efforts and effected a 20 for 1 reverse split of our issued and outstanding common stock. The par value and our total number of authorized shares were unaffected by the reverse stock split.

In December 2009, the Company acquired 100% shareholdings of Key Prosper Holdings Limited, a company incorporated in the British virgin Islands on December 8, 2009.

Subsidiaries

On July 1, 2007, the Company acquired 100% of Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from NextMart Inc. (OTB: NXMR) for limited consideration. In December 2009, the Company acquired 100% shareholdings of Key Prosper Holdings Limited, a company incorporated in the British Virgin Islands on December 8, 2009. On the date of acquisition, Key Prosper Holdings Limited had no assets or liabilities.

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

On August 1, 2009, we entered into the agreement with Hua Hui described above. Under the agreement, we received the commercial income rights to the Project. In the PRC, local and central governments own all of the real property, however, they grant land use rights to third parties. Hua Hui owns the land use rights to the Project and is responsible for the construction costs associated with the Project; however, we own the commercial income rights to the Project. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.

Consolidation

The consolidated financial statements include the accounts of the Company, and its subsidiaries- SNMTS, CFCD and Key Prosper Holdings Limited. All inter-company balances and transactions between parent and subsidiaries have been eliminated in consolidation.

Basis of Presentation - Going Concern and Management Plan

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of March 31, 2010, the Company had an accumulated deficit totaling $10,498,936 and negative working capital of $331,581. The Company suffered a loss of $83,355 for the three months ended March 31, 2010 which is mainly due to the lack of revenues and the occurrence of general and administrative expenses for such period. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with its August 1, 2009 agreement with Hua Hui, the Company sold to Hua Hui its equity interest in GlobStream and certain other Company assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd.

As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism developments, however, in addition, we intend to market and sell the ownership rights to the Project received from Hua Hui. We do not expect to invest directly in any development project but rather expect to contribute our existing resources and know how to: 1) assist real estate developers to acquire prime land from local governments for development; and/or 2) act as the marketing and sales arm for real estate development projects, including those of Hua Hui and its affiliates.

The Company is actively pursuing additional capital in an effort to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop its new business strategy. The Company’s working capital requirements for the next 12 month is approximately $1,100,000 (please refer to “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Capital Requirements For The Next 12 Months”) Management is hopeful that it will receive sufficient funding to allow the Company to continue its operations through the fiscal year.

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

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”) (ASC No. 958), “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”) (ASC No.805), “Business Combinations”, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

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

NOTE 2 –PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost, less accumulated depreciation and amortization:

	March 31 2010	September 30 2009
	(Unaudited)
Office equipment	$19,810	$8,879
Leasehold improvement	18,647	-
Less: accumulated depreciation and amortization	4,796	2,070
	$33,661	$6,809

Depreciation and amortization expenses for the three months ended March 31, 2010 and 2009 was $2,459 and $46,834 respectively.

NOTE 3 – OTHER PAYABLES

The following table summarizes other payables:

	March 31, 2010	September 30, 2009
	(Unaudited)

Other payables	$54,544	$106,491

As of March 31, 2010 and September 30, 2009, the balances of other payables mainly include audit fees and other office expenses payables.

.NOTE 4—STOCKHOLDERS PAYABLES

The balance of stockholders payables are summarized as follows:

	March 31, 2010	September 30, 2009
	(Unaudited)
Redrock Capital Venture Limited	$100,280	$65,281
Beijing Hua Hui Hengye Investment Limited	315,920	-
	$416,200	$65,281

Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of March 31, 2010, the amounts due to Redrock is $100,280, which amounts is due on demand and bears no interest. Commencing in October 2009, we began receiving loans from Beijing Hua Hui Hengye Investment Limited. As of March 31, 2010, the amount is $315,920. The amounts due to Hua Hui are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date. Hua Hui is a majority shareholder and Redrock is a greater than 10% shareholder.

NOTE 5 – CAPITAL STOCK

Common Stock

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,000,000 shares of common stock and 1,000,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration statement obligation under the Financing Transaction. The Default Notice demanded the issuance of 1,000,000 shares of the Company’s common stock as liquidated damages under the agreement. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. The shares of common stock were issued to the Investors in March and April 2009. In connection with its audited financial statements for the fiscal year ended September 30, 2009, the Company decided to restate its financial statements for the 2008 fiscal year end period to reflect the issuance of these shares as liquidated damages (see NOTE 9 – RESTATEMENT below).

On February 1, 2009, the Company cancelled 19,989 shares returned from Her Village pursuant to an Asset Transfer Agreement.

In May 2009, the Company issued 884,377 shares of common stock and 155,623 warrants as consideration for the acquisition of Globestream. At the same time, the Company cancelled 240,000 common stock then held by Globstream on acquisition.

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

As of March 31, 2010, the Company had 3,272,311 shares issued and outstanding.

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

At March 31, 2010, the Company had warrants issued and outstanding to purchase 67,782 common shares.

2001 Stock Plan

In 2001, the Board of Directors of the Company (the “Board”) adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of March 31, 2010, no options were granted under the Plan.

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

On July 28, 2005, one of the shareholders returned 10,000 shares to the Company, which are treated as treasury stock at the face value and the premium as additional paid-in capital. The shares have been valued at a predecessor cost value of $0.001 per share and were held by the Company. And only 10,000 shares have been returned to the Company. On November 14, 2009, the Board of Directors resolved to cancel and retire these 10,000 shares.

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

Related party payables

We have no related party payables as of March 31, 2010.  The balance of $49,072 at September 30, 2009 was a loan from Oxus (Beijing) Cancer Research Ltd (“Oxus”). Hua Hui, our majority shareholder, is the controlling party of Oxus. The balance was due on demand and bore no interests.

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

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three and six months ended March 31, 2010 and 2009. As the Company had losses, presenting diluted net earnings (loss) per share is considered anti-dilutive. Therefore they are not included in the statement of operations.

:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)	(Restated) (Unaudited)	(Unaudited)	(Restated) (Unaudited)
NET (LOSS) INCOME	$(83,262)	$155,294	$(151,612)	$(2,747,869)
(Loss) income from continuing operations (Numerator)	$(83,262)	$(33,936)	$(151,612)	$1,254,876
Gain (loss) from discontinued operations (Numerator)	$-	$189,230	$-	$(4,002,745)
Weighted average number of common shares outstanding used in earnings per share during the period (Denominator)	3,272,311	325,056	3,272,311	324,712
Net (loss) earnings per share	$(0.03)	$0.48	$(0.05)	$(8.46)
(Loss) earnings per share from continuing operations - basic and diluted	$(0.03)	$(0.10)	$(0.05)	$3.87
Earnings (loss) per share from discontinued operations - basic and diluted	$-	$0.58	$-	$(12.33)

 NOTE 8– COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In December 2009, we relocated our office to a new office lease in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In connection with the sale of our interest in JXHC in March 31, 2009, we are no longer responsible for the Jianxi office lease since such date. As of March 31,

2010, our total future commitments for minimum lease payments are as follows:

Lease commitments
September 30, 2010	$32,003
September 30, 2011	$58,672
September 30, 2012	$12,446
Total	$117,344

Rental expenses for the six months ended March 31, 2010 and 2009 totaled approximately $21,138 and $9,337 respectively.

NOTE 9 – RESTATEMENT

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,000,000 common shares of common stock and 1,000,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration obligations under a registration rights agreement commencing in August 2007. The Default Notice demanded the issuance of 1,000,000 shares of the Company’s common stock for such failure. After due consideration and reasonable deliberation, the Company issued 1,000,000 common shares to the investors in March and April 2009. The Company should have reported probable damages in the fiscal years ended September 30, 2007 and September 30, 2008 pursuant to FSP EITF 00-19-2 (ASC No. 825-20) based on the number of shares to be issued at the stock price at each reporting date since the default date was August 22, 2007. The Company already restated the audited financial statements for the year ended September 30, 2008 to reflect this obligation. As a result, the Company recognized a liability of $1,990,000 as liquidated damages on a registration payment obligation on September 30, 2008. The subsequent reduction in the price of the common stock caused a concurrent reduction of $873,000 in the liability as of March 31, 2009 and resulted in an income of $1,903,000 from the revaluation of liquidated damages for the six months ended March 31, 2009 and $163,000 for the three months ended March 31, 2009.

During this period, the Company decided to restate its financial statements for the three months and six months ended March 31, 2009 to reflect this obligation. The effect of the restatement on the Company’s previously issued financial statements as of March 31, 2009 is as follows:

Restated Balance Sheet

As of March 31, 2009
	As reported	Adjustments	Restated
	(unaudited) (US$)	(US$)	(unaudited) (US$)
Other payables	1,018,849	(873,000)	145,849
Total current liabilities	1,072,462	(873,000)	199,462
Common stock	6,567	(6,239)	328
Additional paid-in capital – common stock	9,592,178	(83,761)	9,508,417
Accumulated deficit	(9,674,598)	963,000	(8,711,598)
Total stockholders' equity	359,381	873,000	1,232,381
Total liabilities and stockholders' equity	1,431,843	-	1,431,843

Restated Statements of Operations

	Three Months Ended March 31, 2009
	As reported	Adjustments	Restated
	(unaudited) (US$)	(US$)	(unaudited) (US$)
Income from revaluation of liquidated damages	-	163,000	163,000
Liquidated damages on registration payment arrangement	(1,050,000)	1,050,000	-
Loss from continuing operations	(1,246,936)	1,213,000	(33,936)
Net Loss (income)	(1,057,706)	1,213,000	155,294
Total comprehensive loss	(1,271,850)	1,213,000	(58,850)
Weighted average number of common shares outstanding – basic and diluted	325,056		325,056
Loss per share from continuing operations- basic and diluted	(3.84)		(0.10)
Earnings per share from discontinued operations- basic and diluted	0.58		0.58

	Six Months Ended March 31, 2009
	As reported	Adjustments	Restated
	(US$)	(US$)	(US$)
Income from revaluation of liquidated damages	-	1,903,000	1,903,000
Liquidated damages on registration payment arrangement	(1,050,000)	1,050,000	-
Loss (income) from continuing operations	(1,698,124)	2,953,000	1,254,876
Net loss	(5,700,869)	2,953,000	(2,747,869)
Total comprehensive loss	(5,892,925)	2,953,000	(2,939,925)
Weighted average number of common shares outstanding – basic and diluted	325,056		325,056
(Loss) earnings per share from continuing operations- basic and diluted	(5.20)		3.87
Loss per share from discontinued operations- basic and diluted	(12.33)		(12.33)

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

On January 3, 2008, in order to divest from our traditional advertising business and focus on our new mobile phone-based marketing and advertising business, we entered into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") to sell Beijing Asia Hongzhi Advertising (“BAHA”), a company organized under the laws of the PRC and its wholly-owned Chinese subsidiaries ("BAHA Group"). We sold the BAHA Group to Fanya for a total consideration of $4.8 million which was completed on January 10, 2008.

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

As previously disclosed, on August 1, 2009, we entered into the agreement with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Under the agreement, we received the commercial income rights to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). In the PRC, local and central governments own all of the real property, however, they grant land use rights to third parties. Hua Hui owns the land use rights to the Project, and granted the commercial income rights to the Project to us under our agreement. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.  As described in Our Current Business Strategy below, we intend to market and sell commercial rights to the Project and to provide consulting and marketing services to the real estate industry in the PRC..

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC.As a result of the transaction with Hua Hui, our new business goal is to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We also expect to expand our business by using existing resources and know how of our affiliates and other parties to: 1) consult with developers and assist them to acquire prime land from local governments for development projects and/or 2) act as an independent marketing arm for the developer’s real estate projects. These projects may be Hua Hui generated projects or third party projects. With Hua Hui and its affiliates as our anchor client(s), we expect to generate revenues from: 1) the sale of the Project; 2) marketing commission on over 100,000 square meters of mixed use real estate scheduled to be developed in 2012 on sites located in Shaanxi and Hunan provinces currently held by the Beijing Hua Hui Corporation; 3) future development projects that the Beijing Hua Hui Corporation is currently negotiating at Huang Shan Mountain, the Yabuli Ski resort, the Thousand Lakes area of Zhejiang province, Sanya, located in Hainan Province, and Hangzhou, located in Zhejiang Province. We will seek to leverage our relationships with Hua Hui and its affiliates and promote our services to other developers of tourism projects throughout the country.

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

We will not be engaged in the actual sale transaction, rather, we expect developers, including Hua Hui, to perform the actual unit sales. We expect to be compensated from developers, including Hua Hui, on a commission basis ranging from 2% to 5% of the project sales. With respect to the Project, we will be responsible for project marketing and Hua Hui will perform the actual unit sales. We expect to pay Hua Hui a sales commission of between 8% to 10% of sales and the remainder of the selling price will be retained by us.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

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

The Project when completed will be the site of a total 128 apartments, of which we will have the commercial rights to 64 units. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($805 USD) per square meter to RMB 6,500 ($950 USD) per square meter. We expect to begin pre-completion marketing efforts in the mid-calendar 2010. In this regard, we have initiated outdoor advertisements; printed sales brochures; visited with potential buyers; commenced website design for the Project; and built a sales center with respect to the Project. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size.

Our budget for the next 12 month is approximately $1,100,000 in working capital for the next 12 months, of which $600,000 is working capital for our executive offices, and $500,000 is working capital to launch our new business. Working capital for our executive offices is comprised of $250,000 in salaries and related personnel costs, $200,00 in professional fees, $100,000 for executive office rent, and $50,000 in miscellaneous expenses. Working capital to launch our new business is comprised of $200,000 for data and market research expenses, $150,000 for travel expenses, and $150,000 for marketing and public relationship related expenses. We expect to generate revenues from the sale of the apartment units in the third quarter of calendar year 2010 provided that we have funds available for the marketing of the Project. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Total Revenues and Gross Margin

For the three month period ended March 31, 2010, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2009, we had no revenues from operations or gross profit attributable to our mobile phone based business.

Income (Loss) from Operations

During the three months ended March 31, 2010, we incurred general and administrative expenses of $78,755 compared with $149,873 for the three months ended March 31, 2009. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $2,459 in depreciation and amortization for the three months ended March 31, 2010 compared with $46,834 for the comparable three months ended March 31, 2009. Our loss from operations for the three months ended March 31, 2010 was $81,214 compared to $196,707 for the three months ended March 31, 2009. The difference between the periods is due to lower depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the three months ended March 31, 2010 is $2,048, which is the interest expense for the period. For the corresponding period in year 2009, other income mainly includes an income of $ 162,771 from revaluation of liquidated damages as discussed in Note 9.

Loss Before Income Taxes from Continuing Operations

Our loss from continuing operations was $83,262 for the three months ended March 31, 2010 compared to a loss of $33,936 for the three months ended March 31, 2009. The difference is due to the reasons discussed above.

Loss from Discontinued Operations

Loss from discontinued operations was $0 for the three months ended March 31, 2010. However, during the comparable period in 2009, we had a gain of $189,230, net of tax, on the disposal of a subsidiary attributable to the sale of our 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunications which was effective as of March 31, 2009.

Net (Loss) Income

As a result of the foregoing, our net loss was $83,262 for the three months ended March 31, 2010 compared to an income of $155,294 for the three months ended March 31, 2009.

Comprehensive Loss .

During three months ended March 31, 2010, we had a foreign currency translation loss of $92 compared with a loss of $214,144 for the three months ended March 31, 2009. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a comprehensive loss of $83,355 for the three months ended March 31, 2010 compared with a comprehensive loss of $58,850 for the comparable three months ended March 31, 2009.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

For the six month period ended March 31, 2010, we were developing our new business strategy discussed above. As a result, we had no revenues from operations. During the comparable period in 2009, we had no revenues from operations or gross profit attributable to our mobile phone based business.

Income (Loss) from Operations

During the six months ended March 31, 2010, we incurred general and administrative expenses of $145,497 compared with $372,927 for the six months ended March 31, 2009. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $2,857 in depreciation and amortization for the six months ended March 31, 2010 compared with $184,234 for the comparable six months ended March 31, 2009. Our loss from operations for the six months ended March 31, 2010 was $148,354 compared to a loss of $557,160 for the six months ended March 31, 2009. The difference between the periods is due to lower depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other net expense for the six months ended March 31, 2010 was $3,258, which was the accrued interest for the period. For the six month period ended March 31, 2009, we had an income of $1,903,000 from revaluation of liquidated damages. Please refer to Note 9 for more information.

Loss Before Income Taxes from Continuing Operations

Our loss from continuing operations was $151,612 for the six months ended March 31, 2010 compared to a loss of $1,254,876for the six months ended March 31, 2009 for the reasons discussed above.

Loss from Discontinued Operations

Loss from discontinued operations was $0 for the six months ended March 31, 2010 compared to a loss of $4,002,745 for the six months ended March 31, 2009 for the reasons discussed above.

Net Loss

As a result of the foregoing, our net loss was $151,612 for the six months ended March 31, 2010 compared to a loss of $2,747,869 for the six months ended March 31, 2009.

Comprehensive Loss

During six months ended March 31, 2010, we had a foreign currency translation loss of $109 compared to a translation loss of $192,056 for the six months ended March 31, 2009. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the above, we had a comprehensive loss of $151,722 for the six months ended March 31, 2010 compared with a comprehensive loss of $2,939,925 for the six months ended March 31, 2009.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the six months ended March 31, 2010 and 2009:

	Six Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(213,327)	$(683,333)
Net cash provided by (used in) investing activities	$(29,533)	$878,068
Net cash provided by financing activities	$301,847	$86,627
Effect of exchange rate fluctuations on cash and cash equivalents	$(1,723)	$(249,819)
Net decrease in cash from discontinued operations	$-	$(18,993)
Net increase in cash from continuing operations	$57,264	$31,543
Cash and cash equivalents (closing balance)	$83,688	$55,330

The net cash used in operating activities for the six months ended March 31, 2010 was $213,327, compared with net cash used in operating activities of $683,333for the six months ended March 31, 2009. The difference is due to the reduction of general and administrative expenses discussed above during the six months ended March 31, 2010.

The net cash used in investing activities for the six month ended March 31, 2010 was $29,533, compared with net cash provided by investing activities of $878,068 for the six month ended March 31, 2009.  The cash decrease difference of $907,601 is primarily caused by the proceeds from the sale of plant and equipment and reduction in related party receivables in the 2009 period.

The net cash provided by financing activities for the six month ended March 31, 2010 was $301,847, compared with net cash provided by financing activities of $86,627 for the six month ended March 31, 2009. The difference of $215,220 is mainly due to increased shareholder loans for the six months ended March 31, 2010.

The effect of the exchange rate on cash was a loss of $1,723 for the six months ended March 31, 2010, compared with a loss of $249,819 for the six months ended March 31, 2009. The difference is due to reduction in foreign currency transactions.

The difference in the closing balance of cash and cash equivalents for the six months ended March 31, 2010 and 2009 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui , our largest shareholder,. However, we do not have any agreements, arrangements or commitments with or guarantees from any party, including our largest shareholder, to provide funding to us. We can not guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may force us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may include equity conversions of outstanding loans, will likely create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

Our capital budget for the next 12 months is as follows:

•

$ 600,000 for our executive offices expenditures, which includes $250,000 in salaries and related costs of personnel, $200,000 in professional fees, $100,000 in executive office rent, and $50,000 in miscellaneous office expenditures.

•

$500,000 for costs related to the launch of our consulting and marketing business. This amount is comprised of $200,000 for data and market research expenses, $150,000 for travel expenses, and $150,000 for marketing and public relationship related expenses.

We expect to generate revenues from the sale of the apartment units in the third quarter of calendar year 2010 provided that we have funds available for the marketing of the Project. Thereafter, the Company believes that revenues from the Project will be sufficient to support our consulting and marketing business for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

The Company relocated its offices in December 2009 by terminating its then outstanding office lease, and entering into a new lease in Beijing on December 11, 2009. The monthly rental payment under the terminated lease was $2,676 and under the new lease, the monthly rental is $5,333. The lease expense for the three months ended March 31, 2010 amounted to $13,056 and the total lease commitment for our current fiscal year period is $58,672.

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

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 (ASC No 740), "Accounting for Income Taxes," as described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive income. There is no income tax expenses during the three months ended March 31, 2010 and 2009 due to the net loss incurred.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: May 12, 2010	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer
Date: May 12, 2010	By:	/s/Xiaojun He
Xiaojun He Chief Financial Officer