Form 10-Q
period 2010-06-30
China Grand Resorts, Inc.
filed 2010-08-12
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2010: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Currency expressed in United States Dollars (“US$”))
	As of
	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,576	$26,424
Other receivables	20,432	7,751
Total Current Assets	168,008	34,175

Property and equipment, net	32,323	6,809
Intangible assets, net	1,314	-
	$201,645	$40,984

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Other payables	$20,956	$106,491
Shareholders payable	583,013	65,281
Related party payables	-	49,072
Total Current Liabilities	603,969	220,844

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock ($.001 par value, 1,750,000,000 shares authorized, 3,272,311 shares issued and outstanding as of June 30, 2010 and September 30, 2009)	3,272	3,272
Additional paid-in capital – common stock	9,346,133	9,346,143
Additional paid-in capital – warrants	752,907	752,907
Accumulated other comprehensive income	63,561	65,152
Accumulated deficit	(10,568,198)	(10,347,324)
Treasury stock	-	(10)
Total Stockholders' Deficiency	(402,325)	(179,860)
	$201,645	$40,984

See notes to consolidated financial statements

 CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”))

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(restated) (unaudited	(unaudited)	(restated) (unaudited)
CONTINUING OPERATIONS
OPERATING EXPENSES
General and administrative expenses	$64,113	$236,913	$209,610	$609,839
Depreciation and amortization	1,643	37,976	4,500	222,210

LOSS FROM OPERATIONS	(65,755)	(274,889)	(214,110)	(832,049)

OTHER INCOME (EXPENSE)
Interest (expense) income	(3,116)	85	(6,374)	4,688
Income from revaluation of liquidated damages	-	-	-	1,903,000
Impairment loss on intangible assets	-	-	-	(95,568)
Other income(expense)	(390)	206	(390)	206

(LOSS) INCOME BEFORE INCOME TAX EXPENSE FROM CONTINUING OPERATIONS	(69,262)	(274,598)	(220,874)	980,277
Income tax expenses	-	-	-	-
(LOSS) INCOME FROM CONTINUING OPERATIONS	(69,262)	(274,598)	(220,874)	980,277
DISCONTINUED OPERATIONS
Impairment loss on goodwill due to disposal	-	-	-	(4,172,981)
Loss from discontinued operations	-	(713)	-	(19,706)
Gain on disposal of discontinued operations	-	-	-	189,230
LOSS FROM DISCONTINUED OPERATIONS	-	(713)	-	(4,003,457)

NET LOSS	(69,262)	(275,311)	(220,874)	(3,023,180)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(1,482)	28,416	(1,591)	(163,640)

TOTAL COMPREHENSIVE LOSS	$(70,744)	$(246,895)	$(222,466)	$(3,186,820)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	381,042	3,272,311	343,056
Net loss per share – basic and diluted	$(0.021)	$(0.723)	$(0.067)	$(8.812)
(Loss) earnings per share from continuing operations -basic and diluted	$(0.021)	$(0.721)	$(0.067)	$2.857
Loss per share from discontinued operations -basic and diluted	$-	$(0.002)	$-	$(11.67)

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

	Nine Months Ended June 30,
	2010	2009
	(Unaudited)	(Restated) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(220,874)	$(3,023,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,500	222,210
Impairment loss on goodwill and intangible assets	-	4,268,550
Income from revaluation of liquidated damages	-	(1,903,000)
Loss from discontinued operations	-	19,706
Gain on disposal of discontinued operations	-	(189,230)
Changes in operating assets and liabilities
Other receivables	(12,681)	(25,685)
Other payables	(85,535)	(86,639)

Net cash used in operating activities	(314,590)	(717,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,578)	-
Proceeds from sale of property and equipment	-	307,464
Purchase of intangible assets	(1,577)	-
Collection from related parties	-	493,945

Net cash (used in) provided by investing activities	(31,155)	801,409

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to related parties	(49,072)	-
Increase in loan from shareholders	517,733	-
Net cash provided by financing activities	468,661	-

Effect of exchange rate fluctuation on cash and cash equivalents	(1,765)	(68,407)

NET INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	121,152	15,734
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(13,084)
NET INCREASE IN CASH AND CASH EQUIVALENTS	121,152	2,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,424	42,780
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,576	$45,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Liquidated damage share issued	$-	$87,000

See notes to consolidated financial statements

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resort, Inc. (f.k.a Asia Premium Television Group, Inc) and its subsidiaries (“CGND”, the “Company,” “we,” “us,” or “our”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2009 filed on January 13, 2010. Operating results for the three months and nine months ended June 30, 2010, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Apartment Complex consists of a total of 215,000 square meters that sits on an approximately 3.6 acre piece of land. The Project when completed will be the site of a total 128 apartments, of which we will have the commercial rights to approximately 64 units. The Project is currently under development by Hua Hui. In exchange, we agreed to issue to Hua Hui 55,487,805 shares of our common stock valued at US$0.12 per share (the closing price of the Company’s common stock on the transaction date) for a total stock value of RMB 45,500,000 (or US$6,658,536), and transferred to Hua Hui certain other company assets valued at approximately RMB 4,500,000 (US$658,241.18). These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of us. On September 8, 2009, we issued 16,646,342 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 38,841,463 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among our company, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.77% Company’s outstanding shares.

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

Basis of Presentation - Going Concern and Management Plan

The Company’s consolidated financial statements are prepared using the accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2010, the Company had an accumulated deficit totaling $10,568,198 and negative working capital of $435,961. The Company suffered a loss of $69,262 for the three months ended June 30, 2010 which is mainly due to the lack of revenues and the occurrence of general and administrative expenses for such period. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with its August 1, 2009 agreement with Hua Hui, the Company sold to Hua Hui its equity interest in GlobStream and certain other Company assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd.

As a result of the transaction with Hua Hui, we will receive the commercial income rights to the Project. In addition, we planned on becoming a leading specialty real estate sales company in China for tourism developments. However, due to recent legislation and other governmental measures affecting real estate development in the PRC, the Company currently is assessing the impact of such legislation on its proposed real estate consulting and marketing business (see Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations – Our Current Business Strategy).

The Company is actively pursuing additional capital in an effort to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop its new business strategy. The Company’s working capital requirements for the next 12 month is approximately $600,000 (please refer to “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations - Capital Requirements For The Next 12 Months”) Management is hopeful that it will receive sufficient funding to allow the Company to continue its operations through the fiscal year.

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

Revenue Recognition

The Company relies on SEC Staff Accounting Bulletin: No. 104 "Revenue Recognition in Financial Statements" ("SAB 104") (ASC No 605) to recognize our revenue. SAB 104 in establishing our accounting policy states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 (ASC No 740), "Accounting for Income Taxes," as described in Note 9 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. The Company records a valuation allowance to reduce the deferred tax assets to the amount that it believes is more likely than not to be realized. In the event the Company was to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if the Company determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. The Company records income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in the consolidated statements of operations and comprehensive loss. There is no income tax expenses during the three months and nine months ended June 30, 2010 and 2009 due to the net loss incurred.

Recently issued Accounting Pronouncements

FASB Establishes Accounting Standards Codification

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events, whose effective date is for interim or annual reporting periods ending after June 15, 2010. As a result, ASU No. 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated; In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the companies’ 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Companies expects that the adoption of the above updates issued in the year 2010 will not have any significant impact on its financial position and results of operations.

NOTE 2 –PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation and amortization:

	June 30 2010	September 30 2009
	(Unaudited)
Office equipment	$19,810	$8,879
Leasehold improvement	18,647	-
Less: accumulated depreciation and amortization	6,134	2,070
	$32,323	$6,809

Depreciation and amortization expenses for the three months ended June 30, 2010 and 2009 were $1,643 and $37,976 respectively, and for the nine months ended June 30, 2010 and 2009, depreciation and amortization expenses were $4,500 and $222,210 respectively.

NOTE 3 – OTHER PAYABLES

The following table summarizes other payables:

	June 30, 2010	September 30, 2009
	(Unaudited)

Other payables	$20,956	$106,491

As of June 30, 2010 and September 30, 2009, the balances of other payables mainly include audit fees and other office expenses payables.

NOTE 4—STOCKHOLDERS PAYABLE

The balance of stockholders payable is summarized as follows:

	June 30, 2010	September 30, 2009
	(Unaudited)
Redrock Capital Venture Limited	$100,280	$65,281
Beijing Hua Hui Hengye Investment Limited	482,733	-
	$583,013	$65,281

Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of June 30, 2010, the amounts due to Redrock is $100,280, which amounts is due on demand and bears no interest. Commencing in October 2009, we began receiving loans from Beijing Hua Hui Hengye Investment Limited. As of June 30, 2010, the amount is $482,733. The amounts due to Hua Hui are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date. Hua Hui is a majority shareholder and Redrock is a greater than 5% shareholder.

NOTE 5 – CAPITAL STOCK

Common Stock

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 1,000,000 shares of common stock and 1,000,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration statement obligation under the Financing Transaction. The Default Notice demanded the issuance of 1,000,000 shares of the Company’s common stock as liquidated damages under the agreement. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 100,000 shares of the Company’s common stock, which represented a total of 1,000,000 shares. The shares of common stock were issued to the Investors in March and April 2009. In connection with its audited financial statements for the fiscal year ended September 30, 2009, the Company decided to restate its financial statements for the 2008 fiscal year end period and each quarter in 2009 fiscal year to reflect the issuance of these shares as liquidated damages (see NOTE 9 – RESTATEMENT below).

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

Effective on November 16, 2009, we effected a 20 for 1 reverse split of our issued and outstanding common stock. This reverse stock split already gave retroactive effect in the computation of basic and diluted EPS for all period presented accordingly.

As of June 30, 2010, the Company had 3,272,311 shares issued and outstanding.

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

At June 30, 2010, the Company had warrants issued and outstanding to purchase 67,782 common shares.

2001 Stock Plan

In 2001, the Board of Directors of the Company (the “Board”) adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board is empowered to grant stock options to employees, consultants, officers, and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provisions and whether the options will qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 2,000. As of June 30, 2010, no options were granted under the Plan.

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

NOTE 6 – RELATED PARTY TRANSACTIONS AND BALANCES

Shareholders payable

Commencing in October 2009, we began receiving loans from Beijing Hua Hui Hengye Investment Limited. As of June 30, 2010 and September 30, 2009, the balance is $482,733 and $0, respectively. The amounts due to Hua Hui are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date. Hua Hui is a majority shareholder of the Company (See Note 4).

Related party payables

We have no balance of related party payables as of June 30, 2010. The balance of $49,072 at September 30, 2009 was a loan from Oxus (Beijing) Cancer Research Ltd (“Oxus”). Hua Hui, our majority shareholder, is the controlling party of Oxus. The balance was due on demand and bore no interests.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The Company accounts for Earnings (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 (ASC No. 260), “Earnings Per Share”, which requires the Company to present basic income per share and dilutive income per share. Basic earnings (loss) per share includes no dilution and is computed by dividing (loss) income available to common stockholders by the weighted average number of common shares outstanding for the periods.

The following data show the amounts used in computing earnings (loss) per share and the weighted average number of shares for the three and nine months ended June 30, 2010 and 2009. As the Company had losses, presenting diluted net earnings (loss) per share is considered anti-dilutive. Therefore they are not included in the statement of operations.

:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Restated) (Unaudited)	(Unaudited)	(Restated) (Unaudited)
NET LOSS	$(69,262)	$(275,311)	$(220,874)	$(3,023,180)
(Loss) income from continuing operations (Numerator)	(69,262)	(274,598)	(220,874)	980,277
Loss from discontinued operations (Numerator)	-	(713)	-	(4,003,457)
Weighted average number of common shares outstanding used in earnings (loss) per share during the period (Denominator)	3,272,311	381,042	3,272,311	343,056
Net loss per share - basic and diluted	$(0.021)	$(0.723)	$(0.067)	$(8.812)
(Loss) earnings per share from continuing operations - basic and diluted	$(0.021)	$(0.721)	$(0.067)	$2.857
Loss per share from discontinued operations - basic and diluted	$-	$(0.002)	$-	$(11.670)

 NOTE 8– COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In December 2009, we relocated our office to a new office lease in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In connection with the sale of our interest in JXHC in March 31, 2009, we are no longer responsible for the Jianxi office lease since such date. As of June 30, 2010, our total future commitments for minimum lease payments are as follows:

Lease commitments
September 30, 2010	$15,999
September 30, 2011	58,672
September 30, 2012	12,446
Total	$87,117

Rental expenses for the three months ended June 30, 2010 and 2009 was $15,999 and $ 44,109, and for the nine months ended June 30, 2010 and 2009, the rental expenses totaled approximately $37,137 and $53,446 respectively.

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

Pursuant to FSP EITF 00-19-2 (ASC No. 825-20), the Company should have reported probable damages for fiscal years ended September 30, 2007 and September 30, 2008 since the default date, which was August 22, 2007. The damages are based on the number of shares to be issued at the stock price at each reporting date.  However, the Company did not record the probable damages until the shares were issued, and recorded a loss of $250,000 liquidated damages for the nine months ended June 30, 2009.

The damage for the year ended September 30, 2007 and September 30, 2008 should have been $1,281,150 and $708,850, respectively. As of June 30, 2010, the obligation was settled by issuing all the required shares. The subsequent reduction in the price of the common stock since September 30, 2008 resulted in an income of $1,903,000 from the revaluation of liquidated damages for the nine months ended June 30, 2009, however, there is no income or loss recognized from the revaluation of liquidated damages for the three months ended June 30, 2009 because the stock price kept same during these three months. This also brings the impact in the amount of additional paid-in capital.  The effect of the restatement on the Company’s previously issued financial statements as of June 30, 2009 is as the following schedules.

The restatement for annual period ended September 30, 2008 has been made in its audited financial statements for the annual period ended September 30, 2009 to reflect this obligation.  The restatement for each quarter in fiscal 2009 has been made in each quarterly unaudited financial statement in fiscal 2010.

Restated Balance Sheet

As of June 30, 2009
	As reported	Adjustments	Restated
	(unaudited) (US$)	(US$)	(unaudited) (US$)
Common stock	8,112	(7,706)	406
Additional paid-in capital – common stock	9,779,853	(155,294)	9,624,559
Accumulated deficit	(9,149,909)	163,000	(8,986,909)
Total stockholders' equity	1,109,332	-	1,109,332
Total liabilities and stockholders' equity	1,380,505	-	1,380,505

Restated Statements of Operations and Comprehensive loss

	Three Months Ended June 30, 2009
	As reported	Adjustments	Restated
	(unaudited) (US$)	(US$)	(unaudited) (US$)
Liquidated damages on registration payment arrangement	800,000	(800,000)	-
Income (loss) from continuing operations	525,402	(800,000)	(274,598)
Net income (loss)	524,689	(800,000)	(275,311)
Total comprehensive income ( loss)	553,105	(800,000)	(246,895)
Weighted average number of common shares outstanding – basic and diluted	381,042		381,042
Net income (loss) per share – basic and diluted	1.377		(0.723)
Earnings (loss) per share from continuing operations- basic and diluted	1.379		(0.721)

	Nine Months Ended June 30, 2009
	As reported	Adjustments	Restated
	(US$)	(US$)	(US$)
Income from revaluation of liquidated damages	-	1,903,000	1,903,000
Liquidated damages on registration payment arrangement	(250,000)	250,000	-
Loss (income) from continuing operations	(1,172,723)	2,153,000	980,277
Net loss	(5,176,180)	2,153,000	(3,023,180)
Total comprehensive loss	(5,339,820)	2,153,000	(3,186,820)
Weighted average number of common shares outstanding – basic and diluted	343,056		343,056
Net loss per share – basic and diluted	(15.088)		(8.812)
(Loss) earnings per share from continuing operations- basic and diluted	(3.418)		2.857

NOTE 10 – SUBSEQUENT EVENTS

There are no events that have occurred subsequent to the date of the financial statements that in the Company's management opinion would require adjustment or disclosure in these statements.

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

As previously disclosed, on August 1, 2009, we entered into the agreement with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Under the agreement, we received the commercial income rights to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). In the PRC, local and central government own all of the real property, however, they grant land use rights to third parties. Hua Hui owns the land use rights to the Project, and granted the commercial income rights to the Project to us under our agreement. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.  As described in Our Current Business Strategy below, we intend to market and sell commercial rights to the Project and to provide consulting and marketing services to the real estate industry in the PRC..

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC.As a result of the transaction with Hua Hui, our new business goal is to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We used to expect to expand our business by using existing resources and know how of our affiliates and other parties to engage in providing consulting and marketing services to real estate developers. But due to the adverse impact of the new real estate policies announced by the State Council which aim to bring the overheating real estate prices back to normality, the Company decided not to engage in these businesses. In the future, the Company may seek to engage in some other business that related to real estate, such as continuing care retirement communities.

With respect to the Project, we will be responsible for project marketing and Hua Hui will perform the actual unit sales. We expect to pay Hua Hui a sales commission of not less than 5‰ of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters that sits on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and is expected to be completed on December 31, 2010. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 50% completed. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be the site of a total 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($805 USD) per square meter to RMB 6,500 ($950 USD) per square meter. The units when sold will be unfurnished. We began pre-completion marketing efforts in the mid-calendar 2010. In this regard, we have initiated outdoor advertisements; printed sales brochures; visited with potential buyers; commenced website design for the Project; and currently, a sales center and several model units with respect to the Project are being constructed by Hua Hui and are expected to be completed in late August. Potential buyers can tour then these models to gain a appreciation of the design, structure and appearance of the units. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 5‰ of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units.

Due to the fact that we have suspended our real estate sales consulting and marketing business, our working capital budget for the next 12 months has been reduced from $1,100,000 to approximately $600,000 which relate principally to costs of our executive offices. This amount is comprised of $250,000 in salaries and related personnel costs, $200,00 in professional fees, $100,000 for executive office rent, and $50,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units in the third quarter of calendar year 2010. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Total Revenues and Gross Margin

For the three month period ended June 30, 2010, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2009, we had no revenues from operations or gross profit attributable to our mobile phone based business.

Loss from Operations

During the three months ended June 30, 2010, we incurred general and administrative expenses of $64,113 compared with $236,913 for the three months ended June 30, 2009. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $1,643 in depreciation and amortization for the three months ended June 30, 2010 compared with $37,976 for the comparable three months ended June 30, 2009, the difference is due to the disposal of the fixed assets in the beginning of the fiscal year. Our loss from operations for the three months ended June 30, 2010 was $65,755 compared to $274,889 for the three months ended June 30, 2009. The difference between the periods is due to lower depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the three months ended June 30, 2010 is $3,506, which mainly is the interest expense for the period. For the corresponding period in year 2009, other income is $291 which includes an interest income of $85.

Loss Before Income Taxes from Continuing Operations

Our loss from continuing operations was $69,262 for the three months ended June 30, 2010 compared to a loss of $274,598 for the three months ended June 30, 2009. The difference is due to the reasons discussed above.

Net Loss

As a result of the foregoing, our net loss was $69,262 for the three months ended June 30, 2010 compared to a loss of $275,311 for the three months ended June 30, 2009.

Comprehensive Loss

During three months ended June 30, 2010, we had a foreign currency translation loss of $1,482 compared with an income of $28,416 for the three months ended June 30, 2009. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $70,744 for the three months ended June 30, 2010 compared with a total comprehensive loss of $246,895 for the comparable three months ended June 30, 2009.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Total Revenues and Gross Margin

For the nine month period ended June 30, 2010, we were developing our new business strategy discussed above. As a result, we had no revenues from operations. During the comparable period in 2009, we had no revenues from operations or gross profit attributable to our mobile phone based business.

Loss from Operations

During the nine months ended June 30, 2010, we incurred general and administrative expenses of $ 209,610 compared with $609,839 for the nine months ended June 30, 2009. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $4,500 in depreciation and amortization for the nine months ended June 30, 2010 compared with $222,210 for the comparable nine months ended June 30, 2009, the difference is due to the disposal of the fixed assets in the beginning of the fiscal year. Our loss from operations for the nine months ended June 30, 2010 was $214,110 compared to a loss of $832,049 for the nine months ended June 30, 2009. The difference between the periods is due to lower depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other net expense for the nine months ended June 30, 2010 was $6,764, which mainly was the accrued interest for the period. For the nine month period ended June 30, 2009, we had a net income of $1,812,326 mainly from revaluation of liquidated damages. Please refer to Note 9 for more information.

Loss (Income) Before Income Taxes from Continuing Operations

Our loss from continuing operations was $220,874 for the nine months ended June 30, 2010 compared to an income of $980,277 for the nine months ended June 30, 2009 for the reasons discussed above.

Loss from Discontinued Operations

Loss from discontinued operations was $0 for the nine months ended June 30, 2010 compared to a loss of $4,003,457 for the nine months ended June 30, 2009 on the disposal of subsidiary and impairment loss on goodwill.

Net Loss

As a result of the foregoing, our net loss was $220,874 for the nine months ended June 30, 2010 compared to a loss of $3,023,180 for the nine months ended June 30, 2009.

Comprehensive Loss

During nine months ended June 30, 2010, we had a foreign currency translation loss of $1,591 compared to a translation loss of $163,640 for the nine months ended June 30, 2009. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the above, we had a comprehensive loss of $222,466 for the nine months ended June 30, 2010 compared with a comprehensive loss of $3,186,820 for the nine months ended June 30, 2009.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the nine months ended June 30, 2010 and 2009:

	Nine Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(314,590)	$(717,268)
Net cash (used in) provided by investing activities	$(31,155)	$801,409
Net cash provided by financing activities	$468,661	$-
Effect of exchange rate fluctuations on cash and cash equivalents	$(1,765)	$(68,407)
Net decrease in cash from discontinued operations	$-	$(13,084)
Net increase in cash from continuing operations	$121,152	$15,734
Cash and cash equivalents (closing balance)	$147,576	$45,430

The net cash used in operating activities for the nine months ended June 30, 2010 was $314,590 , compared with net cash used in operating activities of $717,268 for the nine months ended June 30, 2009. The difference of $402,678 is due to the reduction of general and administrative expenses discussed above during the nine months ended June 30, 2010.

The net cash used in investing activities for the nine month ended June 30, 2010 was $31,155, compared with net cash provided by investing activities of $801,409 for the nine month ended June 30, 2009.  The difference of $832,564 is primarily caused by the proceeds from the sale of plant and equipment and collection of loans from a related party in the 2009 period.

The net cash provided by financing activities for the nine month ended June 30, 2010 was $468,661, compared with net cash provided by financing activities of $0 for the nine month ended June 30, 2009. The difference of $468,661 is mainly due to increased shareholder loans for the nine months ended June 30, 2010.

The effect of the exchange rate on cash was a loss of $1,765 for the nine months ended June 30, 2010, compared with a loss of $68,407 for the nine months ended June 30, 2009. The difference is due to reduction in foreign currency transactions.

The difference between the closing balance of cash and cash equivalents for the nine months ended June 30, 2010 and 2009 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder,.

However, we do not have any agreements, arrangements or commitments with or guarantees from any party, including our largest shareholder, to provide funding to us. We cannot guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may force us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may include equity conversions of outstanding loans, will likely create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

Our capital budget for the next 12 months is as follows:

•

$ 600,000 for our executive offices expenditures, which includes $250,000 in salaries and related costs of personnel, $200,000 in professional fees, $100,000 in executive office rent, and $50,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units in the third quarter of calendar year 2010. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

The Company relocated its offices in December 2009 by terminating its then outstanding office lease, and entering into a new lease in Beijing on December 11, 2009. The monthly rental payment under the terminated lease was $2,676 and under the new lease, the monthly rental is $5,333. The lease expense for the three months ended June 30, 2010 amounted to $15,999 and the total lease commitment for our current fiscal year period is $15,999.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Establishes Accounting Standards Codification

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events, whose effective date is for interim or annual reporting periods ending after June 15, 2010. As a result, ASU No. 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated; In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the companies’ 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This Update amends ASC 820 subtopic 10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends ASC 820 subtopic 10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Companies expects that the adoption of the above updates issued in the year 2010 will not have any significant impact on its financial position and results of operations.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 104 "Revenue Recognition in Financial Statements" ("SAB 104") (ASC No605) to recognize our revenue. SAB 104 in establishing our accounting policy states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 (ASC No 740), "Accounting for Income Taxes," as described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses during the three months and nine months ended June 30, 2010 and 2009 due to the net loss incurred.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: August 12, 2010	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer
Date: August 12, 2010	By:	/s/Xiaojun He
Xiaojun He Chief Financial Officer