Form 10-K
period 2010-09-30
China Grand Resorts, Inc.
filed 2011-01-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 033-33263

CHINA GRAND RESORTS, INC

 (Name of small business issuer in its charter)

Nevada	62-1407521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
RM 905, Reignwood Center No.8 Yong’an Dongli Jianguomen Outer Street, Chaoyang District Beijing, 100022, People’s Republic of China (Address of principal executive offices) (Zip Code)

86-10-8528-8755

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

Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]   No  [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $92,430.60 as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price per share on such date of $0.3 (post split adjusted).

As of January 13, 2011, the registrant had 3,272,311 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

CHINA GRAND RESORTS, INC.

TABLE OF CONTENTS

	PART I
ITEM 1.	Business	5
ITEM 1A.	Risk Factors	8
ITEM 1B.	Unresolved Staff Comments	13
ITEM 2.	Properties	13
ITEM 3.	Legal Proceedings	13
ITEM 4.	Submission of Matters to a Vote of Security Holders	13

	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of	13
	Equity Securities
ITEM 6.	Selected Financial Data	14
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 8.	Financial Statements and Supplementary Data	19
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
ITEM 9A.	Controls and Procedures	19
ITEM 9B.	Other Information	20

	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	21
ITEM 11.	Executive Compensation	22
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	23
	Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	24
ITEM 14.	Principal Accounting Fees and Services	24
ITEM 15.	Exhibits, Financial Statement Schedules	25

SIGNATURES		25
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
EX-32.1 CERTIFICATION OF CEO PURSUANT TO SEC 906
EX-32.2 CERTIFICATION OF CFO PURSUANT TO SEC 906

FORWARD-LOOKING STATEMENTS NOTICE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” appearing elsewhere in this Annual Report, as well as the following:

•	our ability to implement and execute our current business plan, including the ability to sell apartment units;

•	the economic conditions in the Changde market, the location of the apartment units and elsewhere in the PRC for our business,

•	our reliance on our major shareholders ;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to raise additional funds to execute our new business plan ;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	other matters discussed in this Annual Report generally.

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

In June 2001, we acquired American Overseas Investment Co., Ltd. (“AOI”), a company incorporated in Macau, of the People’s Republic of China (“PRC” or “China”). With our acquisition of AOI, we began to focus our business on acquiring and developing companies with the goal of building a broad network of media, marketing and advertising companies in the People’s Republic of China (PRC). On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business at the time.

In July 2004, we completed the acquisition of 100% of Beijing Asia Hongzhi Advertising (“BAHA”), a company organized under the laws of the PRC, and its wholly-owned subsidiaries.  In July 2004, we also completed the acquisition of 100% of BAHA’s another subsidiary, Beijing Hongzhi Century Advertising (“BHCA”), a company organized under the laws of the PRC. As a result of these transactions, we became engaged in advertising production, and media consultation providing marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC. In September 2005, we sold our interest in AOI to an unaffiliated third party.

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

On December 31, 2007, the Company entered into an agreement with Nanchang Hongcheng Mansion Limited, an unaffiliated company, to acquire a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of mobile minutes in Jiangxi Province. As consideration, we paid the seller RMB 2 million (approximately $282,486).

On January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. (“Union Max”) to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. On that same date, we divested our traditional advertising business by entering into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") whereby we sold BAHA and its wholly-owned Chinese subsidiaries BHCA ("BAHA Group"). We sold the BAHA Group to Fanya for a total consideration of $4.8 million which was completed on January 10, 2008.  Under the agreement with Union Max, we paid them the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association ("CMCA"). CMCA is China's leading association of telecommunications and telecommunication-related companies. The acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province, and, on May 11, 2009, we entered into a share transfer agreement (the “Agreement”) with an unaffiliated third party wherein we sold our ownership in JXHC for a total consideration of $100. The transaction was effective on March 31, 2009 (described below).

On March 30, 2009, we completed an acquisition agreement with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands for $156,000. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors and developed a unique mobile Internet software called Total Mobile Media. In May 2009, we terminated the operations related to GlobStream as the mobile phone multimedia and advertising businesses of Globstream were not well performing well. Effective on August 1, 2009, as described below, the Company used the ownership in GlobStream to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income right as detailed below.

On July 9, 2009, we entered into an agreement with Redrock Capital Venture Limited (“Redrock”), a BVI company, to satisfy and cancel in the amount of $223,529. The outstanding loans in exchange for the issuance of 92,683 shares of our common stock. Ms. Yang Lan is the majority shareholder of Redrock. She is also the controlling shareholder of Her Village Limited, one of our largest shareholders as of such date.

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein below) to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui. In exchange, we agreed to issue to Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock valued at $2.40 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536, and transferred to Hua Hui certain other Company assets valued at approximately $658,241. These assets consisted of all of our shares of the GlobStream Technology Inc., certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours. On September 8, 2009, we issued 832,318 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% of the Company’s outstanding shares.

Effective on November 16, 2009, we changed our name to China Grand Resorts Inc. to more accurately reflect our new business efforts and effected a 20 for 1 reverse split of our common stock.

In December 2009, the Company incorporated Key Prosper Holdings Limited, a company incorporated in the British Virgin Islands on December 8, 2009, with 100% shareholdings.

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

In January 2008, our business focus was based on the interest acquisition in JXHC and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max. We also subsequently acquired other mobile phone and internet based technologies to compliment our existing technology and license rights. We attempted to provide ancillary services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card or bank account along with other mobile phone based services. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party effective in March 2009 for $100.

On August 1, 2009, we entered into the agreement with Hua Hui described above. Under the agreement, we received the commercial income rights to the Project. In the PRC, local and central governments own all of the real property, however, land use right are granted by the governments to third parties. Hua Hui owns the land use rights to the Project, and we received the commercial income rights to the Project from Hua Hui. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, our new business goal was to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2010, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), it is evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

With respect to the Project, we will be responsible for project marketing and Hua Hui will perform the actual unit sales. We expect to pay Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and is expected to be completed on December 31, 2010. However, due to change of decoration structure and style for better quality and appearance, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 70% completed as of January 13, 2011. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($821) per square meter to RMB 6,500 ($970) per square meter. The units when sold will be unfurnished. We began pre-completion marketing efforts in the mid-calendar

2010. In this regard, we have initiated advertisements in the Changde airport and have an outdoor billboard on the main road of Changde City; printed sales brochures; visited with potential buyers and commenced website design for the Project. In addition, a sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour then these models to gain appreciation of the design, structure and appearance of the units. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units.

Our working capital budget for the next 12 months is approximately $495,000 which relate principally to costs of our executive offices. This amount is comprised of $198,000 in professional fees, $132,000 in salaries and related personnel costs, $52,000 for executive office rent, and $113,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units in the first quarter of calendar year 2011. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Competition and Market Data

We will be subject to intense competition in the sale of our apartment units in the Project from other real estate developers and development projects in the local Changde real estate market. Despite the competition, we believe that our competitive advantages are as follows; it is in close proximity to several tourist destinations and commercial areas, it features many amenities with the Huadun Changde International Hotel Complex, including on site restaurants, café, bars, tea house, fitness club, beauty salon, swimming pool, and shopping mall, and we believe that it is a well designed and well constructed building.

Management believe that the number of Chinese consumers able and willing to purchase second homes for vacationing will increase with China’s continued explosive growth. These wealthy consumers are spread throughout the country. This nationwide concentration of potential buyers requires targeted national media marketing, which is something we will be able to offer as part of our overall marketing and sales strategy.

Intellectual Property

We do not own any patents, trademarks or licenses. We view our company’s name and the reputation associated with our name as an important asset, but has not registered our company’s name as a trademark.

Employees

As of September 30, 2010, we had six full-time employees in China and two part-time officers.

ITEM 1A. RISK FACTORS

We are subject to a variety of possible risks that could adversely impact our revenues, results of operations or financial condition. Some of these risks relate to the industry in which we operate, while others are particular to us. The following factors set out potential risks we have identified that could adversely affect us.

Risks Related to Our New Business

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 2 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We have an immediate need for capital and likely dilution.

As reflected on our audited consolidated balance sheet for the fiscal year ended September 30, 2010 contained herein, we have total current assets of $88,752 and total current liabilities of $629,119. In addition, we will need additional capital up to $0.5 million to complete our new business endeavors. The timing and amount of our capital requirements will depend on a number of factors, including the terms and conditions of agreements that we have to enter into with Hua Hui or other real estate developers, our initial operational results, with respect to the marketing and sale of the Project units, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

We cannot predict whether our new business endeavors will be successful.

We planned on entering into a real estate business which is a new business endeavor for us. We changed our name to China Grand Resorts Inc. in part to reflect our new business directive. Presently, we have suspended our plans to develop this business, and currently are evaluating other markets and business opportunities. Apart from revenues received from the sale of the Project units, we may have difficulty in developing or managing any other new business. There is a possibility that we have insufficient expertise to engage in these new activities profitably or without incurring significant amounts of development expenses or risk.

We will face competition in the sale of our apartments.

We will face competition in the sale of our apartments located in the city of Changde, Hunan Province. The city of Changde is a developing business center and resort destination, and is populated by numerous development projects, including apartment projects.  While we believe that the demand for apartments in the area will exist for the coming years, it is conceivable that we may not be able to sell all of our units or the sale of such units may not occur at a sales rate or at prices that we have projected, the occurrence of any such event will adversely affect our business.

The PRC government may adopt further measures to curtail the overheating of the property sector.

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to limit rapid growth in property sale price. The PRC government’s restrictive regulations and measures to curtail the overheating of the property sector could limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect the sale of our apartments.

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

Our officers and directors, including Mr. Menghua Liu, are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could have a negative impact on our current business and future business development. We intend to protect our interests in having these officers and directors remain part of our company and prioritize their time and resources in such a way that will benefit our interests, although no assurances thereof can be given.

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

As of September 30, 2010, Beijing Hua Hui Hengye Investment Ltd. owns 84.8% of our outstanding common shares, and as a result exercises significant influence over shareholder actions and controls our company and our affairs, including:

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

Risks Related to Doing Business in China

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

The Renminbi is no longer purely linked to the U.S. currency but rather to a basket of currencies (Re: among which the US dollar accounts for a heavy weight) with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of September 30, 2010, the exchange rate was 6.7011 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

Risks Related to Our Common Stock

There has been only a limited public market for our common stock to date.

To date, there has been only a limited public market for our common stock on the Over-the-Counter Bulletin Board. Our common stock is currently not listed on any exchange. If an active trading market for our common stock does not develop, the market price and liquidity of our common stock will be materially and adversely affected.

The market price for our common stock may be volatile.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

·       actual or anticipated fluctuations in our quarterly operating results;

·       changes in financial estimates by securities research analysts, if any;

·       conditions in the China consumer goods and online marketing markets;

·    changes in the economic performance or market valuations of other U.S. public companies with substantial operations in China;

·     announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

·       addition or departure of key personnel;

·       potential fluctuations of exchange rates between RMB and the U.S. dollar;

·       intellectual property litigation; and

·       general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common stock.

We will need additional capital, and the sale of additional common stock or other equity securities could result in additional dilution to our stockholders.

As mentioned herein, we expect to have an immediate need for capital to fund day to day operations as well as our planned business operations. To satisfy our cash requirements, we may receive loans from affiliates, and/or seek to sell additional equity or debt securities (in addition to our recently completed financing or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The conversion of any debt, including outstanding loans in favor of affiliates, will also result in significant dilution to existing shareholders. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Substantial future sales or the perception of sales of our common stock in the public market could cause the price of our common stock to decline.

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of January 13, 2011, approximately 58,897 shares, or 1.80% of our outstanding shares can be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by SEC has required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

There is a limited public float of our common stock, which can result in increased volatility in our stock price and prevent the realization of a profit on resale of the Company’s common stock

There is a limited public float of our common stock. The term “public float” refers to shares freely and actively tradable on the Over-the-Counter Bulletin Board System and not owned by officers, directors or affiliates, as defined under the Securities Act. Due to our relatively small public float and the limited trading volume of our common stock, purchases and sales of relatively small amounts of our common stock can have a disproportionate effect on the market price for our common stock. As a result, the market price of our common stock can have increased volatility which may affect a stockholder’s ability to sell our shares in a timely manner.

Our common stock is subject to restrictions on sales by broker-dealers and penny stock rules, which may be detrimental to investors.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (as defined in Rule 501(c) of the Securities Exchange Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock.

Additionally, our common stock is subject to SEC regulations applicable to “penny stock.” Penny stock includes any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

ITEM 1B.  UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In December 2009, we relocated our office to a new location in Beijing consisting of 192.70 square meters. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. Moreover, we have entered into a second building lease for the office located in Beijing consisting of 10 square meters. This Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 8 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

On December 11, 2009, we terminated our old lease as mutually agreed with the landlord and with no penalty to us. During 2008 and 2009, we maintained an office in Jiangxi, however, in connection with the sale of our interest in JXHC in March 31, 2009, we are no longer responsible for the Jiangxi office lease as of such date.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective on November 16, 2009, we executed a 20 for 1 basis reverse stock split. As of January 13, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “CGND” and we had approximately 124 shareholders holding 3,272,311 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions. The following table sets forth the high and low closing sales price of our common stock as reported on OTC Bulletin Board for the periods indicated:

DATE
	HIGH	LOW
	(in USD)
2009
First Quarter	38	5
Second Quarter	30	1
Third Quarter	20	1.6
Fourth Quarter	17	1.58

2010
First Quarter	0.51	0.154
Second Quarter	0.3	0.25
Third Quarter	0.31	0.30
Fourth Quarter	0.31	0.30

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock

Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 100. As of September 30, 2010, no options had been granted under the 2001 Stock Plan.

Sales of Unregistered Securities

None

Repurchase of Equity Securities

None.

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

Overview

We were organized under the laws of the State of Nevada on September 21, 1989. We went engaged in a variety of business, described in part below, and effected various name changes prior to November 2009 when the name was changed to China Grand Resorts, Inc. Our subsidiary is Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, which has a wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China.

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

On December 31, 2007, we acquired a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of top-up mobile minutes in Jiangxi Province. Effective March 31, 2009, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. The Class One license enabled us to sell mobile phone based products within the Jiangxi province. During this period, we also acquired other mobile phone based technologies to compliment our existing technology.  We sought to market these technologies in the Jiangxi Province of China through JXHC utilizing our recently acquired Class One license. However, due to a lack of operating funds and other factors beyond our control, JXHC was unable to effectively develop its business. Consequently, effective on March 31, 2009, we sold our ownership in JXHC to an unaffiliated third party for $100.

On March 30, 2009, we acquired additional mobile internet software technology through our acquisition of

GlobStream Technology Inc. (“Globstream”) from its shareholders for $156,000. GlobStream was founded by Dr. Wenjun Luo, our former directors. In May of that same year, we terminated the operations related to GlobStream. Effective on August 1, 2009, we sold our ownership in GlobStream to Hua Hui.

On August 1, 2009, as mentioned throughout this Form 10-K, we entered into a subscription agreement with Beijing Hua Hui Investment Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at $8,777,000. As consideration, we agreed to pay a total of $7,317,000, to be satisfied by issuing Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40 per share (the closing price of our common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241. As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism area developments.

Results of Operations

As a result of our transaction with Hua Hui, the results of operations discussed below may not be meaningful in potentially assessing future operations of the Company.

Unless otherwise indicated, all amounts are in U.S. Dollars.

Fiscal Year ended September 30, 2010 Compared to Fiscal Year ended September 30, 2009

Consulting Revenues and Gross Margin

For the year ended September 30, 2010, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2009, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the year ended September 30, 2010, we incurred general and administrative expenses of $287,751 compared with $747,099 for the year ended September 30, 2009. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $6,604 in depreciation and amortization for the year ended September 30, 2010 compared with $195,011 for the comparable year ended September 30, 2009, the difference is due to the disposal of the fixed assets in the beginning of the fiscal year. Our loss from operations for the year ended September 30, 2010 was $294,355 compared to $942,110 for the year ended September 30, 2009. The difference between the periods is due to lower depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other (Expense) Income

Other expense for the year ended September 30, 2010 is $13,647, which is mainly the interest expense for the period. Interest expense relates to the loans from Hua Hui. For the corresponding period in year 2009, other income is $561,973 which includes an interest income of $4,455, income from revaluation of liquidated damage of $1,903,000 and loss on disposal of assets $1,345,688.

Loss from Continuing Operations Before Income Taxes

Our loss from continuing operations was $308,002 for the year ended September 30, 2010 compared to a loss of $380,137 for the year ended September 30, 2009. The difference is due to the reasons discussed above.

Loss from Discontinued Operations

Loss from discontinued operations was $Nil for the year ended September 30, 2010 compared to a loss of $4,003,458 for the year ended September 30, 2009 resulted from the disposal of subsidiary and impairment loss on goodwill.

Net Loss

As a result of the foregoing, our net loss was $308,002 for the year end September 30, 2010 compared with a loss of $4,383,595 for the year ended September 30, 2009.

Total Comprehensive Loss

For the year ended September 30, 2010, we had a foreign currency translation loss of $4,218 compared with a gain of $183,133 for the year ended September 30, 2009. The difference is due to the fluctuations of value of the US dollar in comparison to the RMB. As a result, we had a total comprehensive loss of $312,220 for the year ended September 30, 2010 compared with a total comprehensive loss of $4,200,462 for year ended September 30, 2009.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operating activities, a mixture of short and long-term loans including loans from affiliates, and issuance of common stock.

The following table summarizes our cash flows for the fiscal years ended September 30, 2010 and September 30, 2009:

	Fiscal Year Ended
	September 30,	September 30,
	2010	2009
	USD	USD
Net cash used in operating activities	(377,963)	(926,993)
Net cash (used in) provided by investing activities	(47,554)	493,945
Net cash provided by financing activities	482,212	336,692
Effect of exchange rate fluctuations on cash	(4,746)	99,838
Net increase (decrease) in cash and cash equivalents	51,949	3,482
Net decrease in cash from discontinued operations	-	(19,838)
Cash and cash equivalents (closing balance)	78,373	26,424

The net cash used in operating activities for year ended September 30, 2010 was $377,963, compared with net cash used in operating activities of $926,993 for year ended September 30, 2009. The $549,030 difference is due to the reduction of general and administrative expenses discussed above during the year ended September 30, 2010.

The net cash used in the investing activities for the year ended September 30, 2010 was $47,554, compared with net cash provided by investing activities of $493,945 for year ended September 30, 2009. The difference of $541,499 is due to the reduction of the investing activities during the year ended September 30, 2010.

The net cash provided by financing activities for the year ended September 30, 2010 was $482,212, compared with net cash provided by financing activities of $336,692 for year ended September 30, 2009. There was a difference of $145,520 which is primarily due to increased shareholder loans and decreased proceeds from issuance of stock during the year ended September 30, 2010.

The effect of the exchange rate on cash was a loss of $4,746 for the year ended September 30, 2010, compared with gain of $99,838 for the year ended September 30, 2009. The difference is due to reduction in foreign currency transactions.

The difference in the closing balance of cash and cash equivalent (closing balance) for the year ended September 30, 2010 and 2009 is due to the reasons mentioned above.

Capital Requirements For The Next 12 Months

We continue to experience significant losses from operations. As discussed below, we anticipate that we will generate sales from the Project commencing in the first quarter of calendar year 2011. However, we nonetheless have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from either or both Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of September 30, 2010, the amount due to Redrock is $100,280, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $ 461,000 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

However, we do not have any agreements, arrangements or commitments with or guarantees from any party, including our largest shareholder or Redrock, to provide funding to us. We cannot guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may force us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may include equity conversions of outstanding loans, will likely create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

Our capital budget for the next 12 months is as follows:

$495,000 for our executive offices expenditures, which includes $132,000 in salaries and related costs of personnel, $198,000 in professional fees, $52,000 in executive office rent, and $113,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units during the first quarter of calendar year 2011. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. Moreover, we have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. The lease expenses for the year ended September 30, 2010 amounted to $58,861 and the total lease commitment for the year ended September 30, 2011 and 2012 is $60,053 and $16,305 respectively.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Annual Report. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

NEW ACCOUNTING PRONOUNCEMENTS

FASB Establishes Accounting Standards Codification

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09 to amend ASC 855, Subsequent Events, whose effective date is for interim or annual reporting periods ending after June 15, 2010. As a result, ASU No. 2010-09 excludes SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 104 "Revenue Recognition in Financial Statements" ("SAB 104") (ASC No.605) to recognize our revenue. SAB 104 in establishing our accounting policy states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

INCOME TAXES

We account for income taxes under ASC No 740, "Income Taxes," as described in Note 11 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2009 and 2010 due to net loss occurred.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Foreign exchange rates

Substantially all our revenues and expenses are denominated in Renminbi and HKD, which are translated to U.S. dollars as our reporting currency for our financial statements. As such, our primary foreign exchange risk is to changes in the value of the Renminbi relative to the U.S. dollar. See “Item 1A. Risk Factors - Fluctuations in the value of the Renminbi could negatively impact our results of operations.” We do not engage in any hedging activities, and as such, we may in the future experience economic loss or gain as a result of any foreign currency exchange rate fluctuations.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

There is no change in our internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Menghua Liu	42	Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director	August 7, 2009
Xiangyang Liu	41	Director	September 25, 2009
Yanhong Deng	31	Director	September 25, 2009

Set forth below is certain biographical information regarding each of our executive officers and directors:

Menghua Liu, Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director

From 2004 to the present, Mr. Liu has served as the Chairman and Chief Executive Officer of The Beijing Hua Hui Corporation, a PRC company involved in real estate development and investment and the parent entity of Beijing Hua Hui Investment Ltd (“Hua Hui”), our largest shareholder. From 2007 to the present, he has been the Chairman of Beijing Yang Hong Ji Tourism Investment Limited, a PRC company involved in tourism and real estate development. Currently, Mr. Liu is also Chairman of the Supervisory Board of Da Yang Group. Prior to Hua Hui, Mr. Liu was director of New World of Hangzhou in Zhejiang Province and Vice Manager of Xin Ao Group. Mr. Liu has a master degree in International Project Management Professional (“IPMP”) from the Civil Engineering and Water Resources Institute of Tsinghua University. He also holds an MBA degree from Tsinghua University.

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

The Company believes that for the year ended September 30, 2010, all Section 16(a) filing requirements applicable to our reporting persons were met. The Company believes that its current officers and largest shareholder will seek to comply timely with all future reporting under Section 16(a) of the Exchange Act.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Audit Committee Financial Expert

Due to our limited capital resources, we did not maintain an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
				Awards	Awards
		($)	($)	($)	($)	($)	($)	($)	($)
Menghua Liu, Chairman, Chief Executive Officer and director (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Carla Zhou, Former Chief Financial Officer (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Xiaojun He, Former Chief Financial Officer (3)	2010	18,789	0	0	0	0	0	0	18,789

Jing Xing, Former Co-Chairman and Chief Executive, Officer and director (4)	2009	0	0	0	0	0	0	0	0

(1) Menghua Liu has served as our Chairman, Chief Executive Officer and director since August 7, 2009. The Company and Mr. Liu initially reached an oral agreement pursuant to which Mr. Liu will receive an annual salary of $50,000 per annum for fiscal years 2009, pro rated, and 2010, however, for fiscal year 2009 and 2010, Mr. Liu has agreed to waive his salary.

(2) Carla Zhou has served as our Chief Financial Officer from April 1, 2009 to February 5, 2010.

(3) Xiaojun He was our Chief Financial Officer from February 5, 2010 to September 25, 2010.

(4) Jing Xing was our Co-chairman, Chief Executive Officer from January 3, 2008 to August 7, 2009 and was our director of Board of Directors from June 2007 to September 25, 2009.

Except as stated above, for the fiscal period ending September 30, 2010, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of January 13, 2011, the number and percentage of the 3,272,311 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		AMOUNT AND
		NATURE OF
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS(1)

Common Stock	Beijing Hua Hui Hengye Investment Ltd (2)	2,774,392	84.8%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Menghua Liu (3)	2,774,392	84.8%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Xingyang Liu (4)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Yanhong Deng (5)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Yang Lan (6)	189,817	5.8%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Officer and Directors as a Group: 4 persons	2,774,392	84.8%

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

(4) Xiangyang Liu is our Director.

(5) Yanhong Deng is our Director.

(6) Represents 92,683 shares of common stock held by Redrock Capital Venture Limited, 85,222 shares held by Her Village Limited, 11,776 shares held by Yang Lan Studio Limited, and 136 shares held directly by Ms. Yang Lan. Ms. Yang is the majority shareholder of Redrock, Her Village Limited, and Yang Lan Studio Limited.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as stated herein, since the beginning of our last fiscal year, there have been no transactions or proposed transactions, involving us and any of our officers, directors, promoters, or control persons, or any related persons thereof, the amount of which exceeds $120,000. When referencing our common stock, the following transactions have not been split adjusted.

On May 16, 2008, we acquired from Her Village Limited certain mobile phone and internet based technology for the sum of $1.2 million satisfied through the issuance of 150,000 (split adjusted) shares of our common stock. On July 4, 2008, we sold to Her Village Limited 50,000 (split adjusted) shares of our common stock for a total purchase price of $1,000,000. Her Village is owed or controlled by Yang Lan, one of our current shareholders and formerly a controlling shareholder.

On March 23, 2009, we entered into an acquisition agreement with Globstream Technology Inc. (“Globstream) and its shareholders whereby we acquire 100% of Globstream, a mobile technology internet software developer. We issued to the Globstream shareholders 44,219 shares of our common stock, valued at $3 per share and 7,782 warrants, with an exercise price of $3 per share. The value of the transaction was $156,000. Wenjun Luo, our former director and chief technical officer, was a majority shareholder of Globstream.

Commencing in April 2009, we began receiving loans from Redrock Capital Venture Limited (“Redrock”), a BVI company. As of July 9, 2009, we had received $223,529 in loans from Redrock. These loans were due on demand and bore no interest. On July 9, 2009, we entered into an agreement to satisfy and cancel the outstanding loans in exchange for the issuance of 92,683 shares of our common stock. The shares were valued at $2.4 per share. Ms. Yang Lan is the majority shareholder of Redrock. She also is the controlling shareholder of Her Village Limited, one of our largest shareholders. After giving effect to the transaction, Redrock became the beneficial owner of 18.6% of our common stock and Ms. Yang Lan was deemed the beneficial owner of 38.1% of our common stock, on such date. Ms. Yang Lan is deemed the beneficial owner of 5.8% of our common stock as of January 13, 2011.

On August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. The terms and provisions of the Agreement are described elsewhere in this Report. As result of the transaction, Hua Hui is deemed the beneficial owner of 84.8% of our outstanding shares.

Commencing in June 2009, we began receiving additional loans from Redrock (other than as discussed above). As of September 30, 2010, the amount due to Redrock is $100,280, in which the amount is due on demand and bears no interest.

Commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $ 461,000 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by UHY Vocation HK CPA Limited, our current auditor, for the audit of our annual financial statements and services normally provided by the auditor in connection with statutory and regulatory filings or engagements was $20,000 for the fiscal year ended September 30, 2010. The aggregate fees billed for professional services rendered by Bernstein & Pinchuk LLP, our former auditor, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the auditor in connection with statutory and regulatory filings or engagements were $55,000 for the fiscal year ended September 30, 2009.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor during the fiscal year ended September 30, 2010 and 2009.

Tax Fees

The aggregate fees billed fiscal years ended September 30, 2010 and September 30, 2009 for professional services rendered by the principal auditor for tax compliance, tax advice, and tax planning were all $ Nil.

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

2. Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-6 hereof.

 3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Articles of Amendment to Charter(1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

4.1	2001 Stock Plan (4)

10.1	Convertible Promissory Note(5)

10.2	Convertible Promissory Note (5)

10.3	Registration Rights Agreement(5)

14.1	Code of Ethics(6)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)	Incorporated by reference to our report on Form 8-K filed on October 9, 2002.

(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2010, filed on January 13, 2011.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on May 20, 2003.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.

CHINA GRAND RESORTS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Balance Sheets as of September 30, 2010 and 2009	F-4
Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009	F-5
Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss for the Years Ended September 30, 2010 and 2009	F-6
Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	F-7
Notes to the Consolidated Financial Statements	F-8 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of China Grand Resorts, Inc. and Subsidiaries (collectively the “Company”) as of September 30, 2010, and the related consolidated statement of operations, changes in stockholders’ deficiency and comprehensive loss, and cash flows for the year ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and the results of its operations and its cash flows for the year ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2(b), the Company has incurred significant losses from operations for the year ended September 30, 2010 and has a working capital deficiency as of September 30, 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(b).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

UHY VOCATION HK CPA LIMITED
Certified Public Accountants

Hong Kong, the People’s Republic of China,

January 13, 2010

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

/s/ Bernstein & Pinchuk LLP

New York, NY

January 13, 2010

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of September 30,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$ 78,373	$ 26,424
Other receivables	10,379	7,751
Total current assets	88,752	34,175

Property and equipment, net	31,957	6,809
Security deposit	16,330	-
	48,287	6,809
Total Assets	$ 137,039	$ 40,984

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	$ 32,554	$ 106,491
Loan from related parties	596,565	114,353
Total Current liabilities	629,119	220,844
Total Liabilities	629,119	220,844

Commitment and contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 and 3,272,811 shares issued and outstanding as of September 30, 2010 and 2009 respectively	3,272	3,272
Treasury stock, 500 shares, at cost	-	(10)
Additional paid-in capital	10,099,040	10,099,050
Accumulated deficit	(10,655,326)	(10,347,324)
Accumulated other comprehensive income	60,934	65,152
Total Stockholders' Deficiency	(492,080)	(179,860)
Total Liabilities and Stockholders’ deficiency	$ 137,039	$ 40,984

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)
	For the Years Ended
	September 30,
	2010	2009

Consulting revenue	$ -	$ -
Cost of consulting revenue	-	-
Gross Margin	-	-

Operating expenses
General and administrative expenses	287,751	747,099
Depreciation and amortization	6,604	195,011
	294,355	942,110
Operating loss	(294,355)	(942,110)

Other (expenses) income
Interest income	211	4,455
Interest expenses	(13,468)	-
Income from revaluation of liquidated damage	-	1,903,000
Loss on disposal of assets	-	(1,345,688)
Other (expenses) income	(390)	206
Total other (expenses) income, net	(13,647)	561,973
Loss from continuing operations before income taxes	(308,002)	(380,137)
Income tax expense	-	-
Loss from continuing operations	(308,002)	(380,137)

DISCONTINUED OPERATIONS (Note 10)
Impairment loss on goodwill due to disposal of subsidiary	-	(4,172,982)
Loss from discontinued operations, net	-	(19,706)
Gain on disposal of discontinued operations, net	-	189,230
Loss from discontinued operations	-	(4,003,458)
Net loss	$ (308,002)	$ (4,383,595)

Loss per share from continuing operations - basic and diluted	$ (0.09)	$ (0.70)
Loss per share from discontinued operations - basic and diluted	$ -	$ (7.33)

Weighted average number of common shares outstanding - basic and diluted	3,272,371	545,936

See accompanying notes to the consolidated financial statements.

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

(IN U.S. DOLLARS)

							Accumulated
							Other	Total	Total
	Common stock		Treasury	Additional	Subscription	Accumulated	Comprehensive	stockholders’	Comprehensive
	Number	Amount	Stock	Paid In Capital	Receivable	Deficit	Income (Loss)	deficiency	(Loss)

Balance as of October 1, 2008	324,517	$ 324	$ (10)	$ 10,238,722	$ (86,647)	$ (5,963,729)	$ (117,981)	$ 4,070,679	$ -

New Issuance of common stock	2,961,294	2,961	-	350,578	-	-	-	353,539	-
New Issuance of Warrants	-	-	-	7,626	-	-	-	7,626	-
Cancellation of common stock	(13,000)	(13)	-	13	86,647	-	-	86,647	-
Foreign currency translation adjustment	-	-	-	-	-	-	183,133	183,133	183,133
Commercial right received from Hua Hui	-	-	-	(497,889)	-	-	-	(497,889)	-
Net loss	-	-	-	-	-	(4,383,595)	-	(4,383,595)	(4,383,595)

Comprehensive loss	-	-	-	-	-	-	-	-	$ (4,200,462)

Balance as of September 30, 2009	3,272,811	3,272	(10)	10,099,050	-	(10,347,324)	65,152	(179,860)

Foreign currency translation adjustment	-	-	-	-	-	-	(4,218)	(4,218)	(4,218)
Shares returned and retired	(500)	-	10	(10)	-	-	-	-	-
Net loss	-	-	-	-	-	(308,002)	-	(308,002)	(308,002)

Comprehensive loss	-	-	-	-	-	-	-	-	$ (312,220)

Balance as of September 30, 2010	3,272,311	$ 3,272	-	$ 10,099,040	$ -	$ (10,655,326)	$ 60,934	$ (492,080)

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the Years ended
	September 30,
	2010	2009

Cash flows from operating activities :
Net loss from continuing operations	$ (308,002)	$ (380,137)
Net loss from discontinued operations	-	(4,003,458)
Net loss	(308,002)	(4,383,595)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	6,604	195,011
Impairment loss on goodwill due to disposal of subsidiary	-	4,172,982
Loss from discontinued operations, net	-	19,706
Income from revaluation of liquidated damage	-	(1,903,000)
Loss on disposal of assets	-	1,345,688
Gain on disposal of discontinued operations, net	-	(189,230)
Change in operating assets and liabilities:
Other receivables	(2,628)	47,558
Prepaid expenses	-	13,126
Other payables	(73,937)	(245,239)
Net cash used in operating activities	(377,963)	(926,993)

Cash flows from investing activities :
Purchase of plant and equipment	(31,224)	-
Security deposit	(16,330)	-
Collection of related party receivable	-	493,945
Net cash (used in) provided by investing activities	(47,554)	493,945

Cash flows from financing activities :
Repayment to related parties for loans	(49,072)	-
Proceeds from related parties’ loans	531,284	114,353
Proceeds from issuance of stock	-	222,339
Net cash provided by financing activities	482,212	336,692

Effect of exchange rate fluctuations on cash	(4,746)	99,838

Net increase in cash and cash equivalents from continuing operations	51,949	3,482
Net decrease in cash and cash equivalents from discontinued operations	-	(19,838)
Net increase/(decrease) in cash and cash equivalents	51,949	(16,356)
Cash and cash equivalents at beginning of year	26,424	42,780
Cash and cash equivalents at end of year	$ 78,373	$ 26,424
Non-cash investing and financing transactions
Liquidated damage share issued	-	87,000
Issued common stock to acquire Globstream	-	44,219
Issued common stock to exchange the commercial right from a related party	-	55,488

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(1)

DESCRIPTION OF BUSINESS AND ORGANIZATION

China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), financial statements defined herein below, collectively referred to as the “Company” or “we" have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

On November 16, 2009, the Company effected a 20 for 1 reverse split of our issued and outstanding common stock. The par value and our total number of authorized shares were unaffected by the reverse stock split. All shares and per share amounts in these consolidated financial statements and note thereto have been retrospectively adjusted to all periods presented to give effect to the reverse stock split.

(a)

Organization

The Company was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc.

On March 30, 2009, we completed an acquisition pursuant to an Acquisition Agreement (the “Acquisition Agreement”) with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a Cayman Islands corporation for $156,000. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors. In May 2009, we terminated the operations related to GlobStream because the mobile phone multi-media and advertising businesses of GlobStream were not performing well. Effective on August 1, 2009, the Company used the ownership in GlobStream to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income rights as detailed below – acquisition of commercial income rights.

On July 1, 2007, the Company acquired 100% interest of SNMTS, a company incorporated in Hong Kong, and its wholly owned subsidiary CFCD, a company incorporated in the People’s Republic of China, from NextMart Inc. for $1.  In December 2009, the Company incorporated KPH, a company incorporated in the British Virgin Islands.

Below is the organization chart in existence as of September 30, 2010:

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”).  The Project is currently under development by Hua Hui.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(1)  DESCRIPTION OF BUSINESS AND ORGANISATION – CONTINUED

 (a) Organization - Continued

Acquisition of commercial income rights - continued

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, in second quarter of 2011, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 64 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity which were valued at approximately $8,777,000 by an independent valuer and we agreed to pay a total of $7,317,000 as consideration.  In exchange, we agreed to issue to Hua Hui, 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. Due to change of decoration structure and style for better quality and appearance, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 70% completed as of January 13, 2011.  During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s).  Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

With respect to the Project, we will be responsible for project marketing and Hua Hui will perform the actual unit sales. We expect to pay Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

(b) Nature of prior businesses

In January 2008, our business focus was based on the interest acquisition in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd (“JXHC”) and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max Enterprises Ltd. We attempted to provide ancillary services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card or bank account. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party effective in March 2009 for $100.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation and Consolidation - Continued

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The consolidated financial statements include the accounts of the Company and its subsidiaries, SNMTS, CFCD and KPH. All inter-company balances and transactions between the entities have been eliminated in consolidation.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative “US GAAP”.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The adoption of ASC 105 does not have an impact on the Company's consolidated financial statements.

Reclassification

The financial statements for the year ended September 30, 2009 have been reclassified to conform to the headings and classification used in the September 30, 2010 financial statements.

(b) Going Concern and Management Plan

As of September 30, 2010, the Company had an accumulated deficit totaling $10,655,326 and negative working capital $524,037.  The Company suffered a loss of $308,002 for the year ended September 30, 2010 and $4,383,595 for the year ended September 30, 2009.  In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the transaction with Hua Hui as discussed in Note 1(a), we expect to receive the commercial income rights of the Project.

The Company is actively pursuing additional capital in an effort to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop its new business strategy.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(c) Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the Company's consolidated financial statements include allowance for doubtful accounts, estimated useful lives and contingent liabilities.

(d) Foreign currency translation

The Company uses United States dollars (“U.S. Dollar” or “USD” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in their respective functional currency, Chinese Renminbi (“RMB”) and Hong Kong dollars (“HK$”), being the lawful currency in the PRC and Hong Kong, respectively. Assets and liabilities of the subsidiaries are translated from RMB or HK$ into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of operations and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:-

	2010	2009
Year end exchange rate	RMB6.7011 = $1 HK$7.7605 = $1	RMB6.8175 = $1 HK$7.7501 = $1
Average yearly exchange rate	RMB6.8123 = $1 HK$7.7664 = $1	RMB6.8179 = $1 HK$7.7644 = $1

There is no assurance that the RMB and HK$ amounts could have been, or could be, converted into U.S.

dollars at the above rates.

(e) Cash

Cash consists of cash on hand and at banks which are unrestricted as to withdrawal or use. Management believes that the banks which hold the Company’s cash are of high credit quality

(f) Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to general and administrative expense as incurred. Depreciation of property and equipment is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the estimated useful life.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (STATED IN US DOLLARS)

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

(f) Property and equipment - Continued

Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are    removed from the accounts and any gain or loss is reflect in operation.

      The estimated useful lives of the assets are as follows:

Computer software	3 years
Office equipment	2-5 years
Leasehold improvement	5 years

(g)

Impairment of long-lived assets

Long-lived assets, including intangible assets with definite lives and property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30, 2010 and 2009.

(h)

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -

Quoted prices in active markets for identical assets or liabilities.

Level 2 -   Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -   Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, other receivables, other payables, shareholders payables and related party payable approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2010 and 2009.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i)   Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of September 30,

2010 and 2009. The income tax rate is 25% for year 2010 and 2009 and there is no income tax expenses in 2008 and 2009 due to the net loss occurred.

(j)

Revenue recognition

Revenue is recognized when the following four criteria are met as prescribed by U.S. Securities and    Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”): (i) persuasive evidence of an arrangement exists, (ii) product delivery has occurred or the services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

(k)  Loss per share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the fiscal years. Diluted earnings (loss) per share is computed on the basis of the weighted-average number of shares of the common stock plus any (loss) effect of dilutive potential common shares outstanding during the year using the if-converted method. As the Company has a loss, presenting diluted net loss per share is considered anti-dilutive and not included in the consolidated statements of operations.

(l)

Nonmonetary transactions

The Company accounts for nonmonetary transactions based on the fair value of the assets (or services) involved in accordance with the requirements of FASB ASC Topic 845, “Nonmonetary Transactions”.

(m)

Comprehensive income

Comprehensive income is defined as the change in equity of a company during the period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated statements of changes in equity and comprehensive income, consisted of cumulative foreign currency translation adjustment in each of the two years ended September 30, 2010 and 2009.

(n)

Commitments and contingencies

The Company is subject to lawsuits, investigations and other claims related to operations, product, taxing authorities, environmental and other matters out of the normal course of business, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fees.  A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. The Company accrues for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. The Company discloses contingent liabilities when the risk of loss is reasonably possible or probable.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi- employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the year ended September 30, 2010 and 2009 were $31,952 and $25,679 respectively.

(p)

 Recently issued accounting standards

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13 – Compensation – Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

In April 2010, the EITF issued “Revenue Recognition – Milestone Method.” This issue provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the potential impact of this issue.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(3)

   CONCENTRATION OF CREDIT RISK

As at September 30, 2010 and 2009, approximately 99% of the Company’s cash represented cash balances deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government. Remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

(4)

   PROPERTY AND EQUIPMENT, NET

   The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of September 30,
	2010	2009

Computer software	$1,598	$-
Office equipment	20,181	8,879
Leasehold improvement	18,996	-
	40,775	8,879
Less: accumulated depreciation and amortization	(8,818)	(2,070)
	$31,957	$6,809

Depreciation and amortization expenses for the year ended September 30, 2010 and 2009 were $6,604 and $195,011 respectively.

(5)     OTHER PAYABLES

   Other payables consist of the following:

As of September 30,
	2010	2009

Other Payables (a)	$32,554	$106,469
Salaries Payable	-	22
Total	$32,554	$106,491

    (a)As of September 30, 2010 and 2009, the balances of other payables mainly included audit fees and other office expenses payables.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(6)   RELATED PARTY TRANSACTIONS

     Loan from related parties

As of September 30,
	2010	2009

Redrock Capital Venture Limited (a)	$100,280	$65,281
Beijing Hua Hui Hengye Investment Limited (b)	496,285	-
Oxus (Beijing) Cancer Research Ltd. (c)	-	49,072
	$596,565	$114,353

(a) Commencing in June 2009, we began receiving funds from Redrock Capital Venture Limited, a

shareholder, for working capital purpose. As of September 30, 2010, the amount due to Redrock is   $100,280, which is due on demand and bears no interest.  Redrock is a shareholder holding equity interest of 2.8%.

(b) Commencing in October 2009, we began receiving funds amounting to approximately $461,000 from

Hua Hui, a 84.8% shareholder, for the working capital purpose. The amount is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the year amounted to approximately $13,000 and the effective interest rate of the loans was 2.91%.

(c) Oxus (Beijing) Cancer Research Ltd. is majority owned by Hua Hui, our majority shareholder. The balance was interest free and repayable on demand.

 (7)   CAPITAL STOCK

(a) Common stock

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 50,000 shares of common stock and 50,000 common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration statement obligation under the Financing Transaction. The Default Notice demanded the issuance of 50,000 shares of the Company’s common stock as liquidated damages under the agreement. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 5,000 shares of the Company’s common stock, which represented a total of 50,000 shares. The shares of common stock were issued to the Investors in March and April 2009. In connection with its audited financial statements for the fiscal year ended September 30, 2009, the Company decided to restate its financial statements for the 2008 fiscal year end period and each quarter in 2009 fiscal year to reflect the issuance of these shares as liquidated damages.

On February 1, 2009, the Company cancelled 1,000 shares returned from Her Village Limited pursuant  to an Asset Transfer Agreement.

In March and April 2009, the Company issued a total of 50,000 shares to certain investors as liquidated damages for its failure to meet its registration obligation under a financing transaction occurring in 2007.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(7)   CAPITAL STOCK -CONTINUED

(a) Common stock - Continued

In May 2009, the Company issued 44,219 common shares of common stock and 7,782 warrants as consideration of the acquisition of GlobStream. At the same time, the Company cancelled the 12,000 common stock then held by GlobStream on acquisition.

On July 9, 2009, the Company entered into an agreement with Redrock Capital Venture Limited which cancelled outstanding loans in the amount of $223,529 in favor of Redrock for the issuance of 92,683 shares of its common stock.

On September 8, 2009, pursuant to the transaction with Beijing Hua Hui on August 1, 2009, the Company issued 832,318 shares of its common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. In addition, on that same date, it issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among the Company, the escrow agent, and Hua Hui.

On November 14, 2009, the Board of Directors resolved to return and retired the 500 treasury stock held by the Company.

Effective on November 16, 2009, we effect a 20 for 1 reverse split of our issued and outstanding common stock. This reverse stock split already gave retroactive effect in the computation of basis and diluted EPS for all period presented accordingly.

As of September 30, 2010 and 2009, the Company had 3,272,311 and 3,272,811 shares issued and outstanding respectively.

(b)

Warrants/options

On July 22, 2007, 60,000 common stock warrants were issued to Investors. Under the Warrant, the investors have the right, for a period of three years from the date of such warrant, to purchase a total of 60,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $33. The warrants were expired on July 21, 2010.

 On July 4, 2008, pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village Limited, we issued warrants to the investor for the option to purchase 50,000 shares of Common Stock with an exercise price of $20 per share and an expiration date of 18 months from the date of issuance. Such warrants were expired on January 3, 2010.

On June 28, 2009, pursuant to the Acquisition Agreement made and entered into by the Company and GlobStream, the Company issued warrants to Mr. Luo Wenjun for the option to purchase 7,782 shares of common stock with an exercise price of $3 per share and an expiration after March 23, 2019.

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

As of September 30, 2010, the Company had 7,782 common stock warrants outstanding.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(7)   CAPITAL STOCK - CONTINUED

(c)  2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan,   the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of September 30, 2010, no options were granted under the Plan.

(d)  Development fund

In 2004, certain shareholders, directors, and officers entered into an agreement to establish a fund wherein 32,500 shares of common stock would be returned by the shareholders to the Company for cancellation and reissuance as incentives to compensate new officers, directors and other management team members based on the management effort and performance decided by the three shareholders.

On July 28, 2005, one of the shareholders returned 500 shares to the Company, which is treated as treasury stock at the face value and the premium as additional paid-in capital. The shares have been valued at a predecessor cost value of $0.02 per share and were held by the Company. On November 14, 2009, the Board of Directors resolved to return and retire these 500 shares.

(8)  COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from    September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. Moreover, we have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26.  As of September 30, 2010, our total future commitments for minimum lease payments are as follows:

Years Ended September 30,

2011	$60,053
2012	16,305
Total	$76,358

Rental expenses for the year ended September 30, 2010 and 2009 was $58,861 and $68,798 respectively.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(9)   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of      shares for the year ended September 30, 2010 and September 30, 2009.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Years Ended
	September 30,
	2010	2009
Numerator
Loss from continuing operations	$308,002	$380,137
Loss from discontinued operations	$-	$4,003,458
Denominator
Weighted average number of common shares outstanding used in loss per share during the years	3,272,371	545,936
Loss per share from continuing operations - basic and diluted	(0.09)	(0.70)
Loss per share from discontinued operation - basic and diluted	-	(7.33)

(10)  DISCONTINUED OPERATIONS

On May 11, 2009, the Company entered into a share transfer agreement (the “Agreement”) with Jiangxi Tengyi Telecommunications Ltd., an unaffiliated third party (“Jiangxi Tengyi”) wherein we sold the entirety of our 70% equity ownership of Hongcheng Tengyi Telecommunications (“JXHC) to Jiangxi Tengyi for a total consideration of $100, effective on March 31, 2009. The gain resulted from this disposal is $189,230.

In May 2009, the Board of Directors of the Company resolved to terminate the operations related to GlobStream. In connection with its August 1, 2009 agreement with Hua Hui, the Company sold to Hua Hui its equity interest in GlobStream and certain assets of both SNMTS and CFCD and certain assets of the Company.

The following income and expense items have been segregated and included in loss from discontinued operations, as appropriate, in the consolidated statement of operations and comprehensive income for the year ended September 30, 2009:

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(10)    DISCONTINUED OPERATIONS - CONTINUED

Year ended September 30, 2009

Net sales	$ 17,220
Cost of sales	5,143
Gross margin	12,077

General and administrative expenses	31,456
Depreciation and amortization	3,926
Loss from operations	(23,305)
Other income	6
Non-controlling interest	3,593
Loss from operation of discontinued subsidiaries	$ (19,706)

Impairment loss on goodwill due to disposal of subsidiary	(4,172,982)
Gain on disposal of discontinued operations	189,230

Loss from discontinued operations	$ (4,003,458)

(11)     INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended September 30, 2010 and 2009. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

PRC

CFCD established in the PRC was subject to the PRC Enterprise Income Tax (“EIT”) at 33% prior to January 1, 2008.

The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations.

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(11)     INCOME TAXES – CONTINUED

exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of September 30, 2010 and 2009.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the years ended September 30, 2008 through 2010 are open to examination by the PRC state and local tax authorities.

As of September 30, 2010 and 2009, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(12)

   NON-MONETARY TRANSACTION

On August 1, 2009, we entered into a subscription and asset sale agreement with Hua Hui. Under the terms of the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui. In exchange, we agreed to issue to Hua Hui 2,774,392 shares of our common stock. As additional consideration, we transferred to Hua Hui all of our shares of the GlobStream Technology Inc., certain assets of both SNMTS and CFCD and certain assets of the Company.

According to ASC 845-10-S99, transfers of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the entity’s initial public offering normally should be recorded at the transferors' historical cost basis determined under GAAP.  In this transaction, Hua Hui became the controlling shareholder of the Company after it transferred the commercial income rights to the Company.  Therefore, the accounting principles in ASC 845-10-S99 were followed and the Company recorded the rights at its historical cost basis, which was internally developed and had zero basis.

According to ASC 845-10-30, the accounting for non-monetary transactions should be based on the fair values of the assets (or services) involved, which is the same basis as that used in monetary transactions. Thus, the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. The fair value of the asset received shall be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a non-monetary asset received in a nonreciprocal transfer shall be recorded at the fair value of the asset received. A transfer of a non-monetary asset to a stockholder or to another entity in a nonreciprocal transfer shall be recorded at the fair value of the asset transferred and a gain or loss shall be recognized on the disposition of the asset. We recorded the disposal of the subsidiaries and assets at fair value. As the result of the transaction with Hua Hui, we experienced a loss on disposal of the above mentioned assets of $1,345,688 in fiscal year 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GRAND RESORTS, INC.

Date: January 13, 2010	By :/s/ Menghua Liu
Menghua Liu, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2010	By : /s/ Menghua Liu
Menghua Liu, Chairman and Director

Date: January 13, 2010	By : /s/ Xiangyang Liu
Xiangyang Liu, Director

Date: January 13, 2010	By : /s/ Yanhong Deng
Yanhong Deng, Director