Form 10-K/A
period 2010-09-30
China Grand Resorts, Inc.
filed 2011-01-20
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

（Amendment No.1）

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On January 13, 2011, the Company filed its Form 10-K for the fiscal year ended September 30, 2010 with the Securities and Exchange Commission (“Original Form 10-K”). After the filing of the Original Form 10-K, the Company realized that the conversion to HTML format created a number of formatting errors, including the fact that the Company’s organizational chart did not appear in Note 1(a) to the Consolidated Financial Statements (on Page F-9). This amended filing correct those formatting errors.

Except as otherwise provided, this amended filing does not modify or update the disclosures made in the Original Form 10-K.

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

Competition and Market Data

We will be subject to intense competition in the sale of our apartment units in the Project from other real estate developers and development projects in the local Changde real estate market. Despite the competition, we believe that our competitive advantages are as follows; it is in close proximity to several tourist destinations and commercial areas, it features many amenities with the Huadun Changde International Hotel Complex, including on site restaurants, café, bars, tea house, fitness club, beauty salon, swimming pool, and shopping mall, and we believe that its is a well designed and well constructed building.

Management believe that the number of Chinese consumers able and willing to purchase second homes for vacationing will increase with China’s continued explosive growth. These wealthy consumers are spread throughout the country, This nationwide concentration of potential buyers requires a targeted national media marketing, which is something we will be able to offer as part of our overall marketing and sales strategy.

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

1

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

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the Years ended
	September 30,
	2010	2009

Cash flows from operating activities :
Net loss from continuing operations	$ (308,002)	$ $ (380,137)
Net loss from discontinued operations	-	(4,003,458)
Net loss	(308,002)	(4,383,595)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	6,604	195,011
Impairment loss on goodwill due to disposal of subsidiary	-	4,172,982
Loss from discontinued operations, net	-	19,706
Income from revaluation of liquidated damage	-	(1,903,000)
Loss on disposal of assets	-	1,345,688
Gain on disposal of discontinued operations, net	-	(189,230)
Change in operating assets and liabilities:
Other receivables	(2,628)	47,558
Prepaid expenses	-	13,126
Other payables	(73,937)	(245,239)
Net cash used in operating activities	(377,963)	(926,993)

Cash flows from investing activities :
Purchase of plant and equipment	(31,224)	-
Security deposit	(16,330)	-
Collection of related party receivable	-	493,945
Net cash (used in) provided by investing activities	(47,554)	493,945

Cash flows from financing activities :
Repayment to related parties for loans	(49,072)	-
Proceeds from related parties’ loans	531,284	114,353
Proceeds from issuance of stock	-	222,339
Net cash provided by financing activities	482,212	336,692

Effect of exchange rate fluctuations on cash	(4,746)	99,838

Net increase in cash and cash equivalents from continuing operations	51,949	3,482
Net decrease in cash and cash equivalents from discontinued operations	-	(19,838)
Net increase/(decrease) in cash and cash equivalents	51,949	(16,356)
Cash and cash equivalents at beginning of year	26,424	42,780
Cash and cash equivalents at end of year	$ 78,373	$ 26,424
Non-cash investing and financing transactions
Liquidated damage share issued	-	87,000
Issued common stock to acquire Globstream	-	44,219
Issued common stock to exchange the commercial right from a related party	-	55,488

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

Below is the organizational chart in existence as of September 30, 2010:

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

(b) Commencing in October 2009, we began receiving funds amounting to approximately $461,000 from Hua Hui, an 84.8% shareholder, for the working capital purpose. The amount is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the year amounted to approximately $13,000 and the effective interest rate of the loans was 2.91%.

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

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of September 30, 2010 and 2009.

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

CHINA GRAND RESORTS, INC.

Date: January 19, 2010	By :/s/ Menghua Liu
Menghua Liu, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2010	By : /s/ Menghua Liu
Menghua Liu, Chairman and Director

Date: January 19, 2010	By : /s/ Xiangyang Liu
Xiangyang Liu, Director

Date: January 19, 2010	By : /s/ Yanhong Deng
Yanhong Deng, Director

F-1