Form 10-Q
period 2010-12-31
China Grand Resorts, Inc.
filed 2011-02-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2011: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of
	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,157	$78,373
Other receivables	10,701	10,379
Total Current Assets	26,858	88,752

Property and equipment, net	30,181	31,957
Security deposit	16,523	16,330
	46,704	48,287
Total Assets	$73,562	$137,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	$29,382	$32,554
Loan from related parties	608,385	596,565
Total Current Liabilities	637,767	629,119
Total Liabilities	637,767	629,119

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of December 31, 2010 and September 30, 2010	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(10,722,512)	(10,655,326)
Accumulated other comprehensive income	55,995	60,934
Total Stockholders' Deficiency	(564,205)	(492,080)
Total Liabilities and Stockholders’ Deficiency	$73,562	$137,039

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)
	For the three months ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative expenses	58,986	66,742
Depreciation and amortization	2,143	398
	61,129	67,140
Operating loss	(61,129)	(67,140)

Other (expenses) income
Interest income	51	-
Interest expenses	(5,899)	(1,210)
Other expenses	(209)	-
Total other expenses, net	(6,057)	(1,210)
Loss before income taxes	(67,186)	(68,350)
Income tax expense	-	-
Net loss	$(67,186)	$(68,350)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	3,272,311	3,272,556

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the three months ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(67,186)	(68,350)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	2,143	398
Change in operating assets and liabilities:
Other receivables	(322)	5,596
Other payables	(3,172)	(51,464)
Net cash used in operating activities	(68,537)	(113,820)

Cash flows from financing activities :
Repayment to related parties for loans	-	(46,226)
Advances from shareholders	11,820	160,737
Net cash provided by financing activities	11,820	114,511

Effect of exchange rate fluctuations on cash	(5,499)	(5)

Net (decrease)/ increase in cash and cash equivalents	(62,216)	686
Cash and cash equivalents at beginning of year	78,373	26,424
Cash and cash equivalents at end of year	16,157	27,110

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K/A for the fiscal year ended September 30, 2010 filed on January 20, 2011. Operating results for the three months ended December 31, 2010, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

 (a) Organization

The Company was incorporated in the state of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc., and on November 16, 2009, we changed our name to China Grand Resorts, Inc. to more accurately reflect our business focus.

On March 30, 2009, we completed an acquisition pursuant to an Acquisition Agreement (the “Acquisition Agreement”) with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a Cayman Islands corporation for $156,000. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors. In May 2009, we terminated the operations related to GlobStream because the mobile phone multi-media and advertising businesses of GlobStream were not performing well. Effective on August 1, 2009, the Company used the ownership in GlobStream, among other more material considerations, to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income rights as detailed below – acquisition of commercial income rights.

On July 1, 2007, the Company acquired 100% interest of Sun New Media Transactional Services Limited (“SNMTS”), a company incorporated in Hong Kong, and its wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in the People’s Republic of China, from a third party for limited consideration.  In December 2009, the Company incorporated Key Prosper Holdings Limited (“KPH”), a company incorporated in the British Virgin Islands.

Below is the current organizational chart of the Company:

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)  DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

 (a) Organization - Continued

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

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 70% completed as the date hereof. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

With respect to the Project, Hua Hui will be responsible for project marketing and perform the actual unit sales. We expect to pay Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)  DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

 (b) Nature of prior businesses

During most of calendar 2008, our business focus was based on the interest acquisition in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd (“JXHC”) and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max Enterprises Ltd. We attempted to provide ancillary services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card or bank account. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party effective in March 2009 for $100.

(2)

BASIS OF PRESENTATION

The Company’s unaudited consolidated financial statements are prepared in accordance with US GAAP and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

(a)

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, SNMTS, CFCD and KPH. All inter-company balances and transactions between the entities have been eliminated in consolidation.

(b) Going Concern and Management Plan

As of December 31, 2010, the Company had an accumulated deficit totaling $ 10,722,512 and negative working capital $610,909. The Company suffered a loss of $ 67,186 for the three months ended December 31, 2010 and $ 68,350 for the three months ended December 31, 2009. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

BASIS OF PRESENTATION – CONTINUED

(d) Recently issued accounting standards

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(3)      PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	December 31, 2010	September 30, 2010
	(Unaudited)

Computer software	$1,617	$1,598
Office equipment	20,421	20,181
Leasehold improvement	19,222	18,996
	41,260	40,775
Less: accumulated depreciation and amortization	(11,079)	(8,818)
	$30,181	$31,957

Depreciation and amortization expenses for the three months ended December 31, 2010 and 2009 were $2,143 and $398 respectively.

(4)     OTHER PAYABLES

   Other payables consist of the following:

	As of December 31, 2010	As of September 30, 2010
	(Unaudited)
	$29,382	$32,554
Other Payables

       The balances of other payables mainly includes audit fees and other office expense payables.

(5)   RELATED PARTY TRANSACTIONS

     Loan from related parties

As of
	December 31, 2010	September 30, 2010
	(Unaudited)

Redrock Capital Venture Limited (a)	$100,280	$100,280
Beijing Hua Hui Hengye Investment Limited (b)	508,105	496,285
	$608,385	$596,565

(a) Commencing in June 2009, we began receiving funds from Redrock Capital Venture Limited, a minority shareholder, for working capital purposes. The amount due to Redrock is due on demand and bears no interest. Redrock is a minority shareholder.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(5)   RELATED PARTY TRANSACTIONS - CONTINUED

(b)

Commencing in October 2009, we began receiving funds from Hua Hui, our largest shareholder, for working capital purposes. As of December 31, 2010, the amount due to Hua Hui is $508,105, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months amounted to approximately $5,900 and the effective interest rate of the loans was 5.09%.

(6)   CAPITAL STOCK

(a) Common stock

On September 8, 2009, pursuant to the transaction with Hua Hui on August 1, 2009, the Company issued 832,318 shares of its common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. In addition, on that same date, it issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among the Company, the escrow agent, and Hua Hui.

On November 14, 2009, the Board of Directors resolved to return and retired the 500 treasury stock held by the Company.

Effective on November 16, 2009, we effected a 20 for 1 reverse split of our issued and outstanding common stock. This reverse stock split already gave retroactive effect in the computation of basis and diluted EPS for all period presented accordingly.

As of December 31, 2010, the Company had 3,272,311 shares issued and outstanding.

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

As of December 31, 2010, the Company had 7,782 common stock warrants outstanding.

(c) 2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of December 31, 2010, no options were granted under the Plan.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(6)

CAPITAL STOCK - CONTINUED

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

(7)

COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing consisting of 192.7 square feet. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent. Moreover, we have entered into second building lease for an office located in Beijing consisting of 10 square feet. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. As of December 31, 2010, our total future commitments for minimum lease payments are as follows:

Within one year	$60,683

Rental expenses for the three months ended December 31, 2010 and 2009 was $13,798 and $8,082 respectively.

(8)   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended December 31, 2010 and 2009.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended
	December 31,
	2010	2009
Numerator
Net loss	$(67,186)	$(68,350)
Denominator
Weighted average number of common shares outstanding used in loss per share during the years	3,272,311	3,272,556
Loss per share - basic and diluted	(0.02)	(0.02)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2010, as well as the following:

•	our ability to implement and execute our current business plan, including the ability to sell the apartment units of the Project;

•	the economic conditions in the Changde market, the location of the apartment units and elsewhere in the PRC for our consulting and marketing business,

•	Laws and regulations implemented by the PRC government designed to temper the real estate market in the PRC;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to raise additional funds, including loans from affiliates, to execute our new business plan ;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	other matters discussed in this Quarterly Report generally.

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

Overview

We were organized under the laws of the State of Nevada on September 21, 1989. We engaged in a variety of business, described in part below, and effected various name changes prior to November 2009 when the name was changed to China Grand Resorts, Inc. Our subsidiary is Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, which has a wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China. In December 2009, the Company incorporated Key Prosper Holdings Limited, a company incorporated in the British Virgin Islands on December 8, 2009, with 100% shareholdings.

During the three year period prior to December 2007, our principal business was providing marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC. During December 2007 through January 2008, we re-directed our business towards providing mobile phone based services in the PRC. In January 2008, we divested ourselves of our advertising and marketing business.

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

On March 30, 2009, we acquired additional mobile internet software technology through our acquisition of GlobStream Technology Inc. (“Globstream”) from its shareholders for $156,000. GlobStream was founded by Dr. Wenjun Luo, one of our former directors. In May of that same year, we terminated the operations related to GlobStream. Effective on August 1, 2009, we sold our ownership in GlobStream to Hua Hui.

On August 1, 2009, as previously disclosed, we entered into a subscription agreement with Beijing Hua Hui Investment Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at $8,777,000. As consideration, we agreed to pay a total of $7,317,000, to be satisfied by issuing Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40 per share (the closing price of our common stock on the transaction date (August 1, 2009) after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241.

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, our initial business goal was to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. As part of that goal, we intend to market the commercial rights to the Project that we received from Hua Hui. We planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2010, the PRC State Council adopted a number of governmental initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), it is evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

With respect to the Project, Hua Hui will responsible for project marketing and perform the actual unit sales. We expect to pay Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and was expected to be completed on December 31, 2010. However, due to certain structural and style changes implemented by Hua Hui, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 70% completed as the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($830) per square meter to RMB 6,500 ($980) per square meter. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, it initiated advertisements in the Changde airport and has an outdoor billboard on the main road of Changde City. In addition, it also has printed sales brochures; visited with potential buyers and commenced website design for the Project. In addition, a sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour then these models to gain appreciation of the design, structure and appearance of the units. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our working capital budget for the next 12 months is approximately $495,000 which relate principally to costs of our executive offices. This amount is comprised of $198,000 in professional fees, $132,000 in salaries and related personnel costs, $52,000 for executive office rent, and $113,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units in the second quarter of calendar year 2011. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Total Revenues and Gross Margin

For the three month period ended December 31, 2010, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2009, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the three months ended December 31, 2010, we incurred general and administrative expenses of $58,986 compared with $66,742 for the three months ended December 31, 2009. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $2,143 in depreciation and amortization for the three months ended December 31, 2010 compared with $398 for the comparable three months ended December 31, 2009, the difference is due to the increase of the fixed assets. Our loss from operations for the three months ended December 31, 2010 was $61,129 compared to $67,140 for the three months ended December 31, 2009. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the three months ended December 31, 2010 is $6,057, which mainly is the interest expense for the period. For the corresponding period in year 2009, other expense is $1,210 which is also the interest expense. The increase in interest expense corresponds to the increase in the amount of interest bearing loans from Hua Hui.

Net loss

Our net loss $ 67,186 for the three months ended December 31, 2010 compared to a net loss of $ 68,350 for the three months ended December 31, 2009. The difference is due to the reasons discussed above.

Comprehensive Loss

During three months ended December 31, 2010, we had a foreign currency translation loss of $4,939 compared with a loss of $17 for the three months ended December 31, 2009. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $72,125 for the three months ended December 31, 2010 compared with a total comprehensive loss of $68,367 for the comparable three months ended December 31, 2009.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009
Net cash used in operating activities	$(68,537)	$(113,820)
Net cash provided by financing activities	$11,820	$114,511
Effect of exchange rate fluctuations on cash and cash equivalents	$(5,499)	$(5)
Net (decrease)/ increase in cash and cash equivalents	$(62,216)	$686
Cash and cash equivalents (closing balance)	$16,157	$27,110

The net cash used in operating activities for the three months ended December 31, 2010 was negative $68,537, compared with net cash used in operating activities of negative $113,820 for the three months ended December 31, 2009. The difference of $45,283 is primarily due to the lower amounts paid to vendors and third parties (other payables) during the three months ended December 31, 2010.

The net cash used in investing activities was $ nil for the three month ended December 31, 2010 and 2009.

The net cash provided by financing activities for the three month ended December 31, 2010 was $11,820, compared with net cash provided by financing activities of $114,511 for the three month ended December 31, 2009. The difference of $102,691 is mainly due to greater loan advances from shareholders during the three months ended December 31, 2009.

The effect of the exchange rate on cash was a loss of $5,499 for the three months ended December 31, 2010, compared with a loss of $5 for the three months ended December 31, 2009. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the three months ended December 31, 2010 and 2009 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. We are uncertain as to when we will achieve profitable operations. We have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder. However, we do not have any agreements, arrangements or commitments with or guarantees from any party, including our largest shareholder, to provide funding to us. We cannot guarantee that we will be successful in our efforts to enhance our liquidity. If we are unable to raise sufficient funds to meet our cash requirements as described above, we may be required to curtail, suspend, or discontinue our current and/or proposed operations. Our inability to raise additional funds as described above may force us to restructure, file for bankruptcy, sell assets or cease operations, any of which could adversely impact our business and business strategy, and the value of our capital stock. Due to the current price of our common stock, any common stock based financing, including transactions with affiliates which may include equity conversions of outstanding loans, will likely create significant dilution to the then existing shareholders. In addition, in order to conserve capital and to provide incentives for our employees and service providers, it is conceivable that we may issue stock for services in the future which also may create significant dilution to existing shareholders.

Our capital budget for the next 12 months is as follows:

$495,000 for our executive offices expenditures, which includes $132,000 in salaries and related costs of personnel, $198,000 in professional fees, $52,000 in executive office rent, and $113,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units in the second quarter of calendar year 2011. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. The leased premise consists of 192.7 square feet. Moreover, we have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. The leased premise for the second Beijing lease consists of 10 square feet. The lease expenses for the three months ended December 31, 2010 amounted to $13,798 and the total lease commitment as of December 31, 2010 is $60,683.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the annual report for the year ended September 30, 2010. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

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

Income Taxes

We account for income taxes under ASC No 740, "Income Taxes". We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2009 and 2010 due to net loss occurred.

Item 4 Controls and Procedures

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: February 14, 2011	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer