Form 10-Q/A
period 2010-12-31
China Grand Resorts, Inc.
filed 2011-02-22
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

Amendment No. 1 to

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

Large Accelerated Filer [   ]           Accelerated Filer [   ]

Non-Accelerated Filer [   ]             Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act [  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 14, 2011: 3,272,311 shares of common stock

EXPLANATORY NOTE

On February 14, 2011, the Company filed its Form 10-Q for the Quarterly Report for the quarterly report ended December 31, 2010 with the Securities and Exchange Commission (“Original Form 10-Q”). After the filing of the Original Form 10-Q, the Company realized that it omitted the Total Comprehensive Loss which was contained in its Consolidated Statements Of Changes In Stockholders’ Deficiency And Comprehensive Loss which is included herein.

Except as otherwise provided, this amended filing does not modify or update the disclosures made in the Original Form 10-Q.

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

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

(IN U.S. DOLLAR)

						Accumulated
						Other	Total	Total
	Common stock		Treasury	Additional	Accumulated	Comprehensive	stockholders’	Comprehensive
	Number	Amount	Stock	Paid In Capital	Deficit	Income (Loss)	deficiency	(Loss)

Balance as of October 1, 2009	3,272,811	3,272	(10)	10,099,050	(10,347,324)	65,152	(179,860)

Shares returned and retired	(500)	-	10	(10)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	(4,218)	(4,218)	(4,218)

Net loss	-	-	-	-	(308,002)	-	(308,002)	(308,002)

Comprehensive loss	-	-	-	-	-	-	-	$ (312,220)

Balance as of September 30, 2010	3,272,311	$ 3,272	-	$ 10,099,040	$ (10,655,326)	$ 60,934	$ (492,080)

Foreign currency translation adjustment	-	-	-	-		(4,939)	(4,939)	(4,939)
Net loss	-	-	-	-	(67,186)	-	(67,186)	(67,186)

Comprehensive loss	-	-	-	-	-	-	-	$ (72,125)

Balance as of December 31, 2010 (Unaudited)	3,272,311	$ 3,272	-	$ 10,099,040	$ (10,722,512)	$ 55,995	$ (564,205)

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

(6)   CAPITAL STOCK – CONTINUED

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

China Grand Resorts, Inc.

Date: February 21, 2011	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer