Form 10-Q
period 2011-03-31
China Grand Resorts, Inc.
filed 2011-05-16
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer  [  ]o              Accelerated Filer  [  ]

Non-Accelerated Filer   [  ]o              Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act [ ]Yes  [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2011: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of
	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	17,150	78,373
Other receivables	10,725	10,379
Security deposit	16,690	-
Total Current Assets	44,565	88,752

Property and equipment, net	28,308	31,957
Security deposit	-	16,330
	28,308	48,287
Total Assets	72,873	137,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	15,197	32,554
Loan from related parties	684,162	596,565
Total Current Liabilities	699,359	629,119
Total Liabilities	699,359	629,119

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of March 31, 2011 and September 30, 2010	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(10,810,664)	(10,655,326)
Accumulated other comprehensive income	81,866	60,934
Total Stockholders' Deficiency	(626,486)	(492,080)
Total Liabilities and Stockholders’ Deficiency	72,873	137,039

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
		(unaudited)		(unaudited)
OPERATING EXPENSES
General and administrative expenses	48,328	78,755	107,314	145,497
Depreciation and amortization	2,153	2,459	4,296	2,857

OPERATING LOSS	(50,481)	(81,214)	(111,610)	(148,354)

OTHER (EXPENSE) INCOME
Interest income(expense)	(6,507)	(2,048)	(12,355)	(3,258)
Other expenses	(38)	-	(247)	-
TOTAL OTHER EXPENSES, NET	(6,545)	(2,048)	(12,602)	(3,258)
LOSS BEFORE INCOME TAX	(57,026)	(83,262)	(124,212)	(151,612)
Income tax expenses	-	-	-	-
NET LOSS	(57,026)	(83,262)	(124,212)	(151,612)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(5,254)	(92)	20,932	(109)

TOTAL COMPREHENSIVE LOSS	(62,280)	(83,354)	(103,280)	(151,722)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	3,272,311
			3,272,311	3,272,311
Net (loss) earnings per share	(0.02)	(0.03)	(0.03)	(0.05)
(Loss) earnings per share from continuing operations -basic and diluted	(0.02)	(0.03)
			(0.03)	(0.05)
Earnings (loss) per share from discontinued operations -basic and diluted	-	-
			-	-

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the six months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(124,212)	(151,612)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	4,296	2,857
Change in operating assets and liabilities:
Other receivables	(706)	(12,625)
Other payables	(17,357)	(51,947)
Net cash used in operating activities	(137,979)	(213,327)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of ) proceeds from sale of property and equipment	-	(27,964)
Purchase of intangible assets	-	(1,569)

Net cash provided by (used in) investing activities	-	(29,533)

Cash flows from financing activities :
Repayment to related parties for loans	-	(49,072)
Advances from shareholders	87,597	350,919
Net Cash provided by (used in) Investing Activities	87,597	301,847

Net cash provided by financing activities

Effect of exchange rate fluctuations on cash	(10,841)	(1,723)

Net (decrease)/ increase in cash and cash equivalents	(61,223)	57,264
Cash and cash equivalents at beginning of year	78,373	26,424
Cash and cash equivalents at end of year	17,150	83,688

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K/A for the fiscal year ended September 30, 2010 filed on January 20, 2011. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)  DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

 (a) Organization - Continued

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”).  The Project is currently under development by Hua Hui and is expected to be completed at the end of calendar year 2011

The Project consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, in second quarter of 2011, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 64 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity These rights were valued at approximately $8,777,000 by an independent appraiser and we agreed to pay a total of $7,317,000 as consideration. In this regard,, we agreed to issue to Hua Hui, 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed during the third quarter of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 80% completed as the date hereof. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

(b) Going Concern and Management Plan

As of March 31, 2011, the Company had an accumulated deficit totaling $10,810,664 and negative working capital $654,794. The Company suffered a loss of $57,026 for the three months ended March 31, 2011 and $83,262 for the three months ended March 31, 2010. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the transaction with Hua Hui as discussed in Note 1(a), we expect to receive the commercial income rights of the Project.

The Company is actively pursuing additional capital in an effort to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop a new business strategy, other than its ownership of the commercial  income rights to the Project.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(3)

PROPERTY AND EQUIPMENT, NET

   The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)

Computer software	1,634	1,598
Office equipment	20,626	20,181
Leasehold improvement	19,416	18,996
	41,676	40,775
Less: accumulated depreciation and amortization	(13,368)	(8,818)
	28,308	31,957

Depreciation and amortization expenses for the three months ended March 31, 2011 and 2010 were $2,153 and $2,459 respectively.

(4)     OTHER PAYABLES

   Other payables consist of the following:

	As of
	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)
	$15,197	$32,554
Other Payables

The balances of other payables mainly include audit fees and other office expense payables.

(5)     RELATED PARTY TRANSACTIONS

      Loan from related parties

As of
	March 31, 2011	September 30, 2010
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	100,280	100,280
Beijing Hua Hui Hengye Investment Limited (b)	583,882	496,285
	684,162	596,565

(a) Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited, a minority shareholder, for working capital purposes. The amount due to Redrock is due on demand and bears no interest.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(5)   RELATED PARTY TRANSACTIONS - CONTINUED

   (b) Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of March 31, 2011, the amount due to Hua Hui is $583,882, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months amounted to approximately $6,532 and the effective interest rate of the loans was 4.74%.

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

As of March 31, 2011, the Company had 3,272,311 shares issued and outstanding.

(b) Warrants/options

On July 22, 2007, 60,000 common stock warrants were issued to Investors. Under the Warrant, the investors have the right, for a period of three years from the date of such warrant, to purchase a total of 60,000 shares of the Company’s common stock. The per share exercise price of the Warrant is $33. The warrants expired on July 21, 2010.

 On July 4, 2008, pursuant to the Stock Purchase Agreement made and entered into by the Company and Her Village Limited, we issued warrants to the investor for the option to purchase 50,000 shares of Common Stock with an exercise price of $20 per share and an expiration date of 18 months from the date of issuance. The warrants expired on January 3, 2010.

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

As of March 31, 2011, the Company had 7,782 common stock warrants outstanding.

(c) 2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of March 31, 2011, no options were granted under the Plan.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(7)

COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing consisting of 192.7 square feet. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent. Moreover, we have entered into a second building lease for an office located in Beijing consisting of 10 square feet. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. As of March 31, 2011, our total future commitments for minimum lease payments are as follows:

Within one year	$45,927

Rental expenses for the six months ended March 31, 2011 and 2010 was $29,370 and $21,138 respectively.

(8)   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended March 31, 2011 and 2010.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net loss	$(57,026)	$(83,262)	$(124,212)	$(151,612)
Weighted average number of common shares outstanding used in loss per share during the years	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share - basic and diluted	(0.02)	(0.03)	(0.03)	(0.05)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2010, as well as the following:

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

On August 1, 2009, as previously disclosed herein, we entered into a subscription agreement with Beijing Hua Hui Investment Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The commercial income rights were valued by an independent appraiser at $8,777,000. As consideration, we agreed to pay a total of $7,317,000, to be satisfied by issuing Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40 per share (the closing price of our common stock on the transaction date (August 1, 2009) after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241.

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, our initial business goal was to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. As part of that goal, we intend to market the commercial rights to the Project that we received from Hua Hui. We planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2011, the PRC State Council adopted a number of governmental initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), it is evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

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

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and initially was expected to be completed on December 31, 2010. However, due to certain structural and style changes implemented by Hua Hui, Hua Hui has informed us that the Project is expected to be completed during the third quarter of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 70% completed as the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($839) per square meter to RMB 6,500 ($991) per square meter. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, it initiated advertisements in the Changde airport and has an outdoor billboard on the main road of Changde City. In addition, it also has printed sales brochures; visited with potential buyers and commenced website design for the Project. A, sales center and several model units with respect to the Project were completed by Hua

Hui in late November 2010. Potential buyers can tour then these models to gain appreciation of the design, structure and appearance of the units. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our working capital budget for the next 12 months is approximately $485,000 which relate principally to costs of our executive offices. This amount is comprised of $180,000 in professional fees, $140,000 in salaries and related personnel costs, $52,000 for executive office rent, and $113,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units in the third quarter of calendar year 2011. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total Revenues and Gross Margin

For the three month period ended March 31, 2011, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2010, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the three months ended March 31, 2011, we incurred general and administrative expenses of $48,328 compared with $78,755 for the three months ended March 31, 2010. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $2,153 in depreciation and amortization for the three months ended March 31, 2011 compared with $2,459 for the comparable three months ended March 31, 2010, the difference is due to the fluctuation of exchange rate of US dollars against RMB. Our loss from operations for the three months ended March 31, 2011 was $50,481 compared to $81,214 for the three months ended March 31, 2010. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the three months ended March 31, 2011 is $6,507, which mainly is the interest expense for the period. For the corresponding period in year 2010, other expense is $2,048 which is also the interest expense. The increase in interest expense corresponds to the increase in the amount of interest bearing loans from Hua Hui.

Net loss

Our net loss $57,026 for the three months ended March 31, 2011 compared to a net loss of $83,262 for the three months ended March 31, 2010. The difference is due to the reasons discussed above.

Comprehensive Loss

During three months ended March 31, 2011, we had a foreign currency translation gain of $5,254 compared with a loss of $92 for the three months ended March 31, 2010. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $62,280 for the three months ended March 31, 2011 compared with a total comprehensive loss of $83,354 for the comparable three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Total Revenues and Gross Margin

For the three month period ended March 31, 2011, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2010, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the six months ended March 31, 2011, we incurred general and administrative expenses of $107,314 compared with $145,497 for the six months ended March 31, 2010. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $4,296 in depreciation and amortization for the six months ended March 31, 2011 compared with $2,857 for the comparable six months ended March 31, 2010, the difference is due to the purchase of fixed assets during the six months ended March 31, 2011. Our loss from operations for the six months ended March 31, 2011 was $111,610 compared to $148,354 for the six months ended March 31, 2010. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the six months ended March 31, 2011 is $12,355, which mainly is the interest expense for the period. For the corresponding period in year 2010, other expense is $3,258 which is also the interest expense. The increase in interest expense corresponds to the increase in the amount of interest bearing loans from Hua Hui.

Net loss

Our net loss $124,212 for the six months ended March 31, 2011 compared to a net loss of $151,612 for the six months ended March 31, 2010. The difference is due to the reasons discussed above.

Comprehensive Loss

During six months ended March 31, 2011, we had a foreign currency translation gain of $20,932 compared with a loss of $109 for the six months ended March 31, 2010. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $103,280 for the six months ended March 31, 2011 compared with a total comprehensive loss of $151,722 for the comparable six months ended March 31, 2010.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the six months ended March 31, 2011 and 2010:

	Six Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(137,979)	$(213,327)
Net cash provided by (used in) investing activities	-	(29,533)
Net cash provided by financing activities	$87,597	$301,847
Effect of exchange rate fluctuations on cash and cash equivalents	$(10,841)	$(1,723)
Net (decrease)/ increase in cash and cash equivalents	$(61,223)	$57,264
Cash and cash equivalents (closing balance)	$17,150	$83,688

The net cash used in operating activities for the six months ended March 31, 2011 was negative $137,979, compared with net cash used in operating activities of negative $213,327 for the six months ended March 31, 2010. The difference of $75,348 is primarily due to the reduction of general and administrative expenses discussed above during the six months ended March 31, 2011.

The net cash used in investing activities for the six month ended March 31, 2011 was $ nil, compared with net cash provided by investing activities of $29,533 for the six month ended March 31, 2010. The cash difference of $29,533 is primarily caused by the purchase of plant and equipment in the 2010 period.

The net cash provided by financing activities for the six month ended March 31, 2011 was $87,597 , compared with net cash provided by financing activities of $301,847 for the six month ended March 31, 2010. The difference of $214,250 is mainly due to the reduction of loan from shareholders during the six months ended March 31, 2011.

The effect of the exchange rate on cash was a loss of $10,841 for the six months ended March 31, 2011, compared with a loss of $1,723 for the six months ended March 31, 2010. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the six months ended March 31, 2011 and 2010 is due to the reasons mentioned above.

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

Our capital budget for the next 12 months is as follows:

$485,000 for our executive offices expenditures, which includes $140,000 in salaries and related costs of personnel, $180,000 in professional fees, $52,000 in executive office rent, and $113,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units in the third quarter of calendar year 2011. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. The leased premise consists of 192.7 square feet. Moreover, we have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. The leased premise for the second Beijing lease consists of 10 square feet. The lease expenses for the three months ended March 31, 2011 amounted to $12,497 and the total lease commitment as of March 31, 2011 is $45,927

CRITICAL ACCOUNTING POLICIES

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: May 16 , 2011	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief executive Officer