Form 10-Q
period 2011-06-30
China Grand Resorts, Inc.
filed 2011-08-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2011: 3,272,311 shares of common stock

1

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	32,455	78,373
Other receivables	10,496	10,379
Security deposit	16,909	-
Total Current Assets	59,860	88,752

Property and equipment, net	26,473	31,957
Security deposit	-	16,330
	26,473	48,287
Total Assets	86,333	137,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	15,365	32,554
Loan from related parties	761,146	596,565
Total Current Liabilities	776,511	629,119
Total Liabilities	776,511	629,119

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of June 30, 2011 and September 30, 2010	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(10,866,998)	(10,655,326)
Accumulated other comprehensive income	74,508	60,934
Total Stockholders' Deficiency	(690,178)	(492,080)
Total Liabilities and Stockholders’ Deficiency	86,333	137,039

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
		(unaudited)		(unaudited)
OPERATING EXPENSES
General and administrative expenses	46,789	64,113	154,104	209,610
Depreciation and amortization	2,191	1,643	6,487	4,500

OPERATING LOSS	(48,980)	(65,756)	(160,591)	(214,110)

OTHER (EXPENSE) INCOME
Interest income(expense)	(7,328)	(3,116)	(19,683)	(6,374)
Other expenses	(27)	(390)	(273)	(390)
TOTAL OTHER EXPENSES, NET	(7,355)	(3,506)	(19,956)	(6,764)
LOSS BEFORE INCOME TAX	(56,335)	(69,262)	(180,547)	(220,874)
Income tax expenses	-	-	-	-
NET LOSS	(56,335)	(69,262)	(180,547)	(220,874)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(7,359)	(1,482)	13,573	(1,591)

TOTAL COMPREHENSIVE LOSS	(63,694)	(70,744)	(166,974)	(222,465)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	3,272,311
			3,272,311	3,272,311
Net (loss) earnings per share	(0.02)	(0.02)	(0.05)	(0.07)
(Loss) earnings per share from continuing operations -basic and diluted	(0.02)	(0.02)
			(0.05)	(0.07)
Earnings (loss) per share from discontinued operations -basic and diluted	-	-
			-	-

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the nine months ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(180,547)	(220,874)
Adjustments to reconcile net loss to net cash used in
operating activities :
Depreciation and amortization	6,487	4,500
Change in operating assets and liabilities:
Other receivables	(696)	(12,681)
Other payables	(17,189)	(85,535)
Net cash used in operating activities	(191,945)	(314,590)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of ) proceeds from sale of property and equipment	-	(29,578)
Purchase of intangible assets	-	(1,577)

Net cash provided by (used in) investing activities	-	(31,155)

Cash flows from financing activities :
Repayment to related parties for loans	-	(49,072)
Advances from shareholders	164,581	517,733

Net cash provided by financing activities	164,581	468,661

Effect of exchange rate fluctuations on cash	(18,554)	(1,765)

Net (decrease)/ increase in cash and cash equivalents	(45,918)	121,152
Cash and cash equivalents at beginning of year	78,373	26,424
Cash and cash equivalents at end of year	32,455	147,576

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US dollars)

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K/A for the fiscal year ended September 30, 2010 filed on January 20, 2011. Operating results for the three months ended June 30, 2011, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US dollars)

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

(a) Organization - Continued

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui and is expected to be completed at the end of calendar year 2011

The Project consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, at the end of calendar year 2011, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 64 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity These rights were valued at approximately $8,777,000 by an independent valuer and we agreed to pay a total of $7,317,000 as consideration. In this regard,, we agreed to issue to Hua Hui, 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed near the end of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 85% completed as the date hereof. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

(b) Going Concern and Management Plan

As of June 30, 2011, the Company had an accumulated deficit totaling $10,866,998 and negative working capital $716,651 The Company suffered a loss of $56,335 for the three months ended June 30, 2011 and $69,262 for the three months ended June 30, 2010. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the transaction with Hua Hui as discussed in Note 1(a), we received the commercial income rights of the Project.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(3)       PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)

Computer software	$1,655	$1,598
Office equipment	20,897	20,181
Leasehold improvement	19,671	18,996
	42,223	40,775
Less: accumulated depreciation and amortization	15,750	(8,818)
Property and equipment, net	$26,473	$31,957

Depreciation and amortization expenses for the three months ended June 30, 2011 and 2010 were $2,191 and $1,643 respectively.

(4) OTHER PAYABLES

Other payables consist of the following:

	As of
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)
	$15,365	$32,554
Other Payables

The balances of other payables mainly include audit fees and other office expense payables.

(5) RELATED PARTY TRANSACTIONS

Loan from related parties

As of
	June 30, 2011	September 30, 2010
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	$100,280	$100,280
Beijing Hua Hui Hengye Investment Limited (b)	660,866	496,285
Total	$761,146	$596,565

(a) Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited, a minority shareholder, for working capital purposes. The amount due to Redrock is due on demand and bears no interest.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(5) RELATED PARTY TRANSACTIONS - CONTINUED

(b) Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of June 30, 2011, the amount due to Hua Hui is $660,866, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months amounted to approximately $7,349 and the effective interest rate of the loans was 5.19%.

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

As of June 30, 2011, the Company had 3,272,311 shares issued and outstanding.

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

As of June 30, 2011, the Company had 7,782 common stock warrants outstanding.

(c) 2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of June 30, 2011, no options were granted under the Plan.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(7) COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing consisting of 192.7 square feet. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent.. Moreover, we also have entered into a second building lease for an office located in Beijing consisting of 10 square feet. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. As of June 30, 2011, our total future commitments for minimum lease payments are as follows:

Within one year	$28,138

Rental expenses for the nine months ended June 30, 2011 and 2010 was $46,609 and $37,137 respectively.

(8) LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended June 30, 2011 and 2010.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(56,335)	$(69,262)	$(180,547)	$(220,874)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share - basic and diluted	(0.02)	(0.02)	(0.05)	(0.07)

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

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, our initial business goal was to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. As part of that goal, we intend to market the commercial rights to the Project that we received from Hua Hui. We planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2011, the PRC State Council adopted a number of governmental initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), we are evaluating other markets and business opportunities, including subject to market conditions, its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

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

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and initially was expected to be completed on December 31, 2010. However, due to certain structural and style changes implemented by Hua Hui, Hua Hui has informed us that the Project is expected to be completed at the end of calendar year 2011. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 85% completed as the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect prices of the apartment units to range from RMB5,500 ($850) per square meter to RMB 6,500 ($1,004) per square meter. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, it initiated advertisements in the Changde airport and has an outdoor billboard on the main road of Changde City. In addition, it also has printed sales brochures; visited with potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour then these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. In addition, we have commenced independent marketing efforts for the Project on a limited basis. We expect to play an active role in Hua Hui’s future marketing plans. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our working capital budget for the next 12 months is approximately $494,000 which relate principally to costs of our executive offices. This amount is comprised of $185,000 in professional fees, $140,000 in salaries and related personnel costs, $56,000 for executive office rent, and $113,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units at the end of calendar year 2011. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful with any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Total Revenues and Gross Margin

For the three month period ended June 30, 2011, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margin. During the comparable period in 2010, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the three months ended June 30, 2011, we incurred general and administrative expenses of $46,789 compared with $64,113 for the three months ended June 30, 2010. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $2,191 in depreciation and amortization for the three months ended June 30, 2011 compared with $1,643 for the comparable three months ended June 30, 2010, the difference is due to the financial adjustments during the three months ended June 30, 2010. Our loss from operations for the three months ended June 30, 2011 was $48,980 compared to $65,756 for the three months ended June 30, 2010. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the three months ended June 30, 2011 is $7,355, which mainly is the interest expense for the period. For the corresponding period in year 2010, other expense is $3,506 which mainly is the interest expense. The increase in interest expense is a result of higher principal loan amounts from Hua Hui during the current period.

Net loss

Our net loss $56,335 for the three months ended June 30, 2011 compared to a net loss of $69,262 for the three months ended June 30, 2010. The difference is due to the reasons discussed above.

Comprehensive Loss

During three months ended June 30, 2011, we had a foreign currency translation loss of $7,359 compared with a loss of $1,482 for the three months ended June 30, 2010. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $63,694 for the three months ended June 30, 2011 compared with a total comprehensive loss of $70,744 for the comparable three months ended June 30, 2010.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Total Revenues and Gross Margin

For the nine month period ended June 30, 2011, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margin. During the comparable period in 2010, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the nine months ended June 30, 2011, we incurred general and administrative expenses of $154,104 compared with $209,610 for the nine months ended June 30, 2010. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $6,487 in depreciation and amortization for the six months ended June 30, 2011 compared with $4500 for the comparable nine months ended June 30, 2010, the difference is due to the reduction of fixed assets during the nine months ended June 30, 2011. Our loss from operations for the nine months ended June 30, 2011 was $160,591 compared to $214,110 for the nine months ended June 30, 2010. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the nine months ended June 30, 2011 is $19,956, which mainly is the interest expense for the period. For the corresponding period in year 2010, other expense is $6,764 which is also the interest expense. The increase in interest expense is a result of higher principal loan amounts from Hua Hui during the current period.

Net Loss

Our net loss $180,547 for the nine months ended June 30, 2011 compared to a net loss of $220,874 for the nine months ended June 30, 2010. The difference is due to the reasons discussed above.

Comprehensive Loss

During nine months ended June 30, 2011, we had a foreign currency translation gain of $13,573 compared with a loss of $1,591 for the nine months ended June 30, 2010. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $166,974 for the nine months ended June 30, 2011 compared with a total comprehensive loss of $222,465 for the comparable nine months ended June 30, 2010.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the nine months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(191,945)		$(314,590)
Net cash provided by (used in) investing activities	-		(31,155)
Net cash provided by financing activities	$164,581		$468,661
Effect of exchange rate fluctuations on cash and cash equivalents	$(18,554)	$	(1,765)
Net (decrease)/ increase in cash and cash equivalents	$(45,918)		$121,152
Cash and cash equivalents (closing balance)	$32,455		$147,576

The net cash used in operating activities for the nine months ended June 30, 2011 was negative $191,945, compared with net cash used in operating activities of negative $314,590 for the nine months ended June 30, 2010. The difference of $122,645 is primarily due to the reduction of general and administrative expenses discussed above during the nine months ended June 30, 2011.

The net cash used in investing activities for the nine month ended June 30, 2011 was $0, compared with net cash provided by investing activities of negative $31,155 for the nine month ended June 30, 2010. The cash difference of $31,155 is primarily caused by the purchase of plant and equipment in the 2010 period.

The net cash provided by financing activities for the nine month ended June 30, 2011 was $164,581, compared with net cash provided by financing activities of $468,661 for the nine month ended June 30, 2010. The difference of $304,080 is mainly due to the reduction of loan from shareholders during the nine months ended June 30, 2011.

The effect of the exchange rate on cash was a loss of $18,554 for the nine months ended June 30, 2011, compared with a loss of $1,765 for the nine months ended June 30, 2010. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the nine months ended June 30, 2011 and 2010 is due to the reasons mentioned above.

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

Our capital budget for the next 12 months is as follows:

$494,000 for our executive offices expenditures, which includes $140,000 in salaries and related costs of personnel, $185,000 in professional fees, $56,000 in executive office rent, and $113,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units at the end of calendar year 2011. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. The leased premise consists of 192.7 square feet. Moreover, we also have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. The leased premise for the second Beijing lease consists of 10 square feet. The lease expenses for the three months ended June 30, 2011 amounted to $17,239 and the total lease commitment as of June 30, 2011 is $28,138

CRITICAL ACCOUNTING POLICIES

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: August 15, 2011	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Executive Officer

