Form 10-K
period 2011-09-30
China Grand Resorts, Inc.
filed 2012-01-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Yes  [ ]   No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $61,620.40 as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price per share on such date of $0.2 ..

As of January 10, 2012, the registrant had 3,272,311 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

CHINA GRAND RESORTS, INC.

TABLE OF CONTENTS

	PART I
ITEM 1.	Business	5
ITEM 1A.	Risk Factors	9
ITEM 1B.	Unresolved Staff Comments	16
ITEM 2.	Properties	16
ITEM 3.	Legal Proceedings	16

	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of	16
	Equity Securities
ITEM 6.	Selected Financial Data	17
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 8.	Financial Statements and Supplementary Data	23
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
ITEM 9A.	Controls and Procedures	23
ITEM 9B.	Other Information	24

	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	25
ITEM 11.	Executive Compensation	26
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	28
	Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	29
ITEM 14.	Principal Accounting Fees and Services	30
ITEM 15.	Exhibits, Financial Statement Schedules	31

SIGNATURES		31
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
EX-32.1 CERTIFICATION OF CEO PURSUANT TO SEC 906
EX-32.2 CERTIFICATION OF CFO PURSUANT TO SEC 906

FORWARD-LOOKING STATEMENTS NOTICE

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” appearing elsewhere in this Annual Report, as well as the following:

•	our ability to implement and execute our current business plan, including the ability to sell apartment units;

•	the economic conditions in the Changde market, the location of the apartment units and elsewhere in the PRC for our business;

•	our reliance on our major shareholders ;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to raise additional funds to execute our new business plan ;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	other matters discussed in this Annual Report generally.

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

On December 31, 2007, the Company entered into an agreement with Nanchang Hongcheng Mansion Limited, an unaffiliated company, to acquire a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd (“JXHC”), a local reseller of mobile minutes in Jiangxi Province. As consideration, we paid the seller RMB 2 million (approximately $282,486).

On January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. (“Union Max”) to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. On that same date, we divested our traditional advertising business by entering into a sale and purchase agreement with Fanya Advertising Company Ltd. (“Fanya”) whereby we sold BAHA and its wholly-owned Chinese subsidiaries BHCA (“BAHA Group”). We sold the BAHA Group to Fanya for a total consideration of $4.8 million which was completed on January 10, 2008. Under the agreement with Union Max, we paid them the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association (“CMCA”). CMCA is China's leading association of telecommunications and telecommunication-related company. The acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province, and, on May 11, 2009, we entered into a share transfer agreement with an unaffiliated third party wherein we sold our ownership in JXHC for a total consideration of $100. The transaction was effective on March 31, 2009.

On March 30, 2009, we completed an acquisition agreement with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands for $156,000.

GlobStream was founded by Dr. Wenjun Luo, one of our previous directors, who had developed a unique mobile Internet software called Total Mobile Media. In May 2009, we terminated the operations related to GlobStream as the mobile phone multimedia and advertising businesses of Globstream were not performing well. Effective on August 1, 2009, as described below, the Company used the ownership in GlobStream to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income right as detailed below.

On July 9, 2009, we entered into an agreement with Redrock Capital Venture Limited (“Redrock”), a BVI company. We agreed to issue a total of 92,683 shares of our common stock to Redrock in order to cancel the loan of $223,529 from Redrock. Ms. Yang Lan is the majority shareholder of Redrock. She is also the controlling shareholder of Her Village Limited, one of our largest shareholders as of such date.

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein below) to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui. In exchange, we agreed to issue to Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock valued at $2.40 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect to the 20 for 1 reverse split) for a total stock value of $6,658,536, and transferred to Hua Hui certain other Company assets valued at approximately $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both SNMTS and CFCD, and other miscellaneous assets of ours. On September 8, 2009, we issued 832,318 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us, the escrow agent and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, The escrow agent will hold the escrow shares depending completion of the Project which is expected to occur on or about August 31, 2012. If after August 31, 2012, the project still has not been completed, then the Company and Hua Hui will negotiate and reach an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s), otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Officer, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% of the Company’s outstanding shares.

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

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, we intended to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, our plan was to market the commercial rights to the Project that we received from Hua Hui. We further planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2010, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), it is evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

With respect to the Project, Hua Hui will be responsible for all project marketing and actual unit sales. We expect to pay Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and initially was expected to be completed on December 31, 2010. However, due to change of decoration and style for improved quality and appearance, Hua Hui has informed us that the Project is expected to be completed during August 2012.

All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 85% completed as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total number of 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect that the price of the apartment units to be approximately RMB4,000 ($629) per square meter, subject to market conditions. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, Hua Hui have initiated advertisements in the Changde airport, the Changde Evening paper and the Hunan Morning paper, Hua Hui also initiated advertisements in the Changde TV and the Changde broadcasting station. Hua Hui have initiated a text messaging program to potential buyers and posted advertisements on an outdoor billboard on the main street of Changde City. Finally, Hua Hui have printed sales brochures, hosted potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. In addition, we have commenced independent marketing efforts for the Project on a limited basis. We expect to play an active role in Hua Hui’s future marketing plans. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our working capital budget for the next 12 months is approximately $485,000 which relate principally to costs of our executive offices. This amount is comprised of $180,000 in professional fees, $130,000 in salaries and related personnel costs, $75,000 for executive office rent, and $100,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units in August 2012. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Competition and Market Data

We will be subject to intense competition in the sale of our apartment units in the Project from other real estate developers and development projects in the local Changde real estate market. Despite the competition, we believe that our competitive advantages are as follows; it is in close proximity to several tourist destinations and commercial areas; it features many amenities with the Huadun Changde International Hotel Complex, including on site restaurants, café, bars, tea house, fitness club, beauty salon, swimming pool, and shopping mall; and we believe that it is a well designed and well constructed building.

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

Intellectual Property

We do not own any patents, trademarks or licenses. We view our company’s name and the reputation associated with our name as an important asset, but we have not registered our company’s name as a trademark.

Employees

As of September 30, 2011, we had five full-time employees and two part-time officers in China.

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

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters are discussed in “Liquidity and Capital Resources” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 7 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We have an immediate need for capital and likely dilution.

As reflected on our audited consolidated balance sheet for the fiscal year ended September 30, 2011 contained herein, we have total current assets of $16,079 and total current liabilities of $836,906. In addition, we will need additional capital of up to $0.5 million to maintain our current operations. This amount excludes funds needed to engage in any additional business activities which amount is undetermined at this time. The timing and amount of our capital requirements will depend on a number of factors, including the terms and conditions of agreements that we have to enter into with Hua Hui or other real estate developers, our initial operational results, with respect to the marketing and sale of the Project units, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

We cannot predict whether our new business endeavors will be successful.

We planned on entering into a real estate business which is a new business endeavor for us. We changed our name to China Grand Resorts Inc. in order to reflect our new business direction. Presently, we have suspended our plans to develop this business, and are evaluating other markets and business opportunities. Apart from revenues received from the sale of the Project units, we may have difficulty in developing or managing any other new businesses. There is a possibility that we have insufficient expertise to engage in these new activities profitably or without incurring significant amounts of development expenses or risk.

We will face competition in the sale of our apartments.

We will face competition in the sale of our apartments located in the city of Changde, Hunan Province. The city of Changde is a developing business center and resort destination, and is populated by numerous development projects, including apartment projects. While we believe that the demand for apartments in the area will exist for the coming years, it is conceivable that we may not be able to sell all of our units or the sale of such units may not occur at a sales rate or at prices that we have projected. The occurrence of any such event will adversely affect our business.

The PRC government may adopt further measures to curtail the overheating of the property sector.

Along with the economic growth in China, investments in the property sector have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, the PRC government has introduced policies to limit rapid growth in property sale price. The PRC government’s restrictive regulations and measures to curtail the overheating of the property sector could limit our access to capital resources or even restrict our business operations. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect the sale of our apartments.

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

As of September 30, 2011, Beijing Hua Hui Hengye Investment Ltd. owns 84.8% of our outstanding common shares, and as a result exercises significant influence over shareholder actions and controls our company and our affairs, including:

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the U.S. dollar. The exchange rate of the RMB against the U.S. dollar was adjusted to RMB8.11 per U.S. dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

On June 19, 2010, the People’s Bank of China announced that it has decided to proceed further with the reform of the RMB exchange rate regime to enhance the flexibility of the RMB exchange rate and that emphasis would be placed on reflecting market supply and demand with reference to a basket of currencies. While so indicating its intention to make the RMB’s exchange rate more flexible, the People’s Bank of China ruled out any sharp fluctuations in the currency or a one-off adjustment. In early November 2011, the center point of the currency’s official trading band hit 6.3165, representing appreciation of more than 7.6% since June 19, 2010. As a result of the announcement, the RMB may appreciate or depreciate more significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the market supply and demand with reference to a basket of currencies.

As of September 30, 2011, the exchange rate was 6.3549 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2011, approximately 70,281 shares, or 2.15% of our outstanding shares can be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

There is a limited public float of our common stock, which can result in increased volatility in our stock price and prevent the realization of a profit on resale of the Company’s common stock.

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

ITEM 1B.  UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In December 2009, we relocated our office to a new location in Beijing consisting of 192.70 square meters. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. Moreover, we have entered into a second building lease for the office located in Beijing consisting of 10 square meters. This Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 8 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective on November 16, 2009, we executed a 20 for 1 basis reverse stock split. As of September 30, 2011, our common stock was quoted on the Over the Counter Bulletin Board under the symbol “CGND” and we had approximately 123 shareholders holding 3,272,311 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions. The following table sets forth the high and low closing sales price of our common stock as reported on OTC Bulletin Board for the periods indicated:

DATE
	HIGH	LOW
	(in USD)
Fiscal year ended September 30, 2010
First Quarter	0.51	0.154
Second Quarter	0.30	0.25
Third Quarter	0.31	0.30
Fourth Quarter	0.31	0.30

Fiscal year ended September 30, 2011
First Quarter	0.30	0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.20

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 100. As of September 30, 2011, no options had been granted under the 2001 Stock Plan.

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

On December 31, 2007, we acquired a 70% equity interest in Jiangxi Hongcheng Tengyi Telecommunication Company, Ltd (“JXHC”), a local reseller of top-up mobile minutes in Jiangxi Province. Effective March 31, 2009, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. The Class One license enabled us to sell mobile phone based products within the Jiangxi province. During this period, we also acquired other mobile phone based technologies to compliment our existing technology. We sought to market these technologies in the Jiangxi Province of China through JXHC utilizing our recently acquired Class One license. However, due to a lack of operating funds and other factors beyond our control, JXHC was unable to effectively develop its business. Consequently, effective on March 31, 2009, we sold our ownership in JXHC to an unaffiliated third party for $100.

On March 30, 2009, we acquired additional mobile internet software technology through our acquisition of GlobStream Technology Inc. (“Globstream”) from its shareholders for $156,000. GlobStream was founded by Dr. Wenjun Luo, our former director. In May of that same year, we terminated the operations related to GlobStream. Effective on August 1, 2009, we sold our ownership in GlobStream to Hua Hui.

On August 1, 2009, as mentioned throughout this Form 10-K, we entered into a subscription agreement with Beijing Hua Hui Investment Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The parties have valued the commercial income rights at $8,777,000. As consideration, we agreed to pay a total of $7,317,000, to be satisfied by issuing Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40 per share (the closing price of our common stock on the transaction date, August 1, 2009, after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241.

Results of Operations

During fiscal years ended September 30, 2010 and 2011, we had no revenue from operations. We expect to receive revenues upon completion of the Project related to sales of the apartment units. The completion of the Project is expected to occur on or about August 31, 2012.

Unless otherwise indicated, all amounts are in U.S. Dollars.

Fiscal Year ended September 30, 2011 Compared to Fiscal Year ended September 30, 2010

Consulting Revenues and Gross Margin

For the year ended September 30, 2011, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2010, we had no revenues and related expenses from our former consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the year ended September 30, 2011, we incurred general and administrative expenses of $221,182 compared with $287,751 for the year ended September 30, 2010. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level, principally due to reduced consulting and professional fees. Commencing in 2009 and continuing to the present, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $8,728 in depreciation and amortization for the year ended September 30, 2011 compared with $6,604 for the comparable year ended September 30, 2010, the difference is due to the increase of fixed assets during the current period. Our loss from operations for the year ended September 30, 2011 was $229,910 compared to $294,355 for the year ended September 30, 2010. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other (Expense) Income

Other expense for the year ended September 30, 2011 and the corresponding 2010 period was $28,278 and $13,647, which is mainly comprised of interest expense. Interest expense relates to the loans from Hua Hui. The increase in interest expense for the current annual period is a result of higher principal loan amounts from Hua Hui for such period.

Loss from Continuing Operations Before Income Taxes

Our loss from continuing operations was $258,188 for the year ended September 30, 2011 compared to a loss of $308,002 for the year ended September 30, 2010. The difference is due to the reasons discussed above.

Loss from Discontinued Operations

None.

Net Loss

As a result of the foregoing, our net loss was $258,188 for the year end September 30, 2011 compared with a loss of $308,002 for the year ended September 30, 2010.

Total Comprehensive Loss

For the year ended September 30, 2011, we had a foreign currency translation loss of $28,652 compared with a gain of $4,218 for the year ended September 30, 2010. The difference is due to the fluctuations of value of the US dollar in comparison to the RMB. As a result, we had a total comprehensive loss of $286,840 for the year ended September 30, 2011 compared with a total comprehensive loss of $312,220 for year ended September 30, 2010.

Liquidity and Capital Resources

Recently, we have financed our operations primarily through cash generated from a mixture of short and long-term loans including loans from affiliates, and issuance of common stock.

The following table summarizes our cash flows for the fiscal years ended September 30, 2011 and September 30, 2010:

	Fiscal Year Ended
	September 30,	September 30,
	2011	2010
	USD	USD
Net cash used in operating activities	(249,048)	(377,963)
Net cash (used in) provided by investing activities	-	(47,554)
Net cash provided by financing activities	178,228	482,212
Effect of exchange rate fluctuations on cash	(1,186)	(4,746)
Net increase (decrease) in cash and cash equivalents	(72,006)	51,949
Net decrease in cash from discontinued operations	-	-
Cash and cash equivalents (closing balance)	6,367	78,373

The net cash used in operating activities for year ended September 30, 2011 was $249,048, compared with net cash used in operating activities of $377,963 for year ended September 30, 2010. The $128,915 difference is due to the reduction of general and administrative expenses discussed above during the year ended September 30, 2011.

The net cash used in the investing activities for the year ended September 30, 2011 was $Nil, compared with net cash provided by investing activities of $47,554 for the year ended September 30, 2010. The difference of $47,554 is due to no investing activities during the year ended September 30, 2011.

The net cash provided by financing activities for the year ended September 30, 2011 was $178,228, compared with net cash provided by financing activities of $482,212 for year ended September 30, 2010. There was a difference of $303,984 which is primarily due to the reduction of the shareholder loans during the year ended September 30, 2011.

The effect of the exchange rate on cash was a loss of $1,186 for the year ended September 30, 2011, compared with loss of $4,746 for the year ended September 30, 2010. The difference is due to reduction in foreign currency transactions.

The difference in the closing balance of cash and cash equivalent (closing balance) for the year ended September 30, 2011 and 2010 is due to the reasons mentioned above.

Capital Requirements For The Next 12 Months

We continue to experience significant losses from operations. As discussed below, we anticipate that we will generate sales from the Project commencing in August 2012. However, nonetheless we have an immediate need for capital to funds our ongoing working capital needs, along with any new business endeavors that we may undertake. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing.

It is conceivable that funding of all or part of the budget required above may come from either or both Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of September 30, 2011, the amount due to Redrock is $100,280, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $660,000 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

Our capital budget for the next 12 months is as follows:

$485,000 for our executive offices expenditures, which includes $130,000 in salaries and related costs of personnel, $180,000 in professional fees, $75,000 in executive office rent, and $100,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units in August 2012. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. Moreover, we have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. The lease expenses for the year ended September 30, 2011 amounted to $63,984 and the total lease commitment for the year ended September 30, 2011 and 2012 is $17,193 and $76,414 respectively.

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

Revenue Recognition

We rely on SEC Staff Accounting Bulletin: No. 104 “Revenue Recognition in Financial Statements” (“SAB 104”) (ASC No.605) to recognize our revenue. SAB 104 in establishing our accounting policy states that revenue generally is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

INCOME TAXES

We account for income taxes under ASC No 740, “Income Taxes,” as described in Note 11 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2010 and 2011 due to net loss occurred.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

There is no change in our internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Menghua Liu	43	Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director	August 7, 2009
Xiangyang Liu	42	Director	September 25, 2009
Yanhong Deng	32	Director	September 25, 2009

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

We believe that Messrs. Liu, Liu and Deng each provide valuable knowledge and expertise related to the Project and the Company’s core business. Thus, we believe that each such person possesses the necessary qualifications to be a director of the Company.

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

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

The Company believes that for the year ended September 30, 2011, all Section 16(a) filing requirements applicable to our reporting persons were met. The Company believes that its current officers and largest shareholder will seek to comply timely with all future reporting under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer. The code of ethics was filed as Exhibit 99.1 to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 and is incorporated by reference in this Annual Report. There has been no change to the code of ethics from 2004. We also undertake to provide any person with a copy of our code of ethics.

Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Audit Committee Financial Expert

Due to our limited capital resources, we did not maintain an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). No other executive officer received total annual salary and bonus compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
Awards	Awards
($)	($)	($)	($)	($)	($)	($)	($)
Menghua Liu, Chairman, Chief Executive Officer, Chief Financial Officer, and director (1)	2011	0	0	0	0	0	0	0	0
2010	0	0	0	0	0	0	0	0

Carla Zhou, Former Chief Financial Officer (2)	2010	0	0	0	0	0	0	0	0

Xiaojun He, Former Chief Financial Officer (3)	2010	18,789	0	0	0	0	0	0	18,789

(1) Menghua Liu has served as our Chairman, Chief Executive Officer and director since August 7, 2009. He became our acting Chief Financial Officer on December 14, 2010. The Company and Mr. Liu initially reached an oral agreement pursuant to which Mr. Liu will receive an annual salary of $50,000 per annum for fiscal years 2010, pro rated, and 2011, however, for fiscal year 2010 and 2011, Mr. Liu has agreed to waive his salary for such period.

(2) Carla Zhou has served as our Chief Financial Officer from April 1, 2009 to February 5, 2010. The officer agreed to waive her salary for such period.

(3) Xiaojun He was our Chief Financial Officer from February 5, 2010 to September 25, 2010.

Except as stated above, for the fiscal period ending September 30, 2011, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans. Our executive officers are not entitled to severance payments upon the termination of their employment agreements, if any, or following a change in control.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities.

Compensation Committee Interlocks and Insider Participation

During the fiscal year 2011 we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers. However, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entities, any of whose executive officers served on our Board or Compensation Committee.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors and us, including the fact that our officers are not full time employees.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage other businesses which may compete with ours with respect to operations, including financing, marketing, management time, services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders have any right to require participation in such other activities.

Furthermore, because we intend to do business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be made on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we will adopt policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2011, the number and percentage of the 3,272,311 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

		AMOUNT AND
		NATURE OF
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS(1)

Common Stock	Beijing Hua Hui Hengye Investment Ltd (2)	2,774,392	84.8%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Menghua Liu (3)	2,774,392	84.8%
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Xingyang Liu (4)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Yanhong Deng (5)	-0-	-0-
	Pine Valley Center 11 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, China

Common Stock	Yang Lan (6)	189,817	5.8%
	Oriental Plaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Officer and Directors as a Group: 3 persons	2,774,392	84.8%

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

(2) The shareholder is currently the holder of 832,318 shares of common stock of the Company. An additional 1,942,074 shares of our common stock have been issued and held in escrow in the name of a third party. The escrowed shares were issued in connection with a transaction between the shareholder and the Company on August 1, 2009 (Please refer to the Company’s Form 8-K filed on August 5, 2009, as amended on August 23, 2009 for a more complete description of the transaction with Hua Hui). The escrowed shares may be voted by the shareholder if an agreement is reached with the Company regarding on the matter at issue. Thus, the shareholder is deemed the beneficial owner of such shares. Mr. Menghua Liu is the Chairman and sole shareholder of Beijing Hua Hui Hengye Investment Ltd. and has voting and investment power over such shares.

(3) Mr. Menghua Liu is the Chairman and sole shareholder of Beijing Hua Hui Hengye Investment Ltd. and is also our Chairman and Chief Executive Officer.

(4) Xiangyang Liu is our Director.

(5) Yanhong Deng is our Director.

(6) Represents 92,683 shares of common stock held by Redrock Capital Venture Limited, 85,222 shares held by Her Village Limited, 11,776 shares held by Yang Lan Studio Limited, and 136 shares held directly by Ms. Yang Lan. Ms. Yang is the majority shareholder of Redrock, Her Village Limited, and Yang Lan Studio Limited and has voting and investment power over such shares.

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

On March 23, 2009, we entered into an acquisition agreement with Globstream Technology Inc. (“Globstream”) and its shareholders whereby we acquire 100% of Globstream, a mobile technology internet software developer. We issued to the Globstream shareholders 44,219 shares of our common stock, valued at $3 per share and 7,782 warrants, with an exercise price of $3 per share. The value of the transaction was $156,000. Wenjun Luo, our former director and chief technical officer, was a majority shareholder of Globstream.

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

Commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $ 660,000 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Parker Randall CF (H.K.) CPA Limited, our current auditor, for the audit of our annual financial statements and services normally provided by the auditor in connection with statutory and regulatory filings or engagements was $20,000 for the fiscal year ended September 30, 2011. The aggregate fees billed for professional services rendered by UHY VOCATION HK CPA Limited, our former auditor, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the auditor in connection with statutory and regulatory filings or engagements were $20,000 for the fiscal year ended September 30, 2010.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor during the fiscal year ended September 30, 2011 and 2010.

Tax Fees

The aggregate fees billed fiscal years ended September 30, 2011 and September 30, 2010 for professional services rendered by the principal auditor for tax compliance, tax advice, and tax planning were all $ Nil.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Documents filed as part of this Annual Report:

1. Consolidated Financial Statements

The audited consolidated financial statements filed in this Annual Report are listed on page F-4 to F-5 hereof.

2. Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-7 hereof.

 3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Articles of Amendment to Charter(1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

4.1	2001 Stock Plan (4)

10.1	Convertible Promissory Note(5)

10.2	Convertible Promissory Note (5)

10.3	Registration Rights Agreement(5)

14.1	Code of Ethics(6)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)	Incorporated by reference to our report on Form 8-K filed on October 9, 2002.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed on May 20, 2003.

(6)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.

CHINA GRAND RESORTS, INC.

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	34 to 35
Consolidated Balance Sheets as of September 30, 2011 and 2010	36
Consolidated Statements of income and comprehensive income	37
Consolidated Statements of Changes in Stockholders’ Deficiency and Comprehensive Loss for the Years Ended September 30, 2011 and 2010	38
Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010	39
Notes to the Consolidated Financial Statements	40 to 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of China Grand Resorts, Inc. and Subsidiaries. (the “Company”) as of September 30, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30 2011, and the results of its operations and its cash flows for each of the year ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Parker Randall CF (H.K.) CPA Limited

Certified Public Accountants

Hong Kong, the People’s Republic of China,

December 23, 2011

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

UHY VOCATION HK CPA LIMITED

Certified Public Accountants

Hong Kong, the People’s Republic of China,

January 13, 2011

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of September 30,
	2011	2010
	$	$
ASSETS
Current Assets
Cash and cash equivalents	6,367	78,373
Other receivables	9,712	10,379
Total current assets	16,079	88,752

Property and equipment, net	24,714	31,957
Security deposit	17,193	16,330
	41,907	48,287
Total Assets	57,986	137,039

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	33,162	32,554
Loan from related parties	803,744	596,565
Total Current liabilities	836,906	629,119
Total Liabilities	836,906	629,119

Commitment and contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 and 3,272,311 shares issued and outstanding as of September 30, 2011 and 2010 respectively	3,272	3,272
Treasury stock, 500 shares, at cost	-	-
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(10,913,514)	(10,655,326)
Accumulated other comprehensive income	32,282	60,934
Total Stockholders' Deficiency	(778,920)	(492,080)
Total Liabilities and Stockholders’ deficiency	57,986	137,039

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(STATED IN U.S. DOLLARS)
	For the Years Ended
	September 30,
	2011	2010
	$	$

Consulting revenue	-	-
Cost of consulting revenue	-	-
Gross Margin	-	-

Operating expenses
General and administrative expenses	221,182	287,751
Depreciation and amortization	8,728	6,604
	229,910	294,355
Operating loss	(229,910)	(294,355)

Other (expenses) income
Interest income	131	211
Interest expenses	(28,127)	(13,468)
Other (expenses) income	(282)	(390)
Total other (expenses) income, net	(28,278)	(13,647)
Loss from continuing operations before income taxes	(258,188)	(308,002)
Income tax expense	-	-
Net loss	(258,188)	(308,002)
Effects of foreign currency conversion	(28,652)	(4,218)
comprehensive income/(loss)	(286,840)	(312,220)
Loss per share from continuing operations - basic and diluted	(0.08)	(0.09)

Weighted average number of common shares outstanding - basic and diluted	3,272,311	3,272,371

See accompanying notes to the consolidated financial statements.

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF changes in STOCKHOLDERS’ DEFICIENCY aND comprehensive LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 and 2010

(In u.s. dollars)

							Accumulated
							Other	Total
	Common stock		Treasury	Additional	Subscription	Accumulated	Comprehensive	stockholders’
	Number	Amount	Stock	Paid In Capital	Receivable	Deficit	Income (Loss)	deficiency

Balance as of September 30, 2009	3,272,811	3,272	(10)	10,099,050	-	(10,347,324)	65,152	(179,860)

Foreign currency translation adjustment	-	-	-	-	-	-	(4,218)	(4,218)
Shares returned and retired	(500)	-	10	(10)	-	-	-	-
Net loss	-	-	-	-	-	(308,002)	-	(308,002)

Comprehensive loss	-	-	-	-	-	-	-	-

Balance as of September 30, 2010	3,272,311	$ 3,272	-	$10,099,040	$ -	$ (10,655,326)	$ 60,934	$ (492,080)

Foreign currency translation adjustment	-	-	-	-	-		(28,652)	(28,652)
Shares returned and retired	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(258,188)	-	(258,188)

Comprehensive loss	-	-	-	-	-	-	-	-

Balance as of September 30, 2011	3,272,311	$3,272	-	$10,099,040	$ -	$ (10,913,514)	$ 32,282	$(778,920)

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the Years ended
	September 30,
	2011	2010
	$	$
Cash flows from operating activities
Net loss from continuing operations	(258,188)	(308,002)
Net loss	(258,188)	(308,002)
Adjustments to reconcile net loss to net cash used in
operating activities :
Depreciation and amortization	8,728	6,604
Change in operating assets and liabilities:
Other receivables	(196)	(2,628)
Other payables	608	(73,937)
Net cash used in operating activities	(249,048)	(377,963)

Cash flows from investing activities
Purchase of plant and equipment	-	(31,224)
Security deposit	-	(16,330)
Net cash (used in) provided by investing activities	-	(47,554)

Cash flows from financing activities
Repayment to related parties for loans	-	(49,072)
Proceeds from related parties’ loans	178,228	531,284
Net cash provided by financing activities	178,228	482,212

Effect of exchange rate fluctuations on cash	(1,186)	(4,746)

Net increase/(decrease) in cash and cash equivalents	(72,006)	51,949

Cash and cash equivalents at beginning of year	78,373	26,424
Cash and cash equivalents at end of year	6,367	78,373

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US dollars)

(1)     DESCRIPTION OF BUSINESS AND ORGANIZATION

China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), financial statements defined herein below, collectively referred to as the “Company” or “we” have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

On July 1, 2007, the Company acquired 100% interest of SNMTS, a company incorporated in Hong Kong, and its wholly owned subsidiary CFCD, a company incorporated in the People’s Republic of China, from a third party for nominal consideration. In December 2009, the Company incorporated KPH, a company incorporated in the British Virgin Islands.

Below is the organization chart in existence as of September 30, 2011:

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

(stated in US DOLLARS)

(1) DESCRIPTION OF BUSINESS AND ORGANISATION – CONTINUED

(a) Organization - Continued

Acquisition of commercial income rights - continued

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, which is expected to occur in August_2012, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 64 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity which were valued at approximately $8,777,000 by an independent valuation firm and we agreed to pay a total of $7,317,000 as consideration. In exchange, we agreed to issue to Hua Hui, 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both SNMTS and CFCD, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited. The escrow agent will hold the escrow shares depending completion of the Project which is expected to occur on or near August 31 2012. If after August 31, 2012, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement and reach to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed near August 31,2012. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 85% completed as of November 30, 2011.During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s), otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

With respect to the Project, we will not be responsible for project marketing and Hua Hui will perform the actual unit sales. We expect to pay Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Hua Hui for fees that we will earn, or fees that we will pay Hua Hui.

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

(b) Going Concern and Management Plan

As of September 30, 2011, the Company had an accumulated deficit totaling $10,913,514 and negative working capital $820,827. The Company suffered a loss of $258,188 for the year ended September 30, 2011 and $308,002 for the year ended September 30, 2010. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2011	2010
Year end exchange rate	RMB6.3549 = $1 HK$7.7936= $1	RMB6.7011 = $1 HK$7.7605 = $1
Average yearly exchange rate	RMB6.5410 = $1 HK$7.7803 = $1	RMB6.8123 = $1 HK$7.7664 = $1

There is no assurance that the RMB and HK$ amounts could have been, or could be, converted into U.S.

dollars at the above rates.

(e) Cash

Cash consists of cash on hand and at banks which are unrestricted as to withdrawal or use. Management believes that the banks which hold the Company’s cash are of high credit quality.

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30, 2011 and 2010.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2011 and 2010.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i) Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of September 30, 2011 and 2010. The income tax rate is 25% for year 2011 and 2010 and there is no income tax expenses in 2011 and 2010 due to the net loss occurred.

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

(m) Comprehensive income

Comprehensive income is defined as the change in equity of a company during the period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated statements of changes in equity and comprehensive income, consisted of cumulative foreign currency translation adjustment in each of the two years ended September 30, 2011 and 2010.

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

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(o) Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi- employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the year ended September 30, 2011 and 2010 were $41,983 and $31,952 respectively.

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

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(3)       CONCENTRATION OF CREDIT RISK

As at September 30, 2011 and 2010, approximately 99% of the Company’s cash represented cash balances deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

(4)       PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of September 30,
	2011	2010
	$	$
Computer software	1,685	1,598
Office equipment	21,280	20,181
Leasehold improvement	20,032	18,996
	42,997	40,775
Less: accumulated depreciation and amortization	(18,283)	(8,818)
	24,714	31,957

Depreciation and amortization expenses for the year ended September 30, 2011 and 2010 were $8,728 and $6,604 respectively.

(5) OTHER PAYABLES

Other payables consist of the following:

As of September 30,
	2011	2010
	$	$
Other Payables (a)	33,162	32,554
Salaries Payable	—	—
Total	33,162	32,554

(a)As of September 30, 2011 and 2010, the balances of other payables mainly included audit fees and other office expenses payables.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(6) RELATED PARTY TRANSACTIONS

Loan from related parties

	As of September 30,
	2011	2010
	$	$
Redrock Capital Venture Limited (a)	100,280	100,280
Beijing Hua Hui Hengye Investment Limited (b)	703,464	496,285
Total	803,744	596,565

(a) Commencing in June 2009, we began receiving funds from Redrock Capital Venture Limited, a shareholder, for working capital purpose. As of September 30, 2011, the amount due to Redrock is $100,280, which is due on demand and bears no interest. Redrock is a shareholder which owns approximately 2.8% of our outstanding common stock.

(b) Commencing in October 2009, we began receiving funds amounting to approximately $660,000 from Hua Hui, an 84.8% shareholder, for the working capital purpose. The amount is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the year amounted to approximately $28,127 and the effective interest rate of the loans was 4.38%.

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

As of September 30, 2011 and 2010, the Company had 3,272,311 and 3,272,311 shares issued and outstanding respectively.

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

As of September 30, 2011, the Company had 7,782 common stock warrants outstanding.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(7) CAPITAL STOCK - CONTINUED

(c) 2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of September 30, 2011, no options were granted under the Plan.

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

(8) COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. Moreover, we have entered into another building lease for the office located in Beijing. The Beijing facilities lease is from July 3, 2010 to July 2, 2011 and provides for monthly lease payment of $26. As of September 30, 2011, our total future commitments for minimum lease payments are as follows:

Years Ended September 30,

2011	$17,193
2012	76,414
Total	$93,607

Rental expenses for the year ended September 30, 2011 and 2010 was $63,984 and $58,861 respectively.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(9) LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the year ended September 30, 2011 and September 30, 2010.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Years Ended
	September 30,
	2011	2010
Numerator
Loss from continuing operations	$258,188	$308,002
Loss from discontinued operations	$—	$—
Denominator
Weighted average number of common shares outstanding used in loss per share during the years	3,272,311	3,272,371
Loss per share from continuing operations - basic and diluted	(0.08)	(0.09)
Loss per share from discontinued operation - basic and diluted	—	—

(10) INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended September 30, 2011 and 2010. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

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

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of September 30, 2011 and 2010.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(stated in US DOLLARS)

(10) INCOME TAXES – CONTINUED

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the years ended September 30, 2011 through 2010 are open to examination by the PRC state and local tax authorities.

As of September 30, 2011 and 2010, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(11) NON-MONETARY TRANSACTION

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

CHINA GRAND RESORTS, INC.

Date: December 23, 2011	By :/s/ Menghua Liu
Menghua Liu, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2011	By : /s/ Menghua Liu
Menghua Liu, Chairman and Director

Date: December 23, 2011	By : /s/ Xiangyang Liu
Xiangyang Liu, Director

Date: December 23, 2011	By : /s/ Yanhong Deng
Yanhong Deng, Director

