Form 10-Q
period 2011-12-31
China Grand Resorts, Inc.
filed 2012-02-16
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act [ ]Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 6,2012: 3,272,311 shares of common stock

1

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of
	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	26,599	6,367
Other receivables	10,485	9,712
Total Current Assets	37,084	16,079

Property and equipment, net	22,661	24,714
Security deposit	17,367	17,193
	40,028	41,907
Total Assets	77,112	57,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	33,976	33,162
Loan from related parties	893,538	803,744
Total Current Liabilities	927,514	836,906
Total Liabilities	927,514	836,906

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of December 31,2011 and September 30, 2011	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(10,978,948)	(10,913,514)
Accumulated other comprehensive income	26,234	32,282
Total Stockholders' Deficiency	(850,402)	(778,920)
Total Liabilities and Stockholders’ Deficiency	77,112	57,986

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

CHINA GRAND RESORTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)
	For the three months ended
	December 31,
	2011	2010
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative expenses	53,949	58,986
Depreciation and amortization	2,256	2,143
Operating loss	(56,205)	(61,129)

Other (expenses) income
Interest income	19	51
Interest expenses	(9,127)	(5,899)
Other expenses	(121)	(209)
Total other expenses, net	(9,229)	(6,057)
Loss before income taxes	(65,434)	(67,186)
Income tax expense	-	-
Net loss	$ (65,434)	$ (67,186)
Effects of foreign currency conversion	(6,048)	(4,939)
comprehensive income/(loss)	(71,482)	(72,125)
Loss per common share - basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - basic and diluted	3,272,311	3,272,311

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the three months ended December 31,

	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(65,434)	(67,186)
Adjustments to reconcile net loss to net cash used in
operating activities :
Finance cost	9,127
Depreciation and amortization	2,256	2,143
Change in operating assets and liabilities:
Other receivables	(947)	(322)
Other payables	814	(3,172)
Net cash used in operating activities	(54,184)	(68,537)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of ) proceeds from sale of property and equipment	-	-
Purchase of intangible assets	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities :
Repayment to related parties for loans	-	-
Advances from shareholders	74,593	11,820

Net cash provided by financing activities	74,593	11,820

Effect of exchange rate fluctuations on cash	(177)	(5,499)

Net (decrease)/ increase in cash and cash equivalents	20,232	(62,216)
Cash and cash equivalents at beginning of year	6,367	78,373
Cash and cash equivalents at end of year	26,599	16,157

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US dollars)

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2011 filed on January 13, 2012. Operating results for the three months ended December 31,2011, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

On March 30, 2009, we completed an acquisition pursuant to an Acquisition Agreement (the “Acquisition Agreement”) with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a Cayman Islands corporation for $156,000. GlobStream was founded by Dr. Wenjun Luo, one of our previous director. In May 2009, we terminated the operations related to GlobStream because the mobile phone multi-media and advertising businesses of

GlobStream were not performing well. Effective on August 1, 2009, the Company used the ownership in GlobStream to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income rights as detailed below – acquisition of commercial income rights.

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

Below is the organizational chart of the Company of December 31, 2011:

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US dollars)

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

(a) Organization - Continued

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Hua Hui and is expected to be completed on or near August 31, 2012.

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, which is expected to occur in August 2012, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 64 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity which were valued at approximately $8,777,000 by an independent valuation firm and we agreed to pay a total of $7,317,000 as consideration. In exchange, we agreed to issue to Hua Hui, 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both SNMTS and CFCD, and other miscellaneous assets.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited. The escrow agent will hold the escrow shares depending completion of the Project which is expected to occur on or near August 31 2012. If after August 31, 2012, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement and reach to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed on or near August 31, 2012. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 88% completed as of December 31, 2011. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s), otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

(b) Going Concern and Management Plan

As of December 31, 2011, the Company had an accumulated deficit totaling $10,978,948 and negative working capital $890,430. The Company suffered a loss of $65,434 for the three months ended December 31, 2011 and $67,186 for the three months ended December 31, 2010. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(3) PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)

Computer software	$1,700	$1,685
Office equipment	21,463	21,280
Leasehold improvement	20,203	20,032
	43,366	42,997
Less: accumulated depreciation and amortization	(20,705)	(18,283)
Property and equipment, net	$22,661	$24,714

Depreciation and amortization expenses for the three months ended December 31,2011 and 2010 were $2,256 and $2,143 respectively.

(4) OTHER PAYABLES

Other payables consist of the following:

	As of
	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)
Other Payables	$33,976	$33,162

The balances of other payables mainly include audit fees and other office expense payables.

(5) RELATED PARTY TRANSACTIONS

Loan from related parties

	As of
	December 31, 2011	September 30, 2011
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	100,280	100,280
Beijing Hua Hui Hengye Investment Limited (b)	793,258	703,464
Total	893,538	803,744

(a) Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited, a minority shareholder, for working capital purposes. The amount due to Redrock is due on demand and bears no interest.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(5) RELATED PARTY TRANSACTIONS - CONTINUED

(b) Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of December 31,2011, the amount due to Hua Hui is $793,258, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months amounted to approximately $9,127 and the effective interest rate of the loans was 5.24%.

(6) CAPITAL STOCK

(a) Common stock

On September 8, 2009, pursuant to the transaction with Hua Hui on August 1, 2009, the Company issued 832,318 shares of its common stock to Wise Gold Investment Ltd., a British Virgin Island company, acting on behalf of Hua Hui. In addition, on that same date, it issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among the Company, the escrow agent, and Hua Hui.

Effective on November 16, 2009, we effected a 20 for 1 reverse split of our issued and outstanding common stock. This reverse stock split already gave retroactive effect in the computation of basis and diluted EPS for all period presented accordingly.

As of December 31, 2011, the Company had 3,272,311 shares issued and outstanding.

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

As of December 31,2011, the Company had 7,782 common stock warrants outstanding.

(c) 2001 stock plan

In 2001, the Board of Director adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of December 31,2011, no options were granted under the Plan.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(7)	COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing consisting of 192.7 square feet. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. As of December 31,2011, our total future commitments for minimum lease payments are as follows:

Within one year	$73,965

Rental expenses for the three months ended December 31,2011 and 2010 was $15,965 and $13,798 respectively.

(8) LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended December 31,2011 and 2010.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended
	December 31,
	2011	2010
Net loss	$(65,434)	$(67,186)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311
Loss per share - basic and diluted	(0.02)	(0.02)

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(9) INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2011 and 2010. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

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

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of December 31, 2011 and 2010.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the years ended December 31, 2011 through 2011 are open to examination by the PRC state and local tax authorities.

As of December 31, 2011 and 2010, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(10) NON-MONETARY TRANSACTION

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

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K/A for the year ended September 30, 2011, as well as the following:

•	our ability to implement and execute our current business plan, including the ability to sell the apartment units of the Project;

•	the economic conditions in the Changde market, the location of the apartment units and elsewhere in the PRC for our consulting and marketing business;

•	Laws and regulations implemented by the PRC government designed to temper the real estate market in the PRC;

•	our ability to execute key strategies;

•	actions by our competitors;

•	our ability to raise additional funds, including loans from affiliates, to execute our new business plan ;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse accounting related developments;

•	other matters discussed in this Quarterly Report generally.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

Forward-Looking Statements - Continued

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

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, we intended to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, our plan was to market the commercial rights to the Project that we received from Hua Hui. We further planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2011, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), we are evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

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

The Project when completed will be comprised of a total number of 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect that the price of the apartment units to be approximately RMB4,000 ($635) per square meter, subject to market conditions. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, Hua Hui have initiated advertisements in the Changde airport, the Changde Evening paper and the Hunan Morning paper, Hua Hui also initiated advertisements in the Changde TV and the Changde broadcasting station. Hua Hui have initiated a text messaging program to potential buyers and posted advertisements on an outdoor billboard on the main street of Changde City. Finally, Hua Hui have printed sales brochures, hosted potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. In addition, we have commenced independent marketing efforts for the Project on a limited basis. We expect to play an active role in Hua Hui’s future marketing plans. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

The Project - Continued

Our working capital budget for the next 12 months is approximately $500,000 which relate principally to costs of our executive offices. This amount is comprised of $190,000 in professional fees, $135,000 in salaries and related personnel costs, $75,000 for executive office rent, and $100,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units on or near August 2012. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended December 31,2011 Compared to Three Months Ended December 31, 2010

Total Revenues and Gross Margin

For the three month period ended December 31, 2011, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margin. During the comparable period in 2010, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the three months ended December 31, 2011, we incurred general and administrative expenses of $53,949 compared with $58,986 for the three months ended December 31, 2010. The reduction in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2011, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions and office expense, due to our reduced operations. We also had $2,256 in depreciation and amortization for the three months ended December 31, 2011 compared with $2,143 for the comparable three months ended December 31, 2010. Our loss from operations for the three months ended December 31, 2011 was $56,205 compared to $61,129 for the three months ended December 31, 2010. The difference between the periods is due to the reduction of general and administrative expenses discussed above.

Other Income (Expense)

Other expense for the three months ended December 31, 2011 is $9,229, which mainly is the interest expense for the period. For the corresponding period in year 2010, other expense is $6,057 which mainly is the interest expense. The increase in interest expense is a result of higher principal loan amounts from Hua Hui during the current period.

Net loss

Our net loss $65,434 for the three months ended December 31, 2011 compared to a net loss of $67,186 for the three months ended December 31, 2010. The difference is due to the reasons discussed above.

Comprehensive Loss

During three months ended December 31, 2011, we had a foreign currency translation loss of $6,048 compared with a loss of $4,939 for the three months ended December 31, 2010. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $71,482 for the three months ended December 31, 2011 compared with a total comprehensive loss of $72,125 for the comparable three months ended December 31, 2010.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Net cash used in operating activities	$(54,184)	$(68,537)
Net cash provided by (used in) investing activities	-	$-
Net cash provided by financing activities	$74,593	$11,820
Effect of exchange rate fluctuations on cash and cash equivalents	$(177)	$(5,499)
Net (decrease)/ increase in cash and cash equivalents	$20,232	$(62,216)
Cash and cash equivalents (closing balance)	$26,599	$16,157

The net cash used in operating activities for the three months ended December 31,2011 was negative $54,184, compared with net cash used in operating activities of negative $68,537 for the three months ended December 31, 2010. The difference of $14,353 is primarily due to the reduction of general and administrative expenses discussed above during the three months ended December 31,2011.

The net cash used in investing activities for the three month ended December 31, 2011 and 2010 was $0.

The net cash provided by financing activities for the three month ended December 31,2011 was $74,593, compared with net cash provided by financing activities of $11,820 for the three month ended December 31, 2010. The difference of $62,773 is mainly due to the increase of loan from shareholders during the three months ended December 31, 2011.

The effect of the exchange rate on cash was a loss of $177 for the three months ended December 31, 2011, compared with a loss of $5,499 for the three months ended December 31, 2010. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the three months ended December 31, 2011 and 2010 is due to the reasons mentioned above.

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

Our capital budget for the next 12 months is as follows:

$500,000 for our executive offices expenditures, which includes $135,000 in salaries and related costs of personnel, $190,000 in professional fees, $75,000 in executive office rent, and $100,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units on or near August 2012. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs. Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. The leased premise consists of 192.7 square feet. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. The lease expenses for the three months ended December 31, 2011 amounted to $15,965 and the total lease commitment as of December 31, 2011 is $13,798

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the annual report for the year ended December 31, 2011. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.(update)

OFF-BALANCE SHEET COMMITMENTS AND ARRANGEMENTS

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

Income Taxes

We account for income taxes under ASC No 740, “Income Taxes”. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2010 and 2011 due to net loss occurred.

Item 3 Controls and Procedures

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Exhibits.

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

China Grand Resorts, Inc.

Date: February 13, 2012	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Executive Officer

