Form 10-Q
period 2012-03-31
China Grand Resorts, Inc.
filed 2012-05-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2012: 3,272,311 shares of common stock

1

Item 1. Financial Statements

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of
	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	4,925	6,367
Other receivables	13,317	9,712
Total Current Assets	18,242	16,079

Property and equipment, net	20,415	24,714
Security deposit	19,314	17,193
	39,729	41,907
Total Assets	57,971	57,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	22,677	33,162
Loan from related parties	955,367	803,744
Total Current Liabilities	978,044	836,906
Total Liabilities	978,044	836,906

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of March 31,2012 and September 30, 2011	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,047,684)	(10,913,514)
Accumulated other comprehensive income	25,299	32,282
Total Stockholders' Deficiency	(920,073)	(778,920)
Total Liabilities and Stockholders’ Deficiency	57,971	57,986

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
		(unaudited)		(unaudited)
OPERATING EXPENSES
General and administrative expenses	56,117	48,328	110,066	107,314
Depreciation and amortization	2,266	2,153	4,522	4,296

OPERATING LOSS	(58,383)	(50,481)	(114,588)	(111,610)

OTHER (EXPENSE) INCOME
Interest income(expense)	(10,311)	(6,507)	(19,419)	(12,355)
Other expenses	(42)	(38)	(163)	(247)
TOTAL OTHER EXPENSES, NET	(10,353)	(6,545)	(19,582)	(12,602)
LOSS BEFORE INCOME TAX	(68,736)	(57,026)	(134,170)	(124,212)
Income tax expenses	-	-	-	-
NET LOSS	(68,736)	(57,026)	(134,170)	(124,212)

OTHER COMPREHENSIVE LOSS
Effects of foreign currency conversion	(934)	(5,254)	(6,983)	20,932

COMPREHENSIVE LOSS	(69,670)	(62,280)	(141,153)	(103,280)

Loss per common share - basic and diluted	(0.02)	(0.02)	(0.04)	(0.03)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	3,272,311
			3,272,311	3,272,311

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the six months ended March 31,

	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(134,170)	(124,212)
Adjustments to reconcile net loss to net cash used in
operating activities :
Finance cost	19,419
Depreciation and amortization	4,522	4,296
Change in operating assets and liabilities:
Other receivables	(5,725)	(706)
Other payables	(10,485)	(17,357)
Net cash used in operating activities	(126,439)	(137,979)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase of ) proceeds from sale of property and equipment	-	-
Purchase of intangible assets	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities :
Repayment to related parties for loans	-
Advances from shareholders	125,307	87,597

Net cash provided by financing activities	125,307	87,597

Effect of exchange rate fluctuations on cash	(310)	(10,841)

Net (decrease)/ increase in cash and cash equivalents	(1,442)	(61,223)
Cash and cash equivalents at beginning of year	6,367	78,373
Cash and cash equivalents at end of year	4,925	17,150

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US dollars)

(1) BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Prosper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2011 filed on January 13, 2012. Operating results for the three months ended March 31,2012, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Below is the organizational chart of the Company of March 31, 2012:

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

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited. The escrow agent will hold the escrow shares depending completion of the Project which is expected to occur on or near August 31 2012. If after August 31, 2012, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement and reach to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed on or near August 31, 2012. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 90% completed as of March 31, 2012. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s), otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

(b) Going Concern and Management Plan

As of March 31, 2012, the Company had an accumulated deficit totaling $11,047,684 and negative working capital $959,802. The Company suffered a loss of $68,736 for the three months ended March 31, 2012 and $57,026 for the three months ended March 31, 2011. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(3) PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)

Computer software	$1,701	$1,685
Office equipment	21,485	21,280
Leasehold improvement	20,225	20,032
	43,411	42,997
Less: accumulated depreciation and amortization	(22,996)	(18,283)
Property and equipment, net	$20,415	$24,714

Depreciation and amortization expenses for the three months ended March 31,2012 and 2011 were $2,266 and $2,153 respectively.

(4) OTHER PAYABLES

Other payables consist of the following:

	As of
	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)
	$22,677	$33,162
Other Payables

The balances of other payables mainly include audit fees and other office expense payables.

(5) RELATED PARTY TRANSACTIONS

Loan from related parties

	As of
	March 31, 2012	September 30, 2011
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	100,280	100,280
Beijing Hua Hui Hengye Investment Limited (b)	855,087	703,464
Total	955,367	803,744

(a) Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited, a minority shareholder, for working capital purposes. The amount due to Redrock is due on demand and bears no interest.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(5) RELATED PARTY TRANSACTIONS - CONTINUED

(b) Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of March 31,2012, the amount due to Hua Hui is $855,087, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months amounted to approximately $10,311 and the effective interest rate of the loans was 5.36%.

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

As of March 31, 2012, the Company had 3,272,311 shares issued and outstanding.

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

As of March 31,2012, the Company had 7,782 common stock warrants outstanding.

(c) 2001 stock plan

In 2001, the Board of Director adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of March 31,2012, no options were granted under the Plan.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(stated in US DOLLARS)

(7)	COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing consisting of 192.7 square feet. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. As of March 31, 2012, our total future commitments for minimum lease payments are as follows:

Within one year	$52,484

Rental expenses for the six months ended March 31,2012 and 2011 was $32,488 and $29,370 respectively.

(8) LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended March 31,2012 and 2011.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net loss	$68,736	$(57,026)	$134,170	$(124,212)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share - basic and diluted	(0.02)	(0.02)	(0.04)	(0.03)

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

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended March 31, 2012 and 2011. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

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

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of March 31, 2012 and 2011.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the years ended March 31, 2012 through 2011 are open to examination by the PRC state and local tax authorities.

As of March 31, 2012 and 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Our Current Business Strategy

General

Hua Hui and its affiliates, including The Beijing Hua Hui Corporation, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, we intended to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, our plan was to market the commercial rights to the Project that we received from Hua Hui. We further planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2012, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), we are evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

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

The Project - Continued

Our working capital budget for the next 12 months is approximately $470,000 which relate principally to costs of our executive offices. This amount is comprised of $170,000 in professional fees, $110,000 in salaries and related personnel costs, $90,000 for executive office rent, and $100,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units on or near August 2012. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Total Revenues and Gross Margin

For the three month period ended March 31, 2012, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2011, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period. We terminated our consulting business in 2011.

Loss from Operations

During the three months ended March 31, 2012, we incurred general and administrative expenses of $56,117 compared with $48,328 for the three months ended March 31, 2011. The increase in general and administrative expenses is primarily due to higher rent. We also had $2,266 in depreciation and amortization for the three months ended March 31, 2012 compared with $2,153 for the comparable three months ended March 31, 2011. Our loss from operations for the three months ended March 31, 2012 was $58,383 compared to $50,481 for the three months ended March 31, 2011. The difference between the periods is due to the increase of general and administrative expenses discussed above.

Interest income (expense)

Other expense for the three months ended March 31, 2012 is $10,311, which mainly is the interest expense for the period. For the corresponding period in year 2011, Interest expense is $6,507 which mainly is the interest expense. The increase in interest expense is a result of higher principal loan amounts from Hua Hui during the current period. During the current period, we received $_61,829 in loans from Hua Hui. Our loan balance in favor of Hua Hui was $583,882 and $855,087, as of March 31, 2011 and March 31, 2012, respectively.

Net loss

Our net loss $68,736 for the three months ended March 31, 2012 compared to a net loss of $57,026 for the three months ended March 31, 2011. The difference is due to the reasons discussed above.

Comprehensive Loss

During three months ended March 31, 2012, we had a foreign currency translation loss of $934 compared with a loss of $5,254 for the three months ended March 31, 2011. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $69,670 for the three months ended March 31, 2012 compared with a total comprehensive loss of $62,280 for the comparable three months ended March 31, 2011.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Total Revenues and Gross Margin

For the six month period ended March 31, 2012, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2011, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the six months ended March 31, 2012, we incurred general and administrative expenses of $110,066 compared with $107,314 for the six months ended March 31, 2011. The increase in general and administrative expenses is primarily due to higher rent. We also had $4,522 in depreciation and amortization for the six months ended March 31, 2012 compared with $4,296 for the comparable six months ended March 31, 2011. Our loss from operations for the six months ended March 31, 2012 was $114,588 compared to $111,610 for the six months ended March 31, 2011. The difference between the periods is due to the increase of general and administrative expenses discussed above.

Interest income (expense)

Other expense for the six months ended March 31, 2012 is $19,419, which mainly is the interest expense for the period. For the corresponding period in year 2011, Interest expense is $12,355 which is also the interest expense. The increase in interest expense corresponds to the increase in the amount of interest bearing loans from Hua Hui. During the current period, we received $151,623 in loans from Hua Hui. Our loan balance in favor of Hua Hui was $ 583,882and $855,087, as of March 31, 2011 and March 31, 2012, respectively.

Net loss

Our net loss $134,170 for the six months ended March 31, 2012 compared to a net loss of $124,212 for the six months ended March 31, 2011. The difference is due to the reasons discussed above.

Comprehensive Loss

During six months ended March 31, 2012, we had a foreign currency translation loss of $6,983 compared with a gain of $20,932 for the six months ended March 31, 2011. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $141,153 for the six months ended March 31, 2012 compared with a total comprehensive loss of $103,280 for the comparable six months ended March 31, 2011.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011:

	Six Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(126,439)	$(137,979)
Net cash provided by (used in) investing activities	-	$-
Net cash provided by financing activities	$125,307	$87,597
Effect of exchange rate fluctuations on cash and cash equivalents	$(310)	$(10,841)
Net (decrease)/ increase in cash and cash equivalents	$(1,442)	$(61,223)
Cash and cash equivalents (closing balance)	$4,925	$17,150

The net cash used in operating activities for the six months ended March 31, 2012 was negative $126,439, compared with net cash used in operating activities of negative $137,979 for the three months ended March 31, 2011. The difference of $11,540 is primarily due to the reduction of other payable and the increase of finance cost during the three months ended March 31, 2011.

The net cash used in investing activities for the six month ended March 31, 2012 and 2011 was $0.

The net cash provided by financing activities for the six month ended March 31, 2012 was $125,307, compared with net cash provided by financing activities of $87,597 for the six month ended March 31, 2011. The difference of $37,710 is mainly due to the increase of loan from shareholders during the six months ended March 31, 2012.

The effect of the exchange rate on cash was a loss of $310 for the six months ended March 31, 2012, compared with a loss of $10,841 for the Six months ended March 31, 2011. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the six months ended March 31, 2012 and 2011 is due to the reasons mentioned above.

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

Our capital budget for the next 12 months is as follows:

$470,000 for our executive offices expenditures, which includes $110,000 in salaries and related costs of personnel, $170,000 in professional fees, $90,000in executive office rent, and $100,000 in miscellaneous office expenditures.

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

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. The leased premise consists of 192.7 square feet. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. The lease expenses for the three months ended March 31, 2012 amounted to $16,523 and the total lease commitment as of March 31, 2012 is $52,484.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the annual report for the year ended September 30, 2011.. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

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

Income Taxes

We account for income taxes under ASC No 740, “Income Taxes”. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2011 and 2012 due to net loss occurred.

Item 4/4T Controls and Procedures

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: May 15, 2012	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Executive Officer