Form 10-Q
period 2012-06-30
China Grand Resorts, Inc.
filed 2012-08-20
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA GRAND RESORTS, INC.

 (Exact name of registrant as specified in Charter)

NEVADA	0-27246	62-1407521
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

RM 905, Reignwood Center

No.8 Yong’an Dongli Jianguomen Outer Street,

Chaoyang District Beijing, 100022,

People’s Republic of China

 (Address of Principal Executive Offices)

 _______________

 (86-10) 8528 8755

 (Issuer Telephone number)

_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    X  . Yes        .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      . Yes     X  . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer        .               Accelerated Filer                 .

Non-Accelerated Filer         .               Smaller Reporting Company    X  .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act       . Yes    X  . No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2012: 3,272,311 shares of common stock

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA GRAND RESORTS, INC.
CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)
	As of
	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	20,680	6,367
Other receivables	10,425	9,712
Total Current Assets	31,105	16,079

Property and equipment, net	18,061	24,714
Security deposit	19,223	17,193
	37,284	41,907
Total Assets	68,389	57,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	15,383	33,162
Loan from related parties	1,025,546	803,744
Total Current Liabilities	1,040,929	836,906
Total Liabilities	1,040,929	836,906

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of June 30, 2012 and September 30, 2011	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,104,180)	(10,913,514)
Accumulated other comprehensive loss	29,328	32,282
Total Stockholders' Deficiency	(972,540)	(778,920)
Total Liabilities and Stockholders’ Deficiency	68,389	57,986

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
General and administrative expenses	43,153	46,789	153,220	154,104
Depreciation and amortization	2,262	2,191	6,784	6,487
OPERATING LOSS	(45,415)	(48,980)	(160,004)	(160,591)

OTHER EXPENSE
Interest income	29	21	49	97
Interest expenses	(11,097)	(7,349)	(30,535)	(19,780)
Other expenses	(13)	(27)	(176)	(273)
TOTAL OTHER EXPENSES, NET	(11,081)	(7,355)	(30,662)	(19,956)

LOSS BEFORE INCOME TAX	(56,496)	(56,335)	(190,666)	(180,547)
Income tax expenses	-	-	-	-
NET LOSS	(56,496)	(56,335)	(190,666)	(180,547)

OTHER COMPREHENSIVE LOSS
Effects of foreign currency conversion	4,029	(7,359)	(2,954)	13,573

COMPREHENSIVE LOSS	(52,467)	(63,694)	(193,620)	(166,974)

Weighted average number of common stock outstanding - basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share – basic and diluted	(0.02)	(0.02)	(0.06)	(0.05)

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)
	For the nine months ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	(190,666)	(180,547)
Adjustments to reconcile net loss to net cash used in operating activities :	30,535	-
Interest expenses
Depreciation and amortization	6,784	6,487
Change in operating assets and liabilities:
Other receivables	(2,743)	(696)
Other payables	(17,779)	(17,189)
Net cash used in operating activities	(173,869)	(191,945)

Cash flows from financing activities :
Advances from shareholders	191,267	164,581
Net cash provided by financing activities	191,267	164,581

Effect of exchange rate fluctuations on cash	(3,085)	(18,554)

Net increase/(decrease) in cash and cash equivalents	14,313	(45,918)

Cash and cash equivalents at beginning of period	6,367	78,373

Cash and cash equivalents at end of period	20,680	32,455

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)

DESCRIPTION OF BUSINESS AND ORGANIZATION

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Prosper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2011 filed on January 13, 2012. Operating results for the three months ended June 30, 2012, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

Below is the organizational chart of the Company of June 30, 2012:

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)  DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

(a)

 Organization - Continued

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Holding Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is an affiliate of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”).  The Project is currently under development by Hua Hui and is expected to be completed on or near August 31, 2012.

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

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited. The escrow agent will hold the escrow shares depending completion of the Project which is expected to occur on or near August 31, 2012. If after August 31, 2012, the Project still has not been completed, then the Company and Hua Hui will negotiate an agreement and reach to deal with the escrow shares. Due to certain architectural change implemented by Hua Hui to improve quality, style and appearance of the Project, Hua Hui has informed us that the Project is expected to be completed on or near August 31, 2012. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 90% completed as of June 30, 2012. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s), otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and sole shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

(a)

Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, SNMTS, CFCD and KPH. All inter-company balances and transactions between the entities have been eliminated in consolidation.

(b)

Going concern and management plan

As of June 30, 2012, the Company had an accumulated deficit totaling $11,104,180 and negative working capital $1,009,824. The Company suffered a loss of $56,496 for the three months ended June 30, 2012 and $56,335 for the three months ended June 30, 2011. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

BASIS OF PRESENTATION – CONTINUED

(d)

Recently issued accounting standards

In April, 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310)”. The purpose of this Update is to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether are structuring constitutes a troubled debt restructuring. Diversity in practice could adversely affect the comparability of information for users about restructurings of receivables. None of the new pronouncements has current application to the Company.

In September, 2011, the FASB issued ASU No. 2011-09 “Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80))”. The purpose of this Update is to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a Multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. None of the new pronouncements has current application to the Company.

In December, 2011, the FASB issued ASU No. 2011-10 “Property, Plant, and Equipment (Topic 360)”, the purpose of this Update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. None of the new pronouncements has current application to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. None of the new pronouncements has current application to the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(3)

PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)

Computer software	$1,693	$1,685
Office equipment	21,382	21,280
Leasehold improvement	20,127	20,032
	43,202	42,997
Less: accumulated depreciation and amortization	(25,141)	(18,283)
Property and equipment, net	$18,061	$24,714

Depreciation and amortization expenses for the three months ended June 30, 2012 and 2011 were $2,262 and $2,191 respectively.

(4)

OTHER PAYABLES

Other payables consist of the following:

	As of
	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)
	$15,383	$33,162
Other payables

Other payables mainly include audit fees and other office expense payables.

(5)

RELATED PARTY TRANSACTIONS

  Loan from related parties

	As of
	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	$100,281	$100,280
Beijing Hua Hui Hengye Investment Limited (b)	925,265	703,464
Total	$1,025,546	$803,744

(a)

Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited (“Redrock”), a minority shareholder, for working capital purposes. The amount due to Redrock is due on demand and bears no interest.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(5)

RELATED PARTY TRANSACTIONS - CONTINUED

(b)

Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of June 30, 2012, the amount due to Hua Hui is $925,265, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months amounted to approximately $11,025 and the effective interest rate of the loans was 5.48%.

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

As of June 30, 2012, the Company had 3,272,311 shares issued and outstanding.

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

As of June 30, 2012, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Director adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of June 30, 2012, no options were granted under the Plan.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(7)

COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing consisting of 192.7 square feet. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. As of June 30, 2012, our total future commitments for minimum lease payments are as follows:

Within one year	$32,984

Rental expenses for the nine months ended June 30, 2012 and 2011 was $48,980 and $46,609 respectively.

(8)   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended June 30, 2012 and 2011.  As the Company has a loss, presenting diluted net loss per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(56,496)	$(56,335)	$(190,666)	$(180,547)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)

(9)   INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the three months ended June 30, 2012 and 2011. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

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

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(9)   INCOME TAXES - CONTINUED

PRC - CONTINUED

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of June 30, 2012 and 2011.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the three months ended June 30, 2012 and 2011 are open to examination by the PRC state and local tax authorities.

As of June 30, 2012 and 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2011, as well as the following:

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

On August 1, 2009, as previously disclosed herein, we entered into a subscription agreement with Beijing Hua Hui Investment Holding Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is part of The Beijing Hua Hui Corporation, a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Hua Hui. The commercial income rights were valued by an independent appraiser at $8,777,000. As consideration, we agreed to pay a total of $7,317,000, to be satisfied by issuing Hua Hui, subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40 per share (the closing price of our common stock on the transaction date (August 1, 2009) after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241.

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

All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 90% completed as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total number of 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect that the price of the apartment units to be approximately RMB4,000 ($635) per square meter, subject to market conditions. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, Hua Hui has initiated advertisements in the Changde airport, the Changde Evening paper, the Hunan Morning paper, as well as advertisements on local TV and radio stations. Hua Hui also initiated a text messaging program to potential buyers and posted advertisements on an outdoor billboard on the main street of Changde City. Finally, Hua Hui has printed sales brochures, hosted potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. In addition, we have commenced independent marketing efforts for the Project on a limited basis. We expect to play an active role in Hua Hui’s future marketing plans. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our working capital budget for the next 12 months is approximately $470,. This amount is comprised of $170,000 in professional fees, $110,000 in salaries and related personnel costs, $90,000 for executive office rent, and $100,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. We expect to generate revenues from the sale of the apartment units on or near the end of 2012. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Total Revenues and Gross Margin

For the three month period ended June 30, 2012, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2011, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period. We terminated our consulting business in 2011.

Loss from Operations

During the three months ended June 30, 2012, we incurred general and administrative expenses of $43,153 compared with $46,789 for the three months ended June 30, 2011. The decrease in general and administrative expenses is primarily due to decrease in staff headcount. We also had $2,262 in depreciation and amortization for the three months ended June 30, 2012 compared with $2,191 for the comparable three months ended June 30, 2011. Our loss from operations for the three months ended June 30, 2012 was $45,415 compared to $48,980 for the three months ended June 30, 2011. The difference between the periods is due to the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the three months ended June 30, 2012 is $11,081, which mainly is the interest expense on our debt to Hua Hui. For the corresponding period in year 2011, other expense was $7,355. The increase in other expense for the current period is a result of higher principal loan amounts from Hua Hui.  During the current period, we received $74,267 in loans from Hua Hui. Our loan balance in favor of Hua Hui was $925,265 and $660,866, as of June 30, 2012 and 2011, respectively.

Net loss

Our net loss $56,496 for the three months ended June 30, 2012 compared to a net loss of $56,335 for the three months ended June 30, 2011. The difference is due to the reasons discussed above.

Comprehensive loss

During three months ended June 30, 2012, we had a foreign currency translation gain of $4,029 compared with a loss of $7,359 for the three months ended June 30, 2011. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $52,467 for the three months ended June 30, 2012 compared with a total comprehensive loss of $63,694 for the comparable three months ended June 30, 2011.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Total Revenues and Gross Margin

For the nine month period ended June 30, 2012, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin. During the comparable period in 2011, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period. We terminated our consulting business in 2011.

Loss from Operations

During the nine months ended June 30, 2012, we incurred general and administrative expenses of $153,220 compared with $154,104 for the nine months ended June 30, 2011. The decrease in general and administrative expenses is primarily due to decrease in staff headcount. We also had $6,784 in depreciation and amortization for the nine months ended June 30, 2012 compared with $6,487 for the comparable nine months ended June 30, 2011. Our loss from operations for the nine months ended June 30, 2012 was $160,004 compared to $160,591 for the nine months ended June 30, 2011. The difference between the periods is due to the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the nine months ended June 30, 2012 is $30,662, which mainly is the interest expense on our debt to Hua Hui. For the corresponding period in year 2011, other expense is $19,956. The increase in interest expense for the current period corresponds to the increase in the amount of interest bearing loans from Hua Hui. During the current period, we received $214,867 in loans from Hua Hui. Our loan balance in favor of Hua Hui was $925,265 and $660,866, as of June 30, 2012 and 2011, respectively.

Net loss

Our net loss $190,666 for the nine months ended June 30, 2012 compared to a net loss of $180,547 for the nine months ended June 30, 2011. The difference is due to the reasons discussed above.

Comprehensive Loss

During nine months ended June 30, 2012, we had a foreign currency translation loss of $2,954 compared with a gain of $13,573 for the nine months ended June 30, 2011. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $193,620 for the nine months ended June 30, 2012 compared with a total comprehensive loss of $166,974 for the comparable nine months ended June 30, 2011.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(173,869)	$(191,945)
Net cash provided by financing activities	$191,267	$164,581
Effect of exchange rate fluctuations on cash and cash equivalents	$(3,085)	$(18,554)
Net increase/(decrease) in cash and cash equivalents	$14,313	$(45,918)
Cash and cash equivalents (closing balance)	$20,680	$32,455

The net cash used in operating activities for the nine months ended June 30, 2012 was ($173,869) compared with net cash used in operating activities of ($191,945) for the nine months ended June 30, 2011. The difference of $18,076 is primarily due to the reduction of other payable and the increase of finance cost during the nine months ended June 30, 2012.

The net cash used in investing activities for the nine month ended June 30, 2012 and 2011 was $0.

The net cash provided by financing activities for the nine month ended June 30, 2012 was $191,267, compared with net cash provided by financing activities of $164,581 for the nine month ended June 30, 2011. The difference of $26,686 is mainly due to the increase of loan from related parties during the nine months ended June 30, 2012.

The effect of the exchange rate on cash was a loss of $3,085 for the nine months ended June 30, 2012, compared with a loss of $18,554 for the nine months ended June 30, 2011. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the nine months ended June 30, 2012 and 2011 is due to the reasons mentioned above.

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

Our capital budget for the next 12 months is as follows:

$470,000 for our executive offices expenditures, which includes $110,000 in salaries and related costs of personnel, $170,000 in professional fees, $90,000 in executive office rent, and $100,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units on or near the end of 2012. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs. Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. The leased premise consists of 192.7 square feet. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. The lease expenses for the three months ended June 30, 2012 amounted to $16,492 and the total lease commitment as of June 30, 2012 is $32,984.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the annual report for the year ended September 30, 2011. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB Establishes Accounting Standards Codification

In April, 2011, the FASB issued ASU No. 2011-02 “Receivables (Topic 310)”. The purpose of this Update is to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether are structuring constitutes a troubled debt restructuring. Diversity in practice could adversely affect the comparability of information for users about restructurings of receivables. None of the new pronouncements has current application to the Company.

In September, 2011, the FASB issued ASU No. 2011-09 “Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80))”. The purpose of this Update is to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a Multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. None of the new pronouncements has current application to the Company.

In December, 2011, the FASB issued ASU No. 2011-10 “Property, Plant, and Equipment (Topic 360)”, the purpose of this Update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. None of the new pronouncements has current application to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this policy effective January 1, 2012. None of the new pronouncements has current application to the Company.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: August 20, 2012	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer