Form 10-K
period 2012-09-30
China Grand Resorts, Inc.
filed 2012-12-31
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 033-33263

CHINA GRAND RESORTS, INC

(Name of small business issuer in its charter)

Nevada	62-1407521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

RM 1901, Reignwood Center No.8 Yong’an Dongli Jianguomen Outer Street, Chaoyang District Beijing, 100022, People’s Republic of China (Address of principal executive offices) (Zip Code)

86-10-6482-7785

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

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      . No  X .

The aggregate market value of the voting stock held by non-affiliates of the registrant was $61,620.4 as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price per share on such date of $0.2 (post split adjusted).

As of September 30, 2012, the registrant had 3,272,311 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

CHINA GRAND RESORTS, INC.

TABLE OF CONTENTS

	PART I
ITEM 1.	Business	5
ITEM 1A.	Risk Factors	8
ITEM 1B.	Unresolved Staff Comments	14
ITEM 2.	Properties	14
ITEM 3.	Legal Proceedings	14
ITEM 4.	Submission of Matters to a Vote of Security Holders	14

	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of	15
	Equity Securities
ITEM 6.	Selected Financial Data	15
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 8.	Financial Statements and Supplementary Data	20
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
ITEM 9A.	Controls and Procedures	20
ITEM 9B.	Other Information	21

	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	21
ITEM 11.	Executive Compensation	23
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder	24
	Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	25
ITEM 14.	Principal Accounting Fees and Services	25
ITEM 15.	Exhibits, Financial Statement Schedules	26

SIGNATURES		45

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

On January 3, 2008, we entered into an agreement with Union Max Enterprises Ltd. (“Union Max”) to acquire a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC. On that same date, we divested our traditional advertising business by entering into a sale and purchase agreement with Fanya Advertising Company Ltd. ("Fanya") whereby wes old BAHA and its wholly-owned Chinese subsidiaries BHCA ("BAHA Group"). We sold the BAHA Group to Fanya for a total consideration of $4.8 million which was completed on January 10, 2008. Under the agreement with Union Max, we paid them the sum of $6 million, of which $4.5 million was paid in cash and $1.5 million was paid in the form of our common stock. As a result of that transaction, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province. Union Max was a subsidiary of China Mobile and Communications Association ("CMCA"). CMCA is China's leading association of telecommunications and telecommunication-related companies. The acquisition was completed on March 31, 2008. In December 2008, the Board of Directors of the Company resolved to terminate the Company’s top up services in Jiangxi Province, and, on May 11, 2009, we entered into a share transfer agreement (the “Agreement”) with an unaffiliated third party wherein we sold our ownership in JXHC for a total consideration of $100. The transaction was effective on March 31, 2009

On March 30, 2009, we completed an acquisition agreement with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a corporation incorporated in the Cayman Islands for $156,000. GlobStream was founded by Dr. Wenjun Luo, one of our previous directors and developed a unique mobile Internet software called Total Mobile Media. In May 2009, we terminated the operations related to GlobStream as the mobile phone multimedia and advertising businesses of Globstream were not well performing. Effective on August 1, 2009, as described below, the Company used the ownership in GlobStream to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income right as detailed below.

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

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein below) to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui Construction Investment Limited (“Changde Hua Hui”), a 99% owned subsidiary of Hua Hui. In exchange, we agreed to issue to Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock valued at $2.40 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536, and transferred to Hua Hui certain other Company assets valued at approximately $658,241. These assets consisted of all of our shares of the GlobStream Technology Inc., certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours. On September 8, 2009, we issued 832,318 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. The construction of the Project is approximately 95% completed as of the date hereof and is expected to be completed in the second quarter of calendar year 2013. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% of the Company’s outstanding shares.

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

On August 1, 2009, we entered into the agreement with Hua Hui described above. Under the agreement, we received the commercial income rights to the Project. In the PRC, local and central governments own all of the real property, however, land use right are granted by the governments to third parties. Changde Hua Hui Construction Investment Limited (“Changde Hua Hui”) owns the land use rights to the Project, and Changde Hua Hui conveyed to us the commercial income rights to the Project. Commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from the Project in any capacity.

Our Current Business Strategy

General

Hua Hui and its affiliates, including Changde Hua Hui , are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, our new business goal was to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2012, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), it is evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

With respect to the Project, Changde Hua Hui will perform the actual unit sales. We expect to pay Changde Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Changde Hua Hui for fees that we will earn, or fees that we will pay Changde Hua Hui.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Changde Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and was initially expected to be completed on or before December 31, 2010. However, due to change of decoration structure and style and the impact of severe weather, Hua Hui has informed us that the Project is expected to be completed in the second quarter of calendar year 2013. All permits concerning the Project have been acquired from governmental authorities as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect the average price of the apartment units to be RMB3,880 ($616) per square meter. The units when sold will be unfurnished. We began pre-completion marketing efforts in the mid-calendar 2010. In this regard, we have initiated advertisements in the Changde airport and have an outdoor billboard on the main road of Changde City. In addition, we also have printed sales brochures, advertised in local newspapers and radio stations, visited with potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour then these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. We expect to play an active role in Hua Hui’s future marketing plans. Recently, we also have initiated media marketing for the project. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Changde Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Changde Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our working capital budget for the next 12 months is approximately $127,752 which relate principally to costs of our executive offices. This amount is comprised of $46,752 in professional fees, $61,000 in salaries and related personnel costs, and $20,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. In addition, Hua Hui, our majority shareholder, may provide an office to us for free, however, we have not reach an agreement as of the date of this filing. As a result, we have not included rent on our budget. We expect to generate revenues from the sale of the apartment units at the second quarter of calendar year 2013. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

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

Employees

As of September 30, 2012, we had three full-time employees in China and two part-time officers.

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

As reflected on our audited consolidated balance sheet for the fiscal year ended September 30, 2012 contained herein, we have total current assets of $11,411 and total current liabilities of $1,091,353. In addition, we will need additional capital up to $127,752 for our executive offices expenditures. The timing and amount of our capital requirements will depend on a number of factors, including the terms and conditions of agreements that we have to enter into with Hua Hui or other real estate developers, our initial operational results, with respect to the sale of the Project units, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

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

As of September 30, 2012, Beijing Hua Hui Hengye Investment Ltd. owns 84.8% of our outstanding common shares, and as a result exercises significant influence over shareholder actions and controls our company and our affairs, including:

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

The Renminbi is no longer purely linked to the U.S. currency but rather to a basket of currencies (Re: among which the US dollar accounts for a heavy weight) with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of September 30, 2012, the exchange rate was 6.341RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

•

actual or anticipated fluctuations in our quarterly operating results;

•

changes in financial estimates by securities research analysts, if any;

•

conditions in the China consumer goods and online marketing markets;

•

changes in the economic performance or market valuations of other U.S. public companies with substantial operations in China;

•

announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

addition or departure of key personnel;

•

potential fluctuations of exchange rates between RMB and the U.S. dollar;

•

intellectual property litigation; and

•

general economic or political conditions in China.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2012, approximately 70,281shares, or 2.15% of our outstanding shares can be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

ITEM 1B.  UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In December 2009, we relocated our office to a new location in Beijing consisting of 192.70 square meters. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. The monthly lease payment is $6,253. Currently, Hua Hui, our majority shareholder, provides an office to us for free. However, Hua Hui may charge us in the future. We have not reach an agreement as of the date of this filing. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note8 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any current, and are not aware of any pending, legal proceedings involving our company or our officers and directors which may have any material impact on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 30, 2012, our common stock was quoted on the Pink Sheet OTCQB market under the symbol “CGND” and we had approximately 123 shareholders holding 3,272,311 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions. The following table sets forth the high and low closing sales price of our common stock as reported on OTC QB market for the periods indicated:

DATE
	HIGH	LOW
	(USD)
2011
First Quarter	0.51	0.154
Second Quarter	0.3	0.25
Third Quarter	0.31	0.30
Fourth Quarter	0.31	0.30

2012
First Quarter	0.30	0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.20

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section422 of the Internal Revenue Code (Section422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 100. As of September30, 2012, no options had been granted under the 2001 Stock Plan.

Sales of Unregistered Securities

None

Repurchase of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.No one should place strong or undue reliance on any forward looking statements. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what is currently expected or projected by us.

Overview

We were organized under the laws of the State of Nevada on September21, 1989. We went engaged in a variety of business, described in part below, and effected various name changes prior to November 2009 when the name was changed to China Grand Resorts, Inc. Our subsidiary is Sun New Media Transaction Service Ltd. (“SNMTS”), a company incorporated in Hong Kong, which has a wholly owned subsidiary China Focus Channel Development Co., Ltd (“CFCD”), a company incorporated in People’s Republic of China.

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

On December 31, 2007, we acquired a 70% equity interest in Jiangxi HongchengTengyi Telecommunication Company, Ltd ("JXHC"), a local reseller of top-up mobile minutes in Jiangxi Province. Effective March 31, 2009, we acquired a Provincial Class One Full Service Operator license for the Jiangxi Province, PRC.The Class One license enabled us to sell mobile phone based products within the Jiangxi province. During this period, we also acquired other mobile phone based technologies to compliment our existing technology.  We sought to market these technologies in the Jiangxi Province of China through JXHC utilizing our recently acquired Class One license. However, due to a lack of operating funds and other factors beyond our control, JXHC was unable to effectively develop its business. Consequently, effective on March 31, 2009, we sold our ownership in JXHC to an unaffiliated third party for $100.

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

On August 1, 2009,as mentioned throughout this Form 10-K, we entered into a subscription agreement with Beijing Hua Hui Investment Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui. The parties have valued the commercial income rights at $8,777,000. As consideration, we agreed to pay a total of $7,317,000, to be satisfied by issuing Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40per share (the closing price of our common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241. As a result of the transaction with Hua Hui, the Company’s new business goal is to become a leading specialty real estate sales company in China for tourism area developments.

Results of Operations

As a result of our transaction with Hua Hui, the results of operations discussed below may not be meaningful in potentially assessing future operations of the Company.

Unless otherwise indicated, all amounts are in U.S. Dollars.

Fiscal Year ended September 30, 2012 Compared to Fiscal Year ended September 30, 2011

Consulting Revenues and Gross Margin

Commencing in 2009, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin for the year ended September 30, 2012 and the comparable period in 2011 due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the year ended September 30, 2012, we incurred general and administrative expenses of $214,061compared with $221,182 for the year ended September 30, 2011. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions, due to our reduced operations. We also had $9,029 in depreciation and amortization for the year ended September 30, 2012 compared with $8,728 for the comparable year ended September 30, 2011, the difference is due to the change of foreign currency exchange rate.  Our loss from operations for the year ended September 30, 2012 was $223,090 compared to $229,910 for the year ended September 30, 2011. The difference between the periods is due to higher depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other (Expense) Income

Other expense for the year ended September 30, 2012 is $42,160, of which $42,219 is the interest expense related to the loans from Hua Hui. For the corresponding period in year 2011, other income is $28,278, of which $28,127 is the interest expenses related to the loans from Hua Hui.

Loss Before Income Taxes

Our loss from continuing operations was $265,250 for the year ended September 30, 2012 compared to a loss of $258,188 for the year ended September 30, 2011. The difference is due to the reasons discussed above.

Net Loss

As a result of the foregoing, our net loss was $265,250 for the year end September 30, 2012 compared with a loss of $258,188 for the year ended September 30, 2011.

Total Comprehensive Loss

For the year ended September 30, 2012, we had a foreign currency translation loss of $861 compared with a loss of $28,652 for the year ended September 30, 2011. The difference is due to the fluctuations of value of the US dollar in comparison to the RMB. As a result, we had a total comprehensive loss of $266,111 for the year ended September 30, 2012 compared with a total comprehensive loss of $286,840 for year ended September 30, 2011.

Liquidity and Capital Resources

Recently, we have financed our operations primarily through cash generated from a mixture of short and long-term loans from affiliates.

The following table summarizes our cash flows for the fiscal years ended September 30, 2012 and September 30, 2011:

	Fiscal Year Ended
	September 30,	September 30,
	2012	2011
	USD	USD
Net cash used in operating activities	(217,105)	(220,921)
Net cash (used in) provided by investing activities
Net cash provided by financing activities	212,589	150,101
Effect of exchange rate fluctuations on cash	(940)	(1,186)
Net increase (decrease) in cash and cash equivalents	(5,456)	(72,006)

Cash and cash equivalents (closing balance)	911	6,367

The net cash used in operating activities for year ended September 30, 2012 was $(217,105), compared with net cash used in operating activities of $(220,921) for year ended September 30, 2011. The $3,816 difference is due to the reduction of general and administrative expenses discussed above during the year ended September 30, 2011.

The net cash used in the investing activities for the year ended September 30, 2012 was $Nil, compared with net cash provided by investing activities of $Nil, for year ended September 30, 2011.

The net cash provided by financing activities for the year ended September 30, 2012 was $212,589 compared with net cash provided by financing activities of $150,101 for year ended September 30, 2011. There was a difference of $62,488 which is primarily due to the increased shareholder loans during the year ended September 30, 2012.

The effect of the exchange rate on cash was $(940) for the year ended September 30, 2012, compared with $(1,186) for the year ended September 30, 2011. The difference is due to the fluctuation in foreign currency exchange rate.

The difference in the closing balance of cash and cash equivalent (closing balance) for the year ended September 30, 2012 and 2011 is due to the reasons mentioned above.

Capital Requirements For The Next 12 Months

We continue to experience significant losses from operations. As discussed below, we anticipate that we will generate sales from the Project commencing at the second quarter of calendar year 2013. However, we nonetheless have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of September 30, 2012, the amount due to Redrock is $100,281, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $958,271 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

Our capital budget for the next 12 months is as follows:

$127,752 for our executive offices expenditures, which includes $61,000 in salaries and related costs of personnel, $46,752 in professional fees, and $20,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units at the second quarter of calendar year 2013. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The initial term of this office lease was from December 11, 2009 to December 10, 2011 with a monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012 with new monthly payment of $6,253. This lease has been expired on December 12, 2012. Currently, Hua Hui, our majority shareholder, provides an office to us for free. However, Hua Hui may charge us in the future. We have not reach an agreement as of the date of this filing. The lease expenses for the year ended September 30, 2012 amounted to $75,418 and, as of September 30, 2012, the total lease commitment for the year ended September 30, 2013 $14,856.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact on the Company’s financial position, results of operations, and cash flows.

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

INCOME TAXES

We account for income taxes under ASC No 740, "Income Taxes," as described in Note 11 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2009 and 2011due to net loss occurred.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our acting Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. As a result of such evaluation, Chief Executive Officer and the acting Chief Financial Officer have concluded that, as of the evaluation date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

There is no change in our internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Menghua Liu	44	Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director	August 7, 2009
Xiangyang Liu	43	Director	September 25, 2009
Yanhong Deng	33	Director	September 25, 2009

Set forth below is certain biographical information regarding each of our executive officers and directors:

Menghua Liu, Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director

From 2004 to the present, Mr. Liu has served as the Chairman and Chief Executive Officer of The Beijing Hua Hui Corporation, a PRC company involved in real estate development and investment and the parent entity of Beijing Hua Hui Investment Ltd (“Hua Hui”), our largest shareholder. From 2007 to the present, he has been the Chairman of Beijing Yang Hong Ji Tourism Investment Limited, a PRC company involved in tourism and real estate development. Currently, Mr. Liu is also Chairman of the Supervisory Board of Da Yang Group. Prior to Hua Hui, Mr. Liu was director of New World of Hangzhou in Zhejiang Province and Vice Manager of XinAo Group. Mr. Liu has a master degree in International Project Management Professional (“IPMP”) from the Civil Engineering and Water Resources Institute of Tsinghua University. He also holds an MBA degree from Tsinghua University.

Xiangyang Liu, Director

Mr. Liu has extensive experience in tourism industry. From 2004 to the present, he has been the general manager of Beijing Hua Yang Hong Ji Tourism Investment Limited, a PRC company located in Beijing and an affiliate of Hua Hui. From 2000 to 2004, Mr. Liu served as the manager of Beijing HuiZu Exhibition Limited. From 2007 to 2009, Mr. Liu served as the general manager of Beijing Custom Tourism Investment Limited.

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

The Company believes that for the year ended September 30, 2012, all Section 16(a) filing requirements applicable to our reporting persons were met. The Company believes that its current officers and largest shareholder will seek to comply timely with all future reporting under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
				Awards	Awards
		($)	($)	($)	($)	($)	($)	($)	($)
Menghua Liu, Chairman, Chief Executive Officer, acting Chief Financial Officer (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) Menghua Liu serves as our Chairman, Chief Executive Officer. The Company and Mr. Liu initially reached an oral agreement pursuant to which Mr. Liu will receive an annual salary of $50,000 per annum for fiscal years 2011, pro rated, and 2012, however, for fiscal years 2011 and 2012, Mr. Liu has agreed to waive his salary.

Except as stated above, for the fiscal period ended September 30, 2012, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2012, the number and percentage of the 3,272,311 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS(1)

Common Stock	Beijing Hua HuiHengye Investment Ltd (2)	2,774,392	84.8%
	Reignwood Center 19 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing,100022, China

Common Stock	Menghua Liu (3)	2,774,392	84.8%
	Reignwood Center 19 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, 100022,China

Common Stock	Xingyang Liu (4)	-0-	-0-
	Reignwood Center 19 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, 100022, China

Common Stock	Yanhong Deng (5)	-0-	-0-
	Reignwood Center 19 Fl., 8 Jiangguo Men Outer Street, Chaoyang District, Beijing, 100022,China

Common Stock	Yang Lan (6)	189,817	5.8%
	OrientalPlaza Bldg. W3, Twelfth Floor, 1 East Chang’an Avenue, Dongcheng District, Beijing, 100738 PRC

Common Stock	Officer and Directors as a Group: 4 persons	2,774,392	84.8%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as stated herein, since the beginning of our last fiscal year, there have been no transactions or proposed transactions, involving us and any of our officers, directors, promoters, or control persons, or any related persons thereof, the amount of which exceeds $120,000.When referencing our common stock, the following transactions have not been split adjusted.

On May 16, 2008, we acquired from Her Village Limited certain mobile phone and internet based technology for the sum of $1.2 million satisfied through the issuance of 150,000 (split adjusted)shares of our common stock. On July 4, 2008, we sold to Her Village Limited 50,000 (split adjusted)shares of our common stock for a total purchase price of $1,000,000. Her Village is owed or controlled by Yang Lan, one of our current shareholders and formerly a controlling shareholder.

On March 23, 2009, we entered into an acquisition agreement with Globstream Technology Inc. (“Globstream) and its shareholders whereby we acquire 100% of Globstream, a mobile technology internet software developer. We issued to the Globstream shareholders 44,219 shares of our common stock, valued at $3 per share and 7,782 warrants, with an exercise price of $3 per share. The value of the transaction was $156,000. WenjunLuo, our former director and chief technical officer, was a majority shareholder of Globstream.

Commencing in April 2009, we began receiving loans from Redrock Capital Venture Limited (“Redrock”), a BVI company. As of July 9, 2009, we had received $223,529 in loans from Redrock. These loans were due on demand and bore no interest. On July 9, 2009, we entered into an agreement to satisfy and cancel the outstanding loans in exchange for the issuance of 92,683 shares of our common stock. The shares were valued at $2.4 per share. Ms. Yang Lan is the majority shareholder of Redrock. She also is the controlling shareholder of Her Village Limited, one of our largest shareholders. After giving effect to the transaction, Redrock became the beneficial owner of 18.6% of our common stock and Ms. Yang Lan was deemed the beneficial owner of 38.1% of our common stock, on such date.Ms. Yang Lan is deemed the beneficial owner of 5.8% of our common stock as of January 13, 2011.

On August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. The terms and provisions of the Agreement are described elsewhere in this Report. As result of the transaction, Hua Hui is deemed the beneficial owner of 84.8% of our outstanding shares.

Commencing in June 2009, we began receiving additional loans from Redrock(other than as discussed above). As of September 30, 2010, the amount due to Redrock is $100,280, in which the amount is due on demand and bears no interest.

Commencing in October2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $ 461,000 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Keith K. Zhen, CPA, our current auditor, for the audit of our annual financial statements and services normally provided by the auditor in connection with statutory and regulatory filings or engagements was $20,000 for the fiscal year ended September 30, 2012. The aggregate fees billed for professional services rendered by Parker Randall CF (H.K.) CPA Limited, our former auditor, for the audit of our annual financial statements, review of our financial statements included in our quarterly reports and services normally provided by the auditor in connection with statutory and regulatory filings or engagements were $20,000 for the fiscal year ended September 30, 2011.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor during the fiscal year ended September 30, 2012 and 2011.

Tax Fees

The aggregate fees billed fiscal years ended September 30, 2012 and September 30, 2011 for professional services rendered by the principal auditor for tax compliance, tax advice, and tax planning were all $ Nil.

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

CHINA GRAND RESORTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of China Grand Resorts, Inc. and Subsidiaries. (the “Company”) as of September 30, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended September 30, 2012. China Grand Resorts, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30 2012, and the results of its operations and its cash flows for the year ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b), the Company has incurred losses from operations for the year ended September 30, 2012, and has an accumulated deficit and negative working capital as of September 30, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

December 31, 2012

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

/s/ Parker Randall CF (H.K) CPA Limited

Parker Randall CF (H.K.) CPA Limited

Certified Public Accountants

Hong Kong, the People’s Republic of China,

December 23, 2011

CHINA GRAND RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	As of September 30,
	2012	2011
	$	$
ASSETS
Current Assets
Cash and cash equivalents	911	6,367
Other receivables	10,500	9,712
Total current assets	11,411	16,079

Property and equipment, net	15,764	24,714
Security deposit	19,147	17,193
Total Assets	46,322	57,986

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables	32,801	33,162
Loan from related parties	1,058,552	803,744
Total Current liabilities	1,091,353	836,906
Total Liabilities	1,091,353	836,906

Commitment and contingencies	-	-

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311and 3,272,811 shares issued and outstanding as of September 30, 2012 and 2011 respectively	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,178,764)	(10,913,514)
Accumulated other comprehensive income	31,421	32,282
Total Stockholders' Deficiency	(1,045,031)	(778,920)
Total Liabilities and Stockholders’deficiency	46,322	57,986

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)

	For the Years Ended
	September 30,
	2012	2011
	$	$

Consulting revenue
Cost of consulting revenue
Gross Margin

Operating expenses
General and administrative expenses	214,061	221,182
Depreciation and amortization	9,029	8,728
	223,090	229,910
Operating loss	(223,090)	(229,910)

Other(expenses)income
Interest income	59	131
Interest expenses	(42,219)	(28,127)

Other (expenses) income	-	(282)
Total other (expenses) income, net	(42,160)	(28,278)
Loss before income taxes	(265,250)	(258,188)
Income tax expense	-	-

Net loss	(265,250)	(258,188)
Effects of foreign currency conversion	(861)	(28,652)
comprehensive income/ (loss)	(266,111)	(286,840)

Loss per share - basic and diluted	(0.08)	(0.08)

Weighted average number of common shares outstanding - basic and diluted	3,272,311	3,272,311

See accompanying notes to the consolidated financial statements.

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 and 2011

(IN U.S. DOLLARS)

	Common stock
	Number	Amount	Additional Paid In Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total stockholders’ deficiency
		$	$	$	$	$	$
Balance as of October 1, 2010	3,272,311	3,272	10,099,040	-	(10,655,326)	60,934	(492,080)

Foreign currency translation adjustment	-	-	-	-	-	(28,652)	(28,652)

Net loss	-	-	-	-	(258,188)	-	(258,188)

Comprehensive loss	-	-	-	-	-	-	-

Balance as of September 30, 2011	3,272,811	3,272	10,099,040	-	(10,913,514)	32,282	(778,920)

Foreign currency translation adjustment	-	-	-	-	-	(861)	(861)

Net loss	-	-	-	-	(265,250)	-	(265,250)

Comprehensive loss	-	-	-	-	-	-	-

Balance as of September 30, 2012	3,272,311	3,272	10,099,040	-	(11,178,764)	31,421	(1,045,031)

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the Years ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(265,250)	$(258,188)
Adjustments to reconcile net loss to net cash used in operating activities :

Depreciation and amortization	9,029	8,728
Interest expense for loans from related parties	42,219	28,127
Change in operating assets and liabilities:
Other receivables	(788)	667
Security deposit	(1,954)	(863)
Other payables	(361)	608
Net cash used in operating activities	(217,105)	(220,921)

Cash flows from investing activities :
Net cash (used in)provided by investing activities	-	-

Cash flows from financing activities :
Repayment to related parties for loans	-	-
Proceeds from related parties’ loans	212,589	150,101
Net cash provided by financing activities	212,589	150,101

Effect of exchange rate fluctuations on cash	(940)	(1,186)

Net increase/(decrease) in cash and cash equivalents	(5,456)	(72,006)
Cash and cash equivalents at beginning of year	6,367	78,373
Cash and cash equivalents at end of year	$911	$6,367

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION

China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Proper Holdings Limited (“KPH”), financial statements defined herein below, collectively referred to as the “Company” or “we" have been prepared in accordance with accounting principles generally accepted in the United States of America( “US GAAP”).

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

On March 30, 2009, we completed an acquisition pursuant to an Acquisition Agreement (the “Acquisition Agreement”)with the shareholders of GlobStream Technology Inc. (“GlobStream”) to acquire 100% of GlobStream, a Cayman Islands corporation for $156,000.GlobStream was founded by Dr. WenjunLuo, one of our previous directors. In May 2009, we terminated the operations related to GlobStream because the mobile phone multi-media and advertising businesses of GlobStream were not performing well. Effective on August 1, 2009, the Company used the ownership in GlobStream to acquire from Beijing Hua Hui Hengye Investment Limited, the commercial income rights as detailed below – acquisition of commercial income rights.

On July 1, 2007, the Company acquired 100% interest of SNMTS, a company incorporated in Hong Kong, and its wholly owned subsidiary CFCD, a company incorporated in the People’s Republic of China, from NextMart Inc. for $1. In December 2009, the Company incorporated KPH, a company incorporated in the British Virgin Islands.

Below is the organization chart in existence as of September 30, 2012:

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui Construction Investment Co., Ltd.(“Changde Hua Hui”), a 99.33% owned subsidiary  of Hua Hui. Changde Hua Hui also agreed to convey to us the commercial income rights to 10,000 square meters of the Project.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

(a)

Organization - Continued

Acquisition of commercial income rights - continued

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, at second quarter of calendar year 2013, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 60 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity which were valued at approximately $8,777,000 by an independent valuation firm and we agreed to pay a total of $7,317,000 as consideration. In exchange, we agreed to issue to Hua Hui,2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2012. Due to change of decoration structure and style and the impact of sever weather, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2013. On September 1, 2012, the Company entered into another Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as the date of this report. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s).  Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

With respect to the Project, Changde Hua Hui will perform the actual unit sales. We expect to pay Changde Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Changde Hua Hui for fees that we will earn, or fees that we will pay Changde Hua Hui.

(b)

Nature of prior businesses

In January 2008, our business focus was based on the interest acquisition in Jiangxi HongchengTengyi Telecommunication Company, Ltd (“JXHC”) and the Provincial Class One Full Service Operator license for the Jiangxi Province from Union Max Enterprises Ltd. We attempted to provide ancillary services for cell-phone customers in Jiangxi Province whereby customers could buy minutes on the fly using their debit card or bank account. However, in December 2008, due to third party issues which negatively affected our ability to launch that business, we determined to terminate that business which resulted in a sale of our interests to an unaffiliated third party effective in March 2009 for $100.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation and Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”)and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The consolidated financial statements include the accounts of the Company and its subsidiaries, SNMTS, CFCD and KPH. All inter-company balances and transactions between the entities have been eliminated in consolidation.

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

(b)

Going Concern and Management Plan

As of September 30, 2012, the Company had an accumulated deficit totaling $11,178,764 and negative working capital$1,079,942. The Company suffered a loss of $265,250 for the year ended September 30, 2012 and $258,188 for the year ended September 30, 2011.  In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the transaction with Hua Hui as discussed in Note 1(a), we expect to receive the commercial income rights of the Project.

The Company is actively pursuing additional capital in an effort to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop its new business strategy.

(c)

Use of estimates

The preparation of the financial statements in conformity with USGAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates. The Company bases its estimates on historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant accounting estimates reflected in the Company's consolidated financial statements include allowance for doubtful accounts, estimated useful lives and contingent liabilities.

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

(d)

Foreign currency translation - Continued

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:-

	2012	2011
Year end exchange rate	RMB6.3410=$1 HK$7.7537= $1	RMB6.3549 = $1 HK$7.7936= $1
Average yearly exchange rate	RMB6.3229=$1 HK$7.7640= $1	RMB6.5410 = $1 HK$7.7803 = $1

There is no assurance that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30, 2012 and 2011

(h)

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

(h)

Fair value measurements -Continued

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2012 and 2011.

(i)

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of September30, 2012 and 2011. The income tax rate is 25% for year 2012 and 2011 and there is no income tax expense in 2012 and 2011due to the net loss occurred.

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

Accumulated other comprehensive income (loss), as presented on the accompanying consolidated statements of changes in equity and comprehensive income, consisted of cumulative foreign currency translation adjustment in each of the two years ended September 30, 2012 and 2011.

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

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated mult-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the year ended September 30, 2012 and 2011 were $32,868 and $41,983 respectively.

(p)

Recently issued accounting standards

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact on the Company’s financial position, results of operations, and cash flows.

(3) CONCENTRATION OF CREDIT RISK

As at September 30, 2012 and 2011, approximately 99% of the Company’s cash represented cash balances deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government. Remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(4) PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of September 30,
	2012	2011

Computer software	$1,689	$1,685
Office equipment	21,327	21,280
Leasehold improvement	20,076	20,032
	43,092	42,997
Less: accumulated depreciation and amortization	(27,328)	(18,283)
	$15,764	$24,714

Depreciation and amortization expenses for the year ended September 30, 2012 and 2011 were $9,029 and $8,728respectively.

(5) OTHER PAYABLES

Other payables consist of the following:

	As of September 30,
	2012	2011

Professional Fees	$20,000	$20,000
Office expenses	12,801	13,162
Total	$32,801	$33,162

(6) RELATED PARTY TRANSACTIONS

Loan from related parties

	As of September 30,
	2012	2011

Redrock Capital Venture Limited (a)	$100,281	$100,280
Beijing Hua Hui Hengye Investment Limited (b)	958,271	703,464
	$1,058,552	$803,744

(a) Commencing in June 2009, we began receiving funds from Redrock Capital Venture Limited (“Redrock”), a shareholder, for working capital purpose. As of September 30, 2012, the amount due to Redrock is  $100,281, which is due on demand and bears no interest. Redrock is a shareholder holding equity interest of approximately 2.8%.

(b)

Commencing in October 2009, we began receiving funds amounting to approximately $958,271 as of September 30, 2012 from Hua Hui, an 84.8% shareholder, for the working capital purpose. The amount is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the year ended September 30, 2012 amounted to approximately $42,219 and the effective interest rate of the loans was 5.5%. The interest accrued for the year ended September 30, 2011 amounted to approximately $28,127 and the effective interest rate of the loans was 4.38%.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(7) CAPITAL STOCK

(a)

Common stock

On January 4, 2009, the Company received a notice of claims (the “Default Notice”) from certain investors (the “Investors”) with respect to a private placement transaction dated June 4, 2007 (the “Financing Transaction”), pursuant to which the Company issued 50,000 shares of common stock and 50,000common stock warrants to the Investors. The Default Notice was made by the Investors due to the Company’s failure to fulfill its registration statement obligation under the Financing Transaction. The Default Notice demanded the issuance of 50,000 shares of the Company’s common stock as liquidated damages under the agreement. After due consideration and reasonable deliberation, the Company agreed to issue to each of the Investors 5,000 shares of the Company’s common stock, which represented a total of 50,000 shares. The shares of common stock were issued to the Investors in March and April 2009. In connection with its audited financial statements for the fiscal year ended September 30, 2009, the Company decided to restate its financial statements for the 2008 fiscal year end period and each quarter in 2009 fiscal year to reflect the issuance of these shares as liquidated damages.

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

As of September 30, 2012 and 2011, the Company had 3,272,311 and 3,272,311 shares issued and outstanding respectively.

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

On June 28, 2009, pursuant to the Acquisition Agreement made and entered into by the Company and GlobStream, the

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(7) CAPITAL STOCK -CONTINUED

(b)

Warrants/options - Continued

 Company issued warrants to Mr. Luo Wenjun for the option to purchase7,782 shares of common stock with an exercise price of $3 per share and an expiration after March 23, 2019.

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

As of September 30, 2012, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed100. As of September 30, 2012, no options were granted under the Plan.

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

(8) COMMITMENTS AND CONTINGENCIES

Operating lease obligations

In December 2009, we relocated our office to a new space in Beijing. The term of the old lease was from September 1, 2009 to July 31, 2011; however, we terminated the old lease on December 11, 2009 as mutually agreed with the landlord and with no penalty to us. The new office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. Our new monthly lease payment is $6,253. As of September 30, 2012, our total future commitments for minimum lease payments are as follows:

Years Ended September 30,

2013	$14,856
Total	$14,856

Rental expenses for the year ended September 30, 2012 and 2011 was $75,418 and $63,984 respectively.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(9) LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the year ended September 30, 2012 and September 30, 2011.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Years Ended
	September 30,
	2012	2011
Numerator
Net loss	$265,250	$258,188
Denominator
Weighted average number of common shares outstanding used in loss per share during the years	3,272,311	3,272,311
Loss per share - basic and diluted	(0.08)	(0.08)

(10) INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended September 30, 2012 and 2011. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

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

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of September 30, 2012 and 2011.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(10) INCOME TAXES– CONTINUED

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc.for the years ended September 30, 2012 and 2011 are open to examination by the PRC state and local tax authorities.

As of September 30,2012 and 2011, the Company did not have any significant temporary differences and carryforwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

(11) NON-MONETARY TRANSACTION

On August 1, 2009, we entered into a subscription and asset sale agreement with Hua Hui. Under the terms of the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui. In exchange, we agreed to issue to Hua Hui 2,774,392 shares of our common stock. As additional consideration, we transferred to Hua Hui all of our shares of the GlobStream Technology Inc., certain assets of both SNMTS and CFCD and certain assets of the Company.

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

CHINA GRAND RESORTS, INC.

Date: December 31, 2012	By: /s/Menghua Liu
Menghua Liu, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 31, 2012	By: /s/Menghua Liu
Menghua Liu, Chairman and Director

Date: December 31, 2012	By: /s/Xiangyang Liu
Xiangyang Liu, Director

Date: December 31, 2012	By: /s/ Yanhong Deng
Yanhong Deng, Director