Form 10-Q
period 2012-12-31
China Grand Resorts, Inc.
filed 2013-02-05
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

 (86-10) 6482 7785

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2012: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	As of
	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$22,517	$911
Other receivables	10,429	10,500
Total Current Assets	32,946	11,411

Property and equipment, net	5,531	15,764
Security deposit	-	19,147

Total Assets	$38,477	$46,322

Current Liabilities
Other payables	$26,914	$32,801
Loan from related parties	1,135,336	1,058,552
Total Current Liabilities	1,162,250	1,091,353
Total Liabilities	1,162,250	1,091,353

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of December 31, 2012 and September 30, 2011	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,248,837)	(11,178,764)
Accumulated other comprehensive loss	22,752	31,421
Total Stockholders' Deficiency	(1,123,773)	(1,045,031)
Total Liabilities and Stockholders’ Deficiency	$38,477	$46,322

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	For the three months ended
	December 31,
	2012	2011
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative expenses	$47,215	$53,949
Depreciation and amortization	10,326	2,256

Operating loss	(57,541)	(56,205)

Other (expenses) income
Interest income	3	19
Interest expenses	(12,536)	(9,127)
Other expenses	-	(121)
Total other expenses, net	(12,533)	(9,229)

Loss before income taxes	(70,074)	(65,434)
Income tax expense	-	-
Net loss	$(70,074)	$(65,434)
Effects of foreign currency conversion	(8,668)	(6,048)
Comprehensive income/(loss)	$(78,742)	$(71,482)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	3,272,311	3,272,311

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the three months ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	$(70,074)	$(65,434)
Adjustments to reconcile net loss to net cash used in operating activities :
Interest expenses	12,536	9,127
Depreciation and amortization	10,326	2,256
Change in operating assets and liabilities:
Other receivables	19,218	(947)
Other payables	(5,887)	814
Net cash used in operating activities	(33,881)	(54,184)

Cash flows from financing activities :
Advances from shareholders	64,248	74,593
Net cash provided by financing activities	64,248	74,593

Effect of exchange rate fluctuations on cash	(8,761)	(177)

Net increase/(decrease) in cash and cash equivalents	21,606	20,232

Cash and cash equivalents at beginning of period	911	6,367

Cash and cash equivalents at end of period	$22,517	$6,599

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

 Below is the organization chart in existence as of December 31, 2012:

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

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2012. Due to change of decoration structure and style and the impact of sever weather, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2013. On September 1, 2012, the Company entered into second Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as the date of this report. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

 Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Prosper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2012 filed on December 31, 2012. Operating results for the three months ended December 31, 2012, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

(b)

 Going Concern and Management Plan

As of December 31, 2012, the Company had an accumulated deficit totaling $11,248,837 and negative working capital $1,129,304. The Company suffered a loss of $70,074 for the three months ended December 31, 2012 and 265,250 for the year ended September 30, 2012. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the transaction with Hua Hui as discussed in Note (1), we received the commercial income rights of the Project.

The Company is actively pursuing additional capital in an effort to fund its ongoing capital requirements, as well as seeking agreements with potential strategic partners to develop a new business strategy, other than its ownership of the commercial income rights to the Project.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

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

	2012	2011
December 31,	RMB6.2855=$1 HK$7.7519= $1	RMB6.3009 = $1 HK$7.7724= $1
Three months ended December 31,	RMB6.3133=$1 HK$7.7531= $1	RMB6.3279 = $1 HK$7.7827 = $1

  There is no assurance that the RMB amounts could have been, or could be, converted into U.S.dollars at the above rates.

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

The estimated useful lives of the assets are as follows:

Computer software	3 years
Office equipment	2-5 years
Leasehold improvement	Lease duration

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of December 31, 2012 and 2011.

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

Level 3 -Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, other receivables, other payables, shareholders payables and related party payable approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2012 and 2011.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i)   Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of December 31, 2012 and 2011.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period. The income tax rate is 25% for the three months ended December 31, 2012 and 2011, and there is no income tax expenses in the three months ended December 31, 2012 and 2011due to the net loss occurred.

(j)

Revenue recognition

Revenue is recognized when the following four criteria are met as prescribed by U.S. Securities andExchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”): (i) persuasive evidence of an arrangement exists, (ii) product delivery has occurred or the services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured.

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

(m)

Comprehensive income

Comprehensive income is defined as the change in equity of a company during the period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income (loss) and comprehensive income (loss) consist of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi- employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the three months ended December 31, 2012 and 2011 were $6,149 and $8,824, respectively.

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

(3)   CONCENTRATION OF CREDIT RISK

As at December 31, 2012 and 2011, approximately 99% of the Company’s cash represented cash balances deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government. Remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(4)

PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)

Computer software	$1,704	$1,689
Office equipment	21,516	21,327
Leasehold improvement	20,253	20,076
	43,473	43,092
Less: accumulated depreciation and amortization	(37,942)	(27,328)
Property and equipment, net	$5,531	$15,764

Depreciation and amortization expenses for the three months ended December 31, 2012 and 2011 were $ 10,326and $2,256 respectively.

(5)

OTHER PAYABLES

Other payables consist of the following:

	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)
Professional Fees	$14,000	$20,000
Office expenses	12,914	12,801
Total	$26,914	$32,801

(6)

RELATED PARTY TRANSACTIONS

 Loan from related parties

	As of
	December 31, 2012	September 30, 2012
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	$100,281	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,035,055	958,271
Total	$1,135,336	$1,058,552

(a)

Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited (“Redrock”), a shareholder, for working capital purposes. As of December 31, 2012, the amount due to Redrock is $100,281, which is due on demand and bears no interest. Redrock is a shareholder holding equity interest of approximately 2.8%.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(6)

RELATED PARTY TRANSACTIONS - CONTINUED

(b)

Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of December 31, 2012, the amount due to Hua Hui is$1,035,055 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued for the three months ended December 31, 2012 amounted to approximately $12,536 and the effective interest rate of the loans was 5.55%. The interest accrued for the three months ended December 31, 2011 amounted to approximately $9,127 and the effective interest rate of the loans was 5.24%.

(7)

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

As of December 31, 2012, the Company had 3,272,311 shares issued and outstanding.

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

As of December 31, 2012, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Director adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of December 31, 2012, no options were granted under the Plan.

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

RENTAL EXPENSE

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

        Rental expenses for the three months ended December 31, 2012 and 2011 was $12,790.and $15,965 respectively.

(9)   LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three months ended December 31, 2012 and 2011.  As the Company has a loss, presenting diluted net loss per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Three Months Ended
	December 31,
	2012	2011
Net loss	$(70,074)	$(65,434)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311
Loss per share - basic and diluted	$(0.02)	$(0.02)

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

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the three months ended December 31, 2012 and 2011. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

PRC

CFCD established in the PRC was subject to the PRC Enterprise Income Tax (“EIT”) at 33% prior to January 1, 2008.

The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations.The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of December 31, 2012 and 2011.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the three months ended December 31, 2012 and 2011 are open to examination by the PRC state and local tax authorities.

As of December 31, 2012 and 2011, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the U. S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended(the “Exchange Act”). Such statements relate to, among other things, our future plans of operations, business strategy, operating results and financial position and are often, though not always, indicated by words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “outlook,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” and similar words or phrases. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which by their nature are inherently uncertain and outside of our control. Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, those described in the section titled “Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012, as well as the following:

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

Our Current Business Strategy

General

Hua Hui and its affiliates, including Changde Hua Hui, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, we intended to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, our plan was to market the commercial rights to the Project that we received from Hua Hui. We further planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2012, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), we are evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

General - Continued

With respect to the Project, Changde Hua Hui will be responsible for all project marketing and actual unit sales. We expect to pay Changde Hua Hui a sales commission of not less than 0.5% and not more than 8% of the unit sales price and we will receive the remainder of the unit sales price.  As of the date of this report, we do not have any formal agreements or arrangements with any developer or Changde Hua Hui for fees that we will earn, or fees that we will pay Changde Hua Hui.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and initially was expected to be completed on December 31, 2010. However, due to change of decoration and style implemented by Hua Hui and the impact of severe weather, Hua Hui has informed us that the Project is expected to be completed in the second quarter of calendar year 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total number of 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect that the price of the apartment units to be approximately RMB3,880 ($616) per square meter, subject to market conditions. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, Hua Hui has initiated advertisements in the Changde airport, the Changde Evening paper and the Hunan Morning paper, Hua Hui also initiated advertisements in the Changde TV and the Changde broadcasting station. Hua Hui have initiated a text messaging program to potential buyers and posted advertisements on an outdoor billboard on the main street of Changde City. Finally, Hua Hui has printed sales brochures, hosted potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. We expect to play an active role in Hua Hui’s future marketing plans. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Changde Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Changde Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Changde Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our estimated working capital budget for the next 12 months is approximately $128,000 which relate principally to costs of our executive offices. This amount is comprised of $47,000 in professional fees, $61,000 in salaries and related personnel costs, and $20,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. In addition, Hua Hui, our majority shareholder, may provide an office to us for free, however, we have not reach an agreement as of the date of this filing. As a result, we have not included rent on our budget. We expect to generate revenues from the sale of the apartment units at the second quarter of calendar year 2013. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Total Revenues and Gross Margin

For the three month period ended December 31, 2012, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2011, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period. We terminated our consulting business in 2011.

Loss from Operations

During the three months ended December 31, 2012, we incurred general and administrative expenses of $47,215 compared with $53,949 for the three months ended December 31, 2011. The decrease in general and administrative expenses is primarily due to decrease in staff headcount. We also had $10,326 in depreciation and amortization for the three months ended December 31, 2012 compared with $2,256 for the comparable three months ended December 31, 2011. This was mainly attributed to the increase in the depreciation of the leasehold improvement, as we moved our office in December 31, 2012. Our loss from operations for the three months ended December 31, 2012 was $57,541 compared to $56,205 for the three months ended December 31, 2011. The difference between the periods is due to higher depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the three months ended December 31, 2012 is $12,533, which mainly is the interest expense related to the loans from Hua Hui for the period. For the corresponding period in year 2011, other expense is $9,229which mainly is the interest expense related to the loans from Hua Hui. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. During the current period, we received $64,248 in loans from Hua Hui. Our loan balance in favor of Hua Hui was $1,035,055 and $793,258, as of December 31, 2012 and 2011, respectively.

Net loss

As a result of the foregoing, our net loss was $70,074for the three months ended December 31, 2012 compared to a net loss of$65,434for the three months ended December 31, 2011. The difference is due to the reasons discussed above.

Comprehensive loss

During three months ended December 31, 2012, we had a foreign currency translation loss of $ 8,668compared with a loss of $6,048 for the three months ended December 31, 2011. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $78,742 for the three months ended December 31, 2012 compared with a total comprehensive loss of $71,482 for the comparable three months ended December 31, 2011.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the nine months ended December 31, 2012 and 2011:

	Three Months Ended December 31,
	2012	2011
Net cash used in operating activities	$(33,881)	$(54,184)
Net cash provided by financing activities	$64,248	$74,593
Effect of exchange rate fluctuations on cash and cash equivalents	$(8,761)	$(177)
Net increase/(decrease) in cash and cash equivalents	$21,606	$20,232
Cash and cash equivalents (closing balance)	$22,517	$26,599

The net cash used in operating activities for the three months ended December 31, 2012 was negative $33,881compared with net cash used in operating activities of negative $54,184, for the three months ended December 31, 2011. The difference of $20,303 is primarily due to the reduction of other receivables, as we collected the security deposit for the office lease terminated in December 2012, and the increase of finance cost during the three months ended December 31, 2012.

The net cash used in investing activities for the three month ended December 31, 2012 and 2011 was $0.

The net cash provided by financing activities for the three month ended December 31, 2012 was $64,248 compared with net cash provided by financing activities of $74,593for the three month ended December 31, 2011. The difference of $10,345is mainly due to the decrease of loan from related parties during the three months ended December 31, 2012.

The effect of the exchange rate on cash was a loss of $8,761 for the three months ended December 31, 2012, compared with a loss of $177 for the three months ended December 31, 2011. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the three months ended December 31, 2012 and 2011 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. As discussed below, we anticipate that we will generate sales from the Project commencing at the second quarter of calendar year 2013. However, we nonetheless have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of December 31, 2012, the amount due to Redrock is $100,281, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $958,271 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

Our estimated capital budget for the next 12 months is as follows:

$128,000 for our executive offices expenditures, which includes $61,000 in salaries and related costs of personnel, $47,000 in professional fees, and $ 20,000 in miscellaneous office expenditures.

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

Contractual Obligations

In December 2009, we relocated our office to a new space in Beijing. The initial term of this office lease was from December 11, 2009 to December 10, 2011 with a monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012 with new monthly payment of $6,253. This lease has been expired on December 12, 2012. Currently, Hua Hui, our majority shareholder, provides an office to us for free. However, Hua Hui may charge us in the future. We have not reach an agreement as of the date of this filing. The lease expenses for the year ended September 30, 2012 amounted to $75,418 and, as of September 30, 2012, the total lease commitment for the year ended September 30, 2013 is $14,856.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in the annual report for the year ended September 30, 2012. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: February 5, 2013	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer