Form 10-Q
period 2013-03-31
China Grand Resorts, Inc.
filed 2013-05-10
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(86-10) 6482 7785

(Issuer Telephone number)

_______________________________________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2013: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	As of
	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,639	$911
Other receivables	10,526	10,500
Total Current Assets	22,165	11,411

Property and equipment, net	4,560	15,764
Security deposit	-	19,147

Total Assets	$26,725	$46,322

Current Liabilities
Other payables	$14,949	$32,801
Loan from related parties	1,175,120	1,058,552
Total Current Liabilities	1,190,069	1,091,353
Total Liabilities	1,190,069	1,091,353

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of March 31, 2013 and September 30, 2012	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,285,485)	(11,178,764)
Accumulated other comprehensive loss	19,829	31,421
Total Stockholders' Deficiency	(1,163,344)	(1,045,031)
Total Liabilities and Stockholders’ Deficiency	$26,725	$46,322

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Expenses
General and administrative expenses	$22,561	$56,117	$69,776	$110,066
Depreciation and amortization	985	2,266	11,311	4,522

Operating Loss	(23,546)	(58,383)	(81,087)	(114,588)

Other (Expense) Income
Interest income	4	-	7	-
Interest expenses	(13,106)	(10,311)	(25,642)	(19,419)
Other expenses	-	(42)	-	(163)
Total Other Expenses, Net	(13,102)	(10,353)	(25,635)	(19,582)

Loss Before Income Tax	(36,648)	(68,736)	(106,722)	(134,170)
Income tax expenses	-	-	-	-
Net Loss	$(36,648)	$(68,736)	$(106,722)	$(134,170)
Effects of foreign currency conversion	(2,923)	(934)	(11,591)	(6,983)

Comprehensive Income/(Loss)	$(39,571)	$(69,670)	$(118,313)	$(141,153)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	3,272,311
			3,272,311	3,272,311

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For the six months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	$(106,722)	$(134,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expenses	25,642	19,419
Depreciation and amortization	11,311	4,522
Change in operating assets and liabilities:
Other receivables	19,121	(5,725)
Other payables	(17,852)	(10,485)
Net cash used in operating activities	(68,500)	(126,439)

Cash flows from financing activities :
Advances from shareholders	90,926	125,307
Net cash provided by financing activities	90,926	125,307

Effect of exchange rate fluctuations on cash	(11,698)	(310)

Net increase/(decrease) in cash and cash equivalents	10,728	(1,442)

Cash and cash equivalents at beginning of period	911	6,367

Cash and cash equivalents at end of period	$11,639	$4,925

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Below is the organization chart in existence as of March 31, 2013:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)

DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed, at third quarter of calendar year 2013, will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 60 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity which were valued at approximately $8,777,000 by an independent valuation firm and we agreed to pay a total of $7,317,000 as consideration. In exchange, we agreed to issue to Hua Hui 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2012. Due to change of decoration structure and style and the impact of severe weather, Hua Hui has informed us that the Project is expected to be completed during the third quarter of calendar year 2013. On September 1, 2012, the Company entered into second Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as the date of this report. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Prosper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2012 filed on December 31, 2012. Operating results for the three and six months ended March 31, 2013, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

(b)

Going Concern and Management Plan

As of March 31, 2013, the Company had an accumulated deficit totaling $11,285,485 and negative working capital $1,167,904. The Company suffered a loss of $106,722 for the six months ended March 31, 2013 and 265,250 for the year ended September 30, 2012. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	2012	2011
December 31,	RMB6.2855=$1 HK$7.7519= $1	RMB6.3009 = $1 HK$7.7724= $1
Three months ended December 31,	RMB6.3133=$1 HK$7.7531= $1	RMB6.3279 = $1 HK$7.7827 = $1

	2013	2012
March 31,	RMB6.2689=$1 HK$ 7.7624= $1	RMB6.2943= $1 HK$7.7647= $1
Three months ended March 31,	RMB6.2772=$1 HK$7.7573= $1	RMB6.2976= $1 HK$ 7.7681= $1

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2013 and 2012.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2013 and 2012

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i)

 Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of March 31, 2013 and 2012.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period. The income tax rate is 25% for the three and six months ended March 31, 2013 and 2012, and there are no income tax expenses in the three and six months ended March 31, 2013 and 2012 due to the net loss occurred.

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

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi- employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the three months ended March 31, 2013 and 2012 were $5,167 and $7,653, respectively, and $10,186 and $15,990 for the six months ended March 31, 2013 and 2012, respectively.

(p)

Recently issued accounting standards

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

(3)

CONCENTRATION OF CREDIT RISK

As of March 31, 2013 and 2012, approximately 99% of the Company’s cash deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government. Remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(4)

PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)

Computer software	$-	$1,689
Office equipment	19,,978	21,327
Leasehold improvement	-	20,076
	19,,978	43,092
Less: accumulated depreciation and amortization	(15,418)	(27,328)
Property and equipment, net	$4,560	$15,764

Depreciation and amortization expenses for the three months ended March 31, 2013 and 2012 were $ 985 and $2,266 respectively. Depreciation and amortization expenses for the six months ended March 31, 2013 and 2012 were $ 11,311and $4,522 respectively.

(5)

OTHER PAYABLES

Other payables consist of the following:

	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)
Professional Fees	$2,000	$20,000
Office expenses	12,949	12,801
Total	$14,949	$32,801

(6)

RELATED PARTY TRANSACTIONS

Loan from related parties

	As of
	March 31, 2013	September 30, 2012
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	$100,281	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,074,839	958,271
Total	$1,175,120	$1,058,552

(a)

Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited (“Redrock”), a shareholder holding equity interest of approximately 2.8%, for working capital purposes. The loans are due on demand and bears no interest. We did not receive any loan from Redrock in the three and six months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and December 31, 2012, the amount due to Redrock was $100,281 and $100,281, respectively.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(6)

RELATED PARTY TRANSACTIONS - CONTINUED

(b)

Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of March 31, 2013, the amount due to Hua Hui is $1,074,839 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The loans that we received from Huahui in the three months ended March 31, 2013 and March 31, 2012 amounted to $26,678 and $50,714, respectively. The interest accrued for the three months ended March 31, 2013 amounted to approximately $13,016 and the effective interest rate of the loans was 5.56%. The interest accrued for the three months ended March 31, 2012 amounted to approximately 10,292 and the effective interest rate of the loans was 5.36%. The loans that we received from Huahui in the six months ended March 31, 2013 amounted to $90,926 and $125,307, respectively. The interest accrued for the six months ended March 31, 2013 amounted to approximately $25,642 and the effective interest rate of the loans was 5.56%. The interest accrued for the six months ended March 31, 2012 amounted to approximately 19,419 and the effective interest rate of the loans was 5.36%.

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

As of March 31, 2013, the Company had 3,272,311 shares issued and outstanding.

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

As of March 31, 2013, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Director adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of March 31, 2013, no options were granted under the Plan.

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

Rental expenses for the three months ended March 31, 2013 and 2012 was $0 and $ $16,523, respectively. Rental expenses for the six months ended March 31, 2013 and 2012 were $12,790 and $32,488 respectively.

(9)

LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three and six months ended March 31, 2013 and 2012, respectively.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net Loss	$(36,648)	$(68,736)	$(106,722)	$(134,170)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(10)

INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as an exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the six months ended March 31, 2013 and 2012, respectively. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

PRC

CFCD established in the PRC was subject to the PRC Enterprise Income Tax (“EIT”) at 33% prior to January 1, 2008.

The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of March 31, 2013 and 2012, respectively.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the six months ended December 31, 2012 and 2011 are open to examination by the PRC state and local tax authorities.

As of March 31, 2013 and 2012, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

On August 1, 2009, as previously disclosed herein, we entered into a subscription agreement with Beijing Hua Hui Investment Holding Ltd., an unaffiliated company organized under the laws of the PRC (“Hua Hui”). Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein) to 10,000 square meters of apartment space in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde in China’s Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui Construction Investment Limited (“Changde Hua Hui”), a 99.33% owned subsidiary of Hua Hui. In exchange, we agreed to issue to Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock which is valued at $2.40 per share (the closing price of our common stock on the transaction date (August 1, 2009) after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536. As additional consideration, Hua Hui received from us all of the shares of the GlobStream Technology Inc., our wholly owned subsidiary, certain assets of Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and certain other miscellaneous assets of us which were valued at $658,241.

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

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and initially was expected to be completed on December 31, 2010. However, due to change of decoration and style implemented by Hua Hui and the impact of severe weather, Hua Hui has informed us that the Project is expected to be completed in the third quarter of calendar year 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

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

Our estimated working capital budget for the next 12 months is approximately $128,000 which relate principally to costs of our executive offices. This amount is comprised of $47,000 in professional fees, $61,000 in salaries and related personnel costs, and $20,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. In addition, Hua Hui, our majority shareholder, may provide an office to us for free; however, we have not reached an agreement as of the date of this filing. As a result, we have not included rent on our budget. We expect to generate revenues from the sale of the apartment units at the third quarter of calendar year 2013. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Total Revenues and Gross Margin

For the three month period ended March 31, 2013, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2012, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the three months ended March 31, 2013, we incurred general and administrative expenses of $ 22,561compared with $56,117 for the three months ended March 31, 2012. The decrease in general and administrative expenses is primarily due to decrease in rent expense. The decrease is due to the fact that since December 11, 2012, Hua Hui provides our office space to us for no cost. We also had $985 in depreciation and amortization for the three months ended March 31, 2013 compared with $2,266 for the comparable three months ended March 31, 2012. This was mainly attributed to the decrease in the depreciation of the leasehold improvement, as we moved our office in December 31, 2012. Our loss from operations for the three months ended March 31, 2013 was $23,546 compared to $58,383 for the three months ended March 31, 2012. The difference between the periods is due to lower depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the three months ended March 31, 2013 is $13,102, which mainly is the interest expense related to the loans from Hua Hui. For the corresponding period in year 2012, other expense is $10,311which mainly is the interest expense related to the loans from Hua Hui. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. We received $26,678 and $50,714n loans from Hua Hui for the three months ended March 31, 2013 and 2012, respectively. Our loan balance in favor of Hua Hui was $1,074,839and $ 855,087 as of March 31, 2013 and 2012, respectively.

Net loss

As a result of the foregoing, our net loss was $36,648 for the three months ended March 31, 2013 compared to a net loss of $68,736 for the three months ended March 31, 2012. The difference is due to the reasons discussed above.

Comprehensive loss

During three months ended March 31, 2013, we had a foreign currency translation loss of $2,923compared with a loss of $934 for the three months ended March 31, 2012. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $39,571 for the three months ended March 31, 2013 compared with a total comprehensive loss of $69,670 for the comparable three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Total Revenues and Gross Margin

For the six month period ended March 31, 2013, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2012, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the six months ended March 31, 2013, we incurred general and administrative expenses of $ 69,776compared with $110,066 for the six months ended March 31, 2012. The decrease in general and administrative expenses is primarily due to decrease in rent expense and staff headcount. The decrease in rent expense is due to the fact that since December 11, 2012, Hua Hui provides our office space to us for no cost. We also had $11,311 in depreciation and amortization for the six months ended March 31, 2013 compared with $4,522or the comparable six months ended March 31, 2012. This was mainly attributed to the increase in the depreciation of the leasehold improvement, as we moved our office in December 31, 2012. Our loss from operations for the six months ended March 31, 2013 was $81,087 compared to $114,588 for the six months ended March 31, 2012. The difference between the periods is due to higher depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the six months ended March 31, 2013 is $25,635, which mainly is the interest expense related to the loans from Hua Hui for the period. For the corresponding period in year 2012, other expense is $19,419 which mainly is the interest expense related to the loans from Hua Hui. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. We received $90,926 and $125,307 in loans from Hua Hui for the six months ended March 31, 2013 and 2012, respectively. Our loan balance in favor of Hua Hui was $1,074,839 and $855,087, as of March 31, 2013 and 2012, respectively.

Net loss

As a result of the foregoing, our net loss was $106,722 for the six months ended March 31, 2013 compared to a net loss of $134,170 for the six months ended March 31, 2012. The difference is due to the reasons discussed above.

Comprehensive loss

During six months ended March 31, 2013, we had a foreign currency translation loss of $11,597compared with a loss of $6,983 for the six months ended March 31, 2012. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $118,313 for the six months ended March 31, 2013 compared with a total comprehensive loss of $141,153 for the comparable six months ended March 31, 2012.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the nine months ended March 31, 2013 and 2012:

	Six Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(68,500)	$(126,439)
Net cash provided by financing activities	$90,926	$125,307
Effect of exchange rate fluctuations on cash and cash equivalents	$(11,698)	$(310)
Net increase/(decrease) in cash and cash equivalents	$10,728	$(1,442)
Cash and cash equivalents (closing balance)	$11,639	$4,925

The net cash used in operating activities for the six months ended March 31, 2013 was $68,500 compared with net cash used in operating activities of $126,439 for the six months ended March 31, 2012. The difference of $57,939 is primarily due to the reduction of other receivables, as we collected the security deposit for the office lease terminated in December 2012, and the increase of finance cost during the six months ended March 31, 2013.

The net cash used in investing activities for the six month ended March 31, 2013 and 2012 was $0.

The net cash provided by financing activities for the six month ended March 31, 2013 was $90,926 compared with net cash provided by financing activities of $125,307 for the six month ended March 31, 2012. The difference of $34,381 is mainly due to the decrease of loan from related parties during the six months ended March 31, 2013.

The effect of the exchange rate on cash was a loss of $11,698 for the six months ended March 31, 2013, compared with a loss of $310 for the six months ended March 31, 2012. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the six months ended March 31, 2013 and 2012 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. As discussed herein, we anticipate that we will generate sales from the Project commencing at the third quarter of calendar year 2013. However, we nonetheless have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of March 31, 2013, the amount due to Redrock is $100,281, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $1,074,839 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

We expect to generate revenues from the sale of the apartment units at the third quarter of calendar year 2013. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the six months ended March 31, 2013. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information regarding recently issued accounting pronouncements is included in Note 2 to our consolidated financial statements for the six months ended March 31, 2013.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the six months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: May 10, 2013	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer