Form 10-Q
period 2013-06-30
China Grand Resorts, Inc.
filed 2013-08-09
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      . For the transition period from ______to______.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2013: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC.

CONSOLIDATED BALANCE SHEETS

(IN U.S. DOLLARS)

	As of
	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$6,568	$911
Other receivables	10,552	10,500
Total Current Assets	17,120	11,411

Property and equipment, net	3,710	15,764
Security deposit	-	19,147

Total Assets	$20,830	$46,322

Current Liabilities
Other payables	$15,102	$32,801
Loan from related parties	1,219,009	1,058,552
Total Current Liabilities	1,234,111	1,091,353
Total Liabilities	1,234,111	1,091,353

Commitment and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311 shares issued and outstanding as of June 30, 2013 and September 30, 2012	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,320,940)	(11,178,764)
Accumulated other comprehensive income	5,347	31,421
Total Stockholders' Deficiency	(1,213,281)	(1,045,031)
Total Liabilities and Stockholders’ Deficiency	$20,830	$46,322

See accompanying notes to the consolidated financial statements

 CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN U.S. DOLLARS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Expenses
General and administrative expenses	$21,019	$43,153	$90,795	$153,220
Depreciation and amortization	898	2,262	12,209	6,784

Operating Loss	(21,917)	(45,415)	(103,004)	(160,004)

Other (Expense) Income
Interest income	9	29	16	49
Interest expenses	(13,547)	(11,097)	(39,189)	(30,535)
Other expenses	-	(13)	-	(176)
Total Other Expenses, Net	(13,538)	(11,081)	(39,173)	(30,662)

Loss Before Income Tax	(35,455)	(56,496)	(142,177)	(190,666)
Income tax expenses	-	-	-	-
Net Loss	$(35,455)	$(56,496)	$(142,177)	$(190,666)
Effects of foreign currency conversion	(14,483)	4,029	(26,074)	(2,954)

Comprehensive Income/(Loss)	$(49,938)	$(52,467)	$(168,251)	$(193,620)

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average number of common stock outstanding -basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS. INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN U.S. DOLLARS)

	For The Nine Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities :
Net loss	$(142,177)	$(190,666)
Adjustments to reconcile net loss to net cash used in operating activities :
Interest expenses	39,189	30,535
Depreciation and amortization	12,209	6,784
Change in operating assets and liabilities:
Other receivables	19,095	(2,743)
Other payables	(17,699)	(17,779)
Net cash used in operating activities	(89,383)	(173,869)

Cash flows from financing activities :
Advances from shareholders	121,268	191,267
Net cash provided by financing activities	121,268	191,267

Effect of exchange rate fluctuations on cash	(26,228)	(3,085)

Net increase/(decrease) in cash and cash equivalents	5,657	14,313

Cash and cash equivalents at beginning of period	911	6,367

Cash and cash equivalents at end of period	$6,568	$20,680

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

Below is the organization chart in existence as of June 30, 2013:

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui Construction Investment Co., Ltd. (“Changde Hua Hui”), a 99.33% owned subsidiary of Hua Hui. Changde Hua Hui also agreed to convey to us the commercial income rights to 10,000 square meters of the Project.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(1)

DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project when completed will be comprised of a total 128 apartments, of which we will have the commercial rights to approximately 60 apartments. The Project is expected to be completed in September 2013. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments pursuant to this Project in any capacity which were valued at approximately $8,777,000 by an independent valuation firm and we agreed to pay a total of $7,317,000 as consideration. In exchange, we agreed to issue to Hua Hui 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares of our common stock by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which initially was expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011, the Company entered into a Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2012. Due to change of decoration structure and style and the impact of severe weather, Hua Hui has informed us that the Project is expected to be completed at the end of calendar year 2013. On September 1, 2012, the Company entered into second Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as the date of this report. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Prosper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2012 filed on December 31, 2012. Operating results for the three and nine months ended June 30, 2013, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

(b)

Going Concern and Management Plan

As of June 30, 2013, the Company had an accumulated deficit totaling $11,320,940 and negative working capital $1,216,991. The Company suffered a loss of $142,177 for the nine months ended June 30, 2013 and $265,250 for the year ended September 30, 2012. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	2012	2011
December 31,	RMB6.3410=$1 HK$7.7537= $1	RMB6.3549 = $1 HK$7.7936= $1

The Year ended December 31,	RMB6.3229=$1 HK$7.7640= $1	RMB6.5410 = $1 HK$7.7803 = $1

	2013	2012
June 30,	RMB6.1882=$1 HK$7.7572= $1	RMB6.3249 = $1 HK$7.7587= $1

Nine months ended June 30,	RMB6.26453=$1 HK$7.75644= $1	RMB6.3096 = $1 HK$7.76184 = $1

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of June 30, 2013 and 2012.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2013 and 2012.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(2)

SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

(i)

 Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of June 30, 2013 and 2012.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting".  The Company has determined an estimated annual effect tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Company's fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period. The income tax rate is 25% for the three and nine months ended June 30, 2013 and 2012, and there are no income tax expenses in the three and nine months ended June 30, 2013 and 2012 due to the net loss occurred.

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

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi- employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the three months ended June 30, 2013 and 2012 were $6,267and $6,820, respectively, and $16,453 and $22,810 for the nine months ended June 30, 2013 and 2012, respectively.

(p)

Recently issued accounting standards

In February 2013, the FASB issued ASU No. 2013-02, or ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. It does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

(3)

CONCENTRATION OF CREDIT RISK

As of June 30, 2013 and 2012, approximately 99% of the Company’s cash deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(4)

PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of
	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)

Computer software	$-	$1,689
Office equipment	19,155	21,327
Leasehold improvement	-	20,076
	19,155	43,092
Less: accumulated depreciation and amortization	(15,445)	(27,328)
Property and equipment, net	$3,710	$15,764

Depreciation and amortization expenses for the three months ended June 30, 2013 and 2012 were $898 and $2,262 respectively. Depreciation and amortization expenses for the nine months ended June 30, 2013 and 2012 were $12,209 and $6,784 respectively.

(5)

OTHER PAYABLES

Other payables consist of the following:

	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)
Professional Fees	$2,000	$20,000
Office expenses	13,102	12,801
Total	$15,102	$32,801

(6)

RELATED PARTY TRANSACTIONS

Loan from related parties

	As of
	June 30, 2013	September 30, 2012
	(Unaudited)	(Audited)

Redrock Capital Venture Limited (a)	$100,281	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,118,728	958,271
Total	$1,229,009	$1,058,552

(a)

Commencing in June 2009, we began receiving loans from time to time from Redrock Capital Venture Limited (“Redrock”), a shareholder holding equity interest of approximately 2.8%, for working capital purposes. The loans are due on demand and bear no interest. We did not receive any loan from Redrock in the three and nine months ended June 2013 and June 2012, respectively. As of June 30, 2013 and December 31, 2012, the amount due to Redrock was $100,281 and $100,281, respectively.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(STATED IN US DOLLARS)

(6)

RELATED PARTY TRANSACTIONS - CONTINUED

(b)

Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of June 30, 2013, the amount due to Hua Hui is $1,118,728 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The loans that we received from Hua Hui in the three months ended June 30, 2013 and June 30, 2012 amounted to $30,342 and $65,960, respectively. The interest accrued for the three months ended June 30, 2013 amounted to approximately $13,547and the effective interest rate of the loans was 5.57%. The interest accrued for the three months ended June 30, 2012 amounted to approximately $11,097 and the effective interest rate of the loans was 5.48%.  The loans that we received from Hua Hui in the nine months ended June 30, 2013 and June 30, 2102 amounted to $121,268 and $191,267, respectively. The interest accrued for the nine months ended June 30, 2013 amounted to approximately $39,189and the effective interest rate of the loans was 5.57%. The interest accrued for the nine months ended June 30, 2012 amounted to approximately $30,535and the effective interest rate of the loans was5.48%.

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

As of June 30, 2013, the Company had 3,272,311 shares issued and outstanding.

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

As of June 30, 2013, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Director adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of June 30, 2013, no options were granted under the Plan.

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

(8)

RENTAL EXPENSE

In December 2009, we relocated our office to a new location in Beijing consisting of 192.70 square meters. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. The monthly lease payment is $6,253. Currently, Hua Hui, our majority shareholder, provides an office to us at no cost.  However, Hua Hui may charge us rent in the future. We have not reach an agreement as of the date of this filing.

Rental expenses for the three months ended June 30, 2013 and 2012 was $0 and $ $16,492, respectively. Rental expenses for the nine months ended June 30, 2013 and 2012 were $12,790 and $48,980 respectively.

(9)

LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the three and nine months ended June 30, 2013 and 2012, respectively.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Loss	$(35,455)	$(56,496)	$(142,177)	$(190,666)
Weighted average number of common shares outstanding – basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311
Loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

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

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the six months ended June 30, 2013 and 2012, respectively. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

PRC

CFCD established in the PRC was subject to the PRC Enterprise Income Tax (“EIT”) at 33% prior to January 1, 2008.

The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of June 30, 2013 and 2012, respectively.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the nine months ended June 30, 2013 and 2012 are open to examination by the PRC state and local tax authorities.

As of June 30, 2013 and 2012, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

Our Current Business Strategy

General

Hua Hui and its affiliates, including Changde Hua Hui, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, we intended to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, our plan was to market the commercial rights to the Project that we received from Hua Hui. We further planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through the current quarter, the PRC State Council maintain a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), we are evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

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

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and initially was expected to be completed on December 31, 2010. However, due to change of decoration and style implemented by Hua Hui and the impact of severe weather, Hua Hui has informed us that the Project is expected to be completed at the end of calendar year 2013. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is approximately 95% completed as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total number of 128 apartments. The units are expected to range in size from 120 square meters to 210 square meters. Under current market conditions, we expect that the price of the apartment units to be approximately RMB3,880 ($616) per square meter, subject to market conditions. The units when sold will be unfurnished. Hua Hui began pre-completion marketing efforts in the mid-calendar 2010. In this regard, Hua Hui currently maintains limited Project advertisements in the Changde airport and the Changde Morning newspapers and also maintains an outdoor billboard on the main street of Changde City which displays the Project. Hua Hui also advertises the Project from time to time in the Changde TV and radio markets. Finally, Hua Hui has printed sales brochures, has hosted potential buyers, implemented a text messaging program to potential buyers, and completed a website for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. We expect to play an active role in Hua Hui’s future marketing plans. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Changde Hui Hua will act as the sales agent and is expected to receive a sales commission of not less than 0.5% and not more than 8% of the unit sales price. Changde Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company. However, at the present time, the Company does not have a formal agreement with Changde Hua Hui regarding sales commission or the manner of sale with respect to the units. As of the date of this filing, we have not sold any of the units.

Our estimated working capital budget for the next 12 months is approximately $128,000 which relate principally to costs of our executive offices. This amount is comprised of $47,000 in professional fees, $61,000 in salaries and related personnel costs, and $20,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. In addition, Hua Hui, our majority shareholder, may provide an office to us for free; however, we have not reached an agreement as of the date of this filing. As a result, we have not included rent on our budget. We expect to generate revenues from the sale of the apartment units at the end of calendar year 2013. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total Revenues and Gross Margin

For the three month period ended June 30, 2013, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2012, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the three months ended June 30, 2013, we incurred general and administrative expenses of $21,019 compared with $43,153 for the three months ended June 30, 2012. The decrease in general and administrative expenses is primarily due to decrease in rent expense. The decrease is due to the fact that since December 11, 2012, Hua Hui provides our office space to us at no cost. We also had $898 in depreciation and amortization for the three months ended June 30, 2013 compared with $2,262 for the comparable three months ended June 30, 2012. This was mainly attributed to the decrease in the depreciation of the leasehold improvement, as we moved our office in December 11, 2012. Our loss from operations for the three months ended June 30, 2013 was $21,917 compared to $45,415for the three months ended June 30, 2012. The difference between the periods is due to lower depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the three months ended June 30, 2013 and 2012, respectively is $13,538 and $11,081, which mainly is interest expense related to the loans from Hua Hui. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. We received $30,342 and $65,960 loans from Hua Hui for the three months ended June 30, 2013 and 2012, respectively. Our loan balance in favor of Hua Hui was $1,118,728 and $925,265  as of June 30, 2013 and 2012, respectively.

Net loss

As a result of the foregoing, our net loss was $35,455 for the three months ended June 30, 2013 compared to a net loss of $56,496 for the three months ended June 30, 2012. The difference is due to the reasons discussed above.

Comprehensive loss

During three months ended June 30, 2013, we had a foreign currency translation loss of $14,483 compared with a gain of $4,029 for the three months ended June 30, 2012. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $49,938 for the three months ended June 30, 2013 compared with a total comprehensive loss of $52,467 for the comparable three months ended June 30, 2012.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Total Revenues and Gross Margin

For the six month period ended June 30, 2013, we were waiting on the completion of the Project, and as a result, we had no revenues from operations or gross margins. During the comparable period in 2012, we had no revenues and related expenses from our consulting business due to the general slowdown in economic activity in the PRC during such period.

Loss from Operations

During the nine months ended June 30, 2013, we incurred general and administrative expenses of $90,795 compared with $153,220 for the nine months ended June 30, 2012. The decrease in general and administrative expenses is primarily due to decrease in rent expense and staff headcount. The decrease in rent expense is due to the fact that since December 11, 2012, Hua Hui provides our office space to us at no cost. We also had $12,209 in depreciation and amortization for the nine months ended June 30, 2013 compared with $6,784 or the comparable nine months ended June 30, 2012. This was mainly attributed to the increase in the depreciation of the leasehold improvement, as we moved our office in December 11, 2012. Our loss from operations for the nine months ended June 30, 2013 was $103,004 compared to $160,004 for the nine months ended June 30, 2012. The difference between the periods is due to higher depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the nine months ended June 30, 2013 and 2012, respectively is $39,173 and $30,662, which mainly is the interest expense related to the loans from Hua Hui for the respective periods. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. We received $121,268and $191,267in loans from Hua Hui for the nine months ended June 30, 2013 and 2012, respectively. Our loan balance in favor of Hua Hui was $1,118,728 and $925,265  as of June 30, 2013 and 2012, respectively.

Net loss

As a result of the foregoing, our net loss was $142,117 for the nine months ended June 30, 2013 compared to a net loss of $190,666  for the nine months ended June 30, 2012. The difference is due to the reasons discussed above.

Comprehensive loss

During nine months ended June 30, 2013, we had a foreign currency translation loss of $26,074 compared with a loss of $2,954 for the nine months ended June 30, 2012. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $168,251 for the nine months ended June 30, 2013 compared with a total comprehensive loss of $193,620 for the comparable nine months ended June 30, 2012.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(89,383)	$(173,869)
Net cash provided by financing activities	$121,268	$191,267
Effect of exchange rate fluctuations on cash and cash equivalents	$(26,228)	$(3,085)
Net increase/(decrease) in cash and cash equivalents	$5,657	$14,313
Cash and cash equivalents (closing balance)	$6,568	$20,680

The net cash used in operating activities for the nine months ended June 30, 2013 was $89,383 compared with net cash used in operating activities of $173,869 for the nine months ended June 30, 2012. The difference of $84,486 is primarily due to the reduction of other receivables, as we collected the security deposit for the office lease terminated in December 2012, the decrease in net loss, and the increase of finance cost during the nine months ended June 30, 2013.

The net cash used in investing activities for the nine months ended June 30, 2013 and 2012 was $0.

The net cash provided by financing activities for the nine months ended June 30, 2013 was $121,268 compared with net cash provided by financing activities of $191,267for the nine months ended June 30, 2012. The difference of $69,999 is mainly due to the decrease of loan from related parties during the nine months ended June 30, 2013.

The effect of the exchange rate on cash was a loss of $26,228 for the nine months ended June 30, 2013, compared with a loss of $3,085 for the nine months ended June 30, 2012. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the nine months ended June 30, 2013 and 2012 is due to the reasons mentioned above.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. As discussed herein, we anticipate that we will generate sales from the Project commencing at the end of calendar year 2013. However, we nonetheless have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of June 30, 2013, the amount due to Redrock is $100,281, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $1,118,728 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

We expect to generate revenues from the sale of the apartment units at the end of calendar year 2013. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the six months ended June 30, 2013. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information regarding recently issued accounting pronouncements is included in Note 2 to our consolidated financial statements for the nine months ended June 30, 2013.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the nine months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: August 9, 2013	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer