Form 10-K
period 2013-09-30
China Grand Resorts, Inc.
filed 2013-12-30
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $33,891.22 as of March 31 2013, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price per share on such date of $0.2 (post split adjusted).

As of September 30, 2013, the registrant had 3,272,311 shares of its common stock outstanding.

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

On July 9, 2009, we entered into an agreement with Redrock Capital Venture Limited (“Redrock”), a BVI company, to satisfy and cancel $223,529 in the outstanding loans in exchange for the issuance of 92,683 shares of our common stock. Ms. Yang Lan is the majority shareholder of Redrock. She is also the controlling shareholder of Her Village Limited, one of our largest shareholders as of such date. Ms. Yang Lan is the beneficial holder of approximately 5.8% of our outstanding common stock.

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights (described herein below) to 10,000 square meters to a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex located in the city of Changde, Hunan Province (“Project”). The Project is currently under development by Changde Hua Hui Construction Investment Limited (“Changde Hua Hui”), a 99% owned subsidiary of Hua Hui. In exchange, we agreed to issue to Hua Hui subject to certain conditions, a total of 2,774,392 shares of our common stock valued at $2.40 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536, and transferred to Hua Hui certain other Company assets valued at approximately $658,241. These assets consisted of all of our shares of the GlobStream Technology Inc., certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours. On September 8, 2009, we issued 832,318 shares of our common stock to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us, the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which was initially expected to occur at or near the end of calendar 2010. The construction of the Project is approximately 95% completed as of the date hereof and is expected to be completed in the second quarter of calendar year 2014. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s). Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% of the Company’s outstanding shares.

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

Our Current Business Strategy

General

Hua Hui and its affiliates, including Changde Hua Hui, are a PRC real estate construction and development group that specializes in constructing and developing travel, resort, hotel, and apartment properties in popular tourist and other destinations within the PRC. As a result of the transaction with Hua Hui, our new business goal was to become a leading specialty real estate consulting and marketing company for tourism projects in the PRC. Initially, we intend to market the commercial rights to the Project that we received from Hua Hui. We planned on expanding our business by using existing resources and knowhow of our affiliates and other parties to engage in providing consulting and marketing services for real estate developers. However, beginning in late 2009 and continuing through 2013, the PRC State Council adopted a number of initiatives designed to cool a perceived overheated real estate market. As a result, the Company has suspended its plans to engage in consulting and marketing services for real estate developers. Presently, apart from the Project (discussed below), we are evaluating other markets and business opportunities, including subject to market conditions its previously proposed real estate consulting business, however, as of the date of the report, it has not committed to any specific market or business opportunity.

With respect to the Project, Changde Hua Hui performs the actual unit sales. On December 27, 2013, we entered into a commission agreement with Changde Hua Hui. Under the commission agreement, we agree to pay Changde Hua Hui a sales commission of 3% of the unit sales price and we will receive the net proceeds from sale of the apartments. Net proceed means sales price net of project costs, selling expenses, and other expenses directly related to disposal of the apartments. Changde Hua Hui agrees to hold the proceeds from the sale of the apartments, and deliver the net proceeds to us when the amount is fixed or determinable.

The Project

As mentioned above, the Project consists of 10,000 square meters of apartment space in the concerning Building of the Huadun Changde International Hotel’s Apartment Complex, a 17 story building, located in the city of Changde, Hunan Province (“Project”). The Project is currently under construction by Changde Hua Hui. Changde is a popular tourist destination located in China’s central Hunan province. Upon completion, the Complex will consist of a total of 215,000 square meters located on an approximately 3.6 acre piece of land that has access roads on the North, East, and West. The city is accessible by rail and air and is in close proximity to several tourist, scenic, and commercial areas. The Project is in close proximity to several tourist, scenic, and commercial areas. Construction began on June 1, 2009 and was initially expected to be completed on or before December 31, 2010. However, due to change of decoration structure and style, and ineffective communications with the construction contractors, Hua Hui has informed us that the Project is expected to be completed in the second quarter of calendar year 2014. All permits concerning the Project have been acquired from governmental authorities as of the date hereof. We also have acquired the pre-sale permits for the sale of the apartments from the local real estate authority.

The Project when completed will be comprised of a total 128 apartments. The units are expected to range in size from 120 square meters to 160 square meters. Under current market conditions, we expect the average price of the apartment units to be RMB3,880 ($631) per square meter. The units when sold will be unfurnished. We began pre-completion marketing efforts in the mid-calendar 2010. In this regard, we have initiated advertisements in the Changde airport and have an outdoor billboard on the main road of Changde City. In addition, we also have printed sales brochures, advertised in local newspapers and radio stations, visited with potential buyers and commenced website design for the Project. A sales center and several model units with respect to the Project were completed by Hua Hui in late November 2010. Potential buyers can tour then these models to gain appreciation of the design, structure and appearance of the units. We have actively collaborated with Hua Hui with regard to the content of information contained in the outdoor billboard and print media, as well as the design of the sales center. We expect to play an active role in Hua Hui’s future marketing plans. Recently, we also have initiated media marketing for the project. In any pre-completion sale, the amount of the down payment that we will be able to obtain from a buyer is subject to the housing policy of governing real estate authorities. The current policy allows for a down payment ranging from 30% to 50% of the sales price dependent on the property size. As mentioned, Changde Hua Hui acts as the sales agent and is expected to receive a sales commission of 3% of the unit sales price. Hua Hui has informed us that in course of selling the units, it will act in good faith in selling the units and will not act preferentially toward selling its units over the units of the Company.

During the fiscal year end September 30, 2013, we sold 11 units with a total area of 1,742 square meters. These units were sold to residents whose properties were demolished to make space to build our Project. According to the resettlement arrangement with Hua Hui, these residents and the local government, these residents were granted the priority right to buy our apartment units at a discounted price of RMB 2,300, which price was established by the local government. We sold the 11 apartment units at the stated price of RMB 2,300 ($373) per square meter. In connection with these sales, Changde Hua Hui received from the buyers a non-refundable deposit of approximately 30% of the total purchase price. The balance of the purchase price will be paid by the local government as resettlement compensation under the agreement and is due when we complete the property ownership registration process for the buyers. In addition to the sale of 11 units completed in the current fiscal year, we recently completed an additional unit sale, and we expect four other sales to be completed in the near term. The terms of these other transactions are and will be similar to the terms of the prior transactions.  Changde Hua Hui is responsible for the sales of the units and received the deposits from the buyers.

Our working capital budget for the next 12 months is approximately $146,645 which relate principally to costs of our executive offices. This amount is comprised of $57,150 in professional fees, $69,495 in salaries and related personnel costs, and $20,000   in miscellaneous expenses. We will not incur any costs of marketing the Project. In addition, Hua Hui, our majority shareholder, may provide an office located in Beijing to us at no cost; however, we have not reached an agreement as of the date of this filing. As a result, we have not included rent on our budget. We expect to receive proceeds from the sale of the apartment units at the third quarter of calendar year 2014. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

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

Employees

As of September 30, 2013, we had four full-time employees in China and two part-time officers.

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

We have an immediate need for capital and it is likely dilution will result.

As reflected on our audited consolidated balance sheet for the fiscal year ended September 30, 2013 contained herein, we have total current assets of $22,717 and total current liabilities of $1,313,674. In addition, we will need additional capital up to $146,645 for our executive offices expenditures. The timing and amount of our capital requirements will depend on a number of factors, including the terms and conditions of agreements that we have to enter into with Hua Hui or other real estate developers, our initial operational results, with respect to the sale of the Project units, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations will be harmed by such limitations.

We cannot predict whether our new business endeavors will be successful.

In 2009, we changed our business focus to the real estate business in PRC which was a new business endeavor for us. We changed our name to China Grand Resorts Inc. in part to reflect our new business directive. Other than the Project, we have suspended our plans to develop this business, and currently are evaluating other markets and business opportunities. Apart from revenues received from the sale of the Project units, we may have difficulty in developing or managing any other new business. There is a possibility that we have insufficient expertise to engage in these new activities profitably or without incurring significant amounts of development expenses or risk.

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

Along with the economic growth in China, investments in the property sectors have increased significantly in the past few years. In response to concerns over the scale of the increase in property investments, in 2009, the PRC government introduced policies to temper the rapid growth in real estate prices. The PRC government’s restrictive regulations and measures to curtail the overheating of the property sector could limit our access to capital resources or even restrict our business operations with respect to the Project. We cannot be certain that the PRC government will not issue additional and more stringent regulations or measures, which could further slow down property development in China and adversely affect the sale of our apartments.

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

As of September 30, 2013, Beijing Hua Hui Hengye Investment Ltd. owns 84.8% of our outstanding common shares, and as a result exercises significant influence over shareholder actions and controls our company and our affairs, including:

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

The Renminbi is no longer purely linked to the U.S. currency but rather to a basket of currencies (Re: among which the US dollar accounts for a heavy weight) with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of September 30, 2013, the exchange rate was 6.15140 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

Sales of our common stock in the public market or the perception that these sales could occur, could cause the market price of our common stock to decline. As of September 30, 2013, approximately 70,281 shares, or 2.15% of our outstanding shares can be freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or are subject to a pending registration statement. The remaining common stock outstanding as of such date will be available for sale, subject to volume and other restrictions as applicable under Rule 144 under the Securities Act.

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

ITEM 1B. UNRESOLVED SEC COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In December 2009, we relocated our office to a new location in Beijing consisting of 192.70 square meters. The new Beijing office lease is from December 11, 2009 to December 10, 2011 and provides for monthly lease payment of $5,333 with two months period of free rent. In August 2011, we renewed this lease agreement from December 11, 2011 to December 12, 2012. The monthly lease payment is $6,253. On December 12, 2012, we terminated the office lease agreement. Currently, Hua Hui, our majority shareholder, provides an office to us on a month to month basis at no charge to us under an oral arrangement. The leased space is 645 square feet. Hua Hui may charge us in the future; however, if we are required to pay rent, the rent charge would not be a material cost to our operations. We believe our current facilities are adequate for the purposes for which they are currently used and are well maintained. See Note 8 to our audited consolidated financial statements included in this Annual Report for a further discussion of our lease commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 30, 2013, our common stock was quoted on the OTCQB market under the symbol “CGND” and we had approximately 123 shareholders holding 3,272,311 shares of common stock.

The following quotations, as provided by the National Quotation Bureau, represent prices between dealers and do not include retail mark up, markdown or commission. In addition, these quotations do not represent actual transactions. The following table sets forth the high and low closing sales price of our common stock as reported on OTC QB market for the periods indicated:

DATE
	HIGH	LOW
	(USD)
2012
First Quarter	0.20	0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.20
Fourth Quarter	0.20	0.10

2013
First Quarter	0.11	0.0138
Second Quarter	0.11	0.11
Third Quarter	0.11	0.11
Fourth Quarter	0.11	0.11

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 2001, we adopted a stock plan (the “2001 Stock Plan”). Under the terms and conditions of the 2001 Stock Plan, our board of directors is empowered to grant stock options to our employees, consultants, officers and directors of the Company. Additionally, our board of directors has the power to determine, at the time of granting any such options, the vesting provisions and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The 2001 Stock Plan was approved by our shareholders on September 15, 2001. The total number of shares of common stock available under the 2001 Stock Plan may not exceed 100. As of September 30, 2013, no options had been granted under the 2001 Stock Plan.

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

During the three year period prior to December 2007, our principal business was providing marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC. During December 2007 and January 2008, we re-directed our business towards providing mobile phone based services. In January 2008, we divested ourselves of our advertising and marketing business, and in 2009, we divested ourselves of mobile phone based services, which included a sale of one of our companies to Hui Hua in connection with our transaction in 2009.

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

Fiscal Year ended September 30, 2013 Compared to Fiscal Year ended September 30, 2012.

Revenues and Gross Margin

Commencing in 2009, we were developing our new business strategy discussed above. As a result, we had no revenues from operations or gross margin for the year ended September 30, 2013 and the comparable period in 2012.

Loss from Operations

During the year ended September 30, 2013, we incurred general and administrative expenses of $144,142 compared with $214,061 for the year ended September 30, 2012. The decrease in general and administrative expenses is primarily due to reduced overhead at the corporate level. Commencing in 2009, we made an effort to reduce our ongoing overhead expenditures, which includes personnel reductions, due to our reduced operations. We also had $ 13,239 in depreciation and amortization for the year ended September 30, 2013 compared with $9,029 for the comparable year ended September 30, 2012, the difference is due to the increase in the depreciation of the leasehold improvement, as we moved our office in December 11, 2012.  Our loss from operations for the year ended September 30, 2013 was $157,381 compared to $223,090 for the year ended September 30, 2012. The difference between the periods is due to higher depreciation and amortization expenses and the reduction of general and administrative expenses discussed above.

Other (Expense) Income

Other expense for the year ended September 30, 2013 and the corresponding period in 2012 was $53,449 and $42,160, which is principally the interest expense related to the loans from Hua Hui. The increase in interest expense for the current annual period is a result of higher principal loan amounts from Hua Hui for such period.

Loss Before Income Taxes

Our loss from continuing operations was $210,830 for the year ended September 30, 2013 compared to a loss of $265,250 for the year ended September 30, 2012. The difference is due to the reasons discussed above.

Net Loss

As a result of the foregoing, our net loss was $210,830 for the year end September 30, 2013 compared with a loss of $265,250 for the year ended September 30, 2012.

Total Comprehensive Loss

For the year ended September 30, 2013, we had a foreign currency translation loss of $32,278 compared with a loss of $ 861 for the year ended September 30, 2012. The difference is due to the fluctuations of value of the US dollar in comparison to the RMB. As a result, we had a total comprehensive loss of $243,108 for the year ended September 30, 2013 compared with a total comprehensive loss of $266,111 for year ended September 30, 2012.

Liquidity and Capital Resources

Recently, we have financed our operations primarily through cash generated from a mixture of short and long-term loans from affiliates.

The following table summarizes our cash flows for the fiscal years ended September 30, 2013 and September 30, 2012:

	Fiscal Year Ended
	September 30,	September 30,
	2013	2012
	USD	USD
Net cash used in operating activities	(124,714)	(217,105)
Net cash (used in) provided by investing activities
Net cash provided by financing activities	168,482	212,589
Effect of exchange rate fluctuations on cash	(32,571)	(940)
Net increase (decrease) in cash and cash equivalents	11,197	(5,456)

Cash and cash equivalents (closing balance)	12,108	911

The net cash used in operating activities for year ended September 30, 2013 was $(124,714), compared with net cash used in operating activities of $(217,105) for year ended September 30, 2012. The $92,391 difference is due to the reduction of general and administrative expenses discussed above during the year ended September 30, 2012.

The net cash used in the investing activities for the year ended September 30, 2013 was $Nil, compared with net cash provided by investing activities of $Nil, for year ended September 30, 2012.

The net cash provided by financing activities for the year ended September 30, 2013 was $168,482 compared with net cash provided by financing activities of $212,589 for year ended September 30, 2012. There was a difference of $44,107 which is primarily due to the increased shareholder loans during the year ended September 30, 2013.

The effect of the exchange rate on cash was $(32,571) for the year ended September 30, 2013, compared with $ (940) for the year ended September 30, 2012. The difference is due to the fluctuation in foreign currency exchange rate.

The difference in the closing balance of cash and cash equivalent (closing balance) for the year ended September 30, 2013 and 2012 is due to the reasons mentioned above.

Beginning from September 2013, the 10,000 square residential space to which we earned the commercial income rights began to be sold. As of December 30, 2013, 12 units, or approximately 1,893 square meters were sold. The total sales price is approximately $707,935 (RMB4,354,797). The commercial income rights discussed above means we will receive the net proceeds from sale of the apartments. Net proceed means sales price net of project costs, selling expenses, and other expenses directly related to disposal of the apartments. Project costs are “costs clearly associated with acquisition, development, and construction of a real estate project.” As defined in ASC 970-605-20. In China, after a real estate project is substantially completed, a real estate development company must submit a “project cost report” to the local government for approval. A real estate development must book the project costs based on the amount approved by the local government. Because the Project has not been completed and the project costs has not been finalized and approved by the local government, we can not determine the net proceed amount as of the date of this report. Changde Hua Hui agrees to hold the proceeds from sale of the apartments, and deliver the net proceeds to us when the amount is fixed or determinable. We expect to receive portion of the net proceeds in the near future.

Capital Requirements For The Next 12 Months

We continue to experience significant losses from operations. As discussed below, we anticipate that we will generate sales from the Project commencing at the second quarter of calendar year 2014. However, nonetheless, we have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder, or Redrock Capital Venture Limited (“Redrock”). From June 2009 through December 2009, we received loans from Redrock for working capital purposes. The loans are unsecured, due on demand, and without formal written loan agreements. The loans amounted to $100,280 as of December 31, 2009 and remained the same amount as of September 30, 2013. Redrock is currently a minority shareholder of the Company. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $1,180,232 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

Our capital budget for the next 12 months is as follows:

$146,645 for our executive offices expenditures, which includes $69,495 in salaries and related costs of personnel, $57,150 in professional fees, and $ 20,000 in miscellaneous office expenditures.

We expect to generate revenues from the sale of the apartment units at the second quarter of calendar year 2014. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

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

Revenue Recognition

In accordance with FASB ASC 605, "Revenue Recognition", we recognize revenue when the earnings process is complete, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

INCOME TAXES

We account for income taxes under ASC No 740, "Income Taxes," as described in Note 10 to our audited consolidated financial statements included in this Annual Report. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase our income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to our income in the period such determination is made. We record income tax expense on our taxable income using the balance sheet liability method at the effective rate applicable in China in our consolidated statements of operations and comprehensive loss. There is no income tax expenses in 2013 and 2012 due to net loss occurred.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

There is no change in our internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, position and term of office for each our executive officers and directors.

NAME	AGE	POSITION	DATE POSITION FIRST HELD

Menghua Liu	45	Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director	August 7, 2009
Xiangyang Liu	44	Director	September 25, 2009
Yanhong Deng	34	Director	September 25, 2009

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

Our Board of Directors consists of Mr. Menghua Liu, Mr. Xiangyang Liu, and Ms Yanhong Deng, and none of the members have been determined by us to be independent directors within the meaning of the independent director guidelines of the New York Stock Exchange Rules. We do not have a nominating, compensation or audit committee or committees performing similar functions nor a written nominating, compensation or audit committee charter due to the limited size of our Board of Directors. As a result, the entire Board of Directors reviews executive compensation, audit, and nominating decisions. We believe that the real estate background of each of our directors led us to the conclusion that each party should serve as a director of the Company.

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

The Company believes that for the year ended September 30, 2013, all Section 16(a) filing requirements applicable to our reporting persons were met. The Company believes that its current officers and largest shareholder will seek to comply timely with all future reporting under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Totals
				Awards	Awards
		($)	($)	($)	($)	($)	($)	($)	($)
Menghua Liu, Chairman, Chief Executive Officer, acting Chief Financial Officer (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1) Menghua Liu serves as our Chairman, Chief Executive Officer. The Company and Mr. Liu initially reached an oral agreement pursuant to which Mr. Liu will receive an annual salary of $50,000 per annum for fiscal years 2012, pro rated, and 2013, however, for fiscal years 2012 and 2013, Mr. Liu has agreed to waive his salary.

Except as stated above, for the fiscal period ended September 30, 2013, we had no employment agreements, arrangements, or obligations with our officers, and we do not have any other form of compensation payable to our officers or directors, including any stock option plans, stock appreciation rights, retirement plans, or long term incentive plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2013, the number and percentage of the 3,272,311 outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

On August 1, 2009, we entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Lt. (“Hua Hui”), an unaffiliated PRC company. The terms and provisions of the Agreement are described elsewhere in this Report. As result of the transaction, Hua Hui is deemed the beneficial owner of 84.8% of our outstanding shares. As mentioned above, Changde Hua Hui will act as the sales agent in connection with the sale of apartment units in the Project. The parties have not agreed on the exact percentage amount of the commission, however, it is expected to be between 0.5% and 8% of the unit sales price.

From June 2009 through December 2009, we received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,280 as of December 31, 2009 and remained the same amount as of September 30, 2013. Redrock is currently a minority shareholder of the Company.

Commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $1,180,232 as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Keith K. Zhen, CPA, our current auditor, for the audit of our annual financial statements and services normally provided by the auditor in connection with statutory and regulatory filings or engagements were $20,000 and $20,000 for the fiscal year ended September 30, 2013 and September 30, 2012, respectively.

Audit-Related Fees

There were no audit-related fees billed by our principal auditor during the fiscal year ended September 30, 2013 and 2012.

Tax Fees

The aggregate fees billed fiscal years ended September 30, 2013 and September 30, 2012 for professional services rendered by the principal auditor for tax compliance, tax advice, and tax planning were all $ Nil.

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

2. Financial Statement Schedules

The Supplemental Schedule of Non-Cash Investing and Financing Activities appears on page F-6 hereof.

3. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation(1)

3.2	Articles of Amendment to Charter(1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

4.1	2001 Stock Plan (4)

14.1	Code of Ethics (5)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.

(2)	Incorporated by reference to our report on Form 8-K filed on October 23, 2009.

(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.

(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GRAND RESORTS, INC.

Date: December 30, 2013	By :/s/Menghua Liu
Menghua Liu, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 30 , 2013	By : /s/Menghua Liu
Menghua Liu, Chairman and Director

Date: December 30 , 2013	By : /s/Xiangyang Liu
Xiangyang Liu, Director

Date: December 30 , 2013	By : /s/ Yanhong Deng
Yanhong Deng, Director

CHINA GRAND RESORTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CHINA GRAND RESORTS, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of China Grand Resorts, Inc. and Subsidiaries. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended September 30, 2013. China Grand Resorts, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b), the Company has incurred losses from operations for the years ended September 30, 2013 and 2012, and has an accumulated deficit and negative working capital as of September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

December 30, 2013

CHINA GRAND RESORTS, INC.

CONSOLIDATED BALANCE SHEETS
(IN U.S. DOLLARS)

	As of September 30,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$12,108	$911
Other receivables	10,609	10,500
Total current assets	22,717	11,411

Property and equipment, net (Note 4)	2,818	15,764
Security deposit	-	19,147
Total Assets	$25,535	$46,322

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Other payables (Note 5)	$33,161	$32,801
Loan from related parties (Note 6)	1,280,513	1,058,552
Total Current liabilities	1,313,674	1.091.353
Total Liabilities	1,313,674	1.091.353

Commitment and contingencies

Stockholders' Deficiency
Common stock, $0.001 par value, authorized 1,750,000,000 shares, 3,272,311and 3,272,811 shares issued and outstanding as of September 30, 2012 and 2011, respectively	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,389,594)	(11,178,764)
Accumulated other comprehensive income	(857)	31,421
Total Stockholders' Deficiency	(1,288,139)	(1,045,031)
Total Liabilities and Stockholders’deficiency	$25,535	$46,322

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN U.S. DOLLARS)

	For the Years Ended
	September 30,
	2013	2012

Revenue
Consulting revenue	$-	$-
Cost of consulting revenue	-	-
Gross Profit	-	-

Operating expenses
General and administrative expenses	144,142	214,061
Depreciation and amortization	13,239	9,029
Total Operating Expense	157,381	223,090
Operating loss	(157,381)	(223,090)

Other(expenses)income
Interest income	30	59
Interest expenses	(53,479)	(42,219)
Other (expenses) income	-	-
Total other (expenses) income, net	(53,449)	(42,160)
Loss before income taxes	(210,830)	(265,250)
Income tax expense	-	-
Net loss	$(210,830)	$(265,250)
Effects of foreign currency conversion	(32,278)	(861)
comprehensive income/ (loss)	$(243,108)	$(266,111)

Loss per share - basic and diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	3,272,311	3,272,311

See accompanying notes to the consolidated financial statements.

CHINA GRAND RESORTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED SEPTEMBER 30, 2013 and 2012

(IN U.S. DOLLARS)

	Common stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total stockholders’
	Number	Amount	Capital	Deficit	Income (Loss)	deficiency
		$	$	$	$	$
Balance as of October 1, 2011	3,272,311	3,272	10,099,040	(10,913,514)	32,282	(778,920)

Net loss	-	-	-	(265,250)	-	(265,250)

Foreign currency translation adjustment	-	-	-	-	(861)	(861)

Balance as of September 30, 2012	3,272,311	3,272	10,099,040	(11,178,764)	31,421	(1,045,031)

Net loss	-	-	-	(210,830)	-	(210,830)

Foreign currency translation adjustment	-	-	-	-	(32,278)	(32,278)

Balance as of September 30, 2013	3,272,311	3,272	10,099,040	(11,389,594)	(857)	(1,288,139)

See accompanying notes to consolidated financial statements.

CHINA GRAND RESORTS. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN U.S. DOLLARS)

	For the Years ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(210,830)	$(265,250)
Adjustments to reconcile net loss to net cash used in operating activities :

Depreciation and amortization	13,239	9,029
Interest expense for loans from related parties	53,479	42,219
Change in operating assets and liabilities:
Other receivables	(109)	(788)
Security deposit	19,147	(1,954)
Other payables	360	(361)
Net cash used in operating activities	(124,714)	(217,105)

Cash flows from investing activities :
Net cash (used in)provided by investing activities

Cash flows from financing activities :
Repayment to related parties for loans	-	-
Proceeds from related parties’ loans	168,482	212,589

Net cash provided by financing activities	168,482	212,589

Effect of exchange rate fluctuations on cash	(32,571)	(940)

Net increase/(decrease) in cash and cash equivalents	11,197	(5,456)
Cash and cash equivalents at beginning of year	911	6,367
Cash and cash equivalents at end of year	$12,108	$911

Supplemental Disclosures of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

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

Below is the organization chart in existence as of September 30, 2013:

Acquisition of commercial income rights

On August 1, 2009, the Company entered into a subscription and asset sale agreement (the “Agreement”) with Beijing Hua Hui Hengye Investment Ltd. (“Hua Hui”), an unaffiliated PRC company. Hua Hui is a PRC real estate construction and development conglomerate that specializes in constructing and developing travel, resorts, hotels, and apartment properties in popular tourist and other destinations within the PRC. Under the Agreement, we received from Hua Hui the commercial income rights to 10,000 square meters of a 17 story apartment building in the Huadun Changde International Hotel’s Apartment Complex (the “Apartment Complex” ) located in the city of Changde, Hunan Province (“Project”). The Project is developed by Changde Hua Hui Construction Investment Co., Ltd. (“Changde Hua Hui”), a 99.33% owned subsidiary of Hua Hui. Changde Hua Hui agrees to convey to us the commercial income rights to 10,000 square meters of the Project.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(1) DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

(a)

Organization - Continued

Acquisition of commercial income rights - continued

The Apartment Complex consists of a total of 215,000 square meters located on an approximately 3.6 acre piece of land. The Project is comprised of a total 128 apartments, of which we will have the commercial rights to approximately 60 apartments. The commercial income rights means the exclusive right to own and/or receive any and all income and proceeds derived from these apartments. The commercial income rights to 10,000 square meters were valued at approximately $8,777,000 by an independent valuation firm and we agreed to pay a total of $7,317,000 as consideration. In exchange, we agreed to issue to Hua Hui, 2,774,392 shares of our common stock valued at $2.4 per share (the closing price of the Company’s common stock on the transaction date, August 1, 2009 after giving effect of 20 for 1 reverse split) for a total stock value of $6,658,536 and transferred to Hua Hui certain other Company assets valued at $658,241. These assets consisted of all of our shares of the GlobStream, certain assets of both Sun New Media Transaction Services Limited and China Focus Channel Development Co., Ltd, and other miscellaneous assets of ours.

On September 8, 2009, we satisfied the issuance of the 2,774,392 shares by issuing 832,318 shares to Wise Gold Investment Ltd., a British Virgin Island company acting on behalf of Hua Hui. On that same date, we also issued 1,942,074 shares of common stock to Blossom Grow Holdings Limited, a British Virgin Island company, as escrow agent under an escrow agreement by and among us the escrow agent, and Hua Hui. The escrow agent will hold the escrow shares pending completion of the Project which is expected to occur at or near the end of calendar 2010. If the escrow agent receives written instructions from the Company that the Project is completed in accordance with the terms of the Agreement, the escrow agent will release the escrow shares to Hua Hui. However, if after the projected completion date, the Project has not been completed, the escrow shares will continue to be held at escrow for one year. If after one year, the project still has not been completed, then the Company and Hua Hui will negotiate an agreement to deal with the escrow shares. On December 5, 2011 and September 2, 2012, the Company entered into Supplemental Agreements with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2013. Due to change of decoration structure and style, and the ineffective communications with the construction contractors, Hua Hui has informed us that the Project is expected to be completed during the second quarter of calendar year 2014. On December 2, 2013, the Company entered into another Supplemental Agreement with Hua Hui and Blossom Grow Holdings Limited, pursuant to which, the escrow agent will hold the escrow shares to August 31 2014. All permits concerning the Project have been acquired from governmental authorities, and the construction of the Project is 95% completed as the date of this report. During the escrow period, Hua Hui will be able to vote such shares provided it has reached an agreement with us on such matter(s).  Otherwise, the escrow agent will not vote on such matter(s). As a result, Hua Hui and Mr. Menghua Liu, Hua Hui’s Chairman and majority shareholder and the Company’s Chairman and Chief Executive Office, are deemed the beneficial owner of such shares. After giving effect to the transaction, Hua Hui became the Company’s majority shareholder and beneficially owns approximately 84.8% Company’s outstanding shares.

With respect to the 10,000 square meters residential space, Changde Hua Hui performs the actual unit sales. We agree to pay Changde Hua Hui a sales commission of 3% of the unit sales price. As of September 30, 2013, 11 units, or approximately 1,742 square meters residential space have been sold. The total sales price is approximately $651,496 (RMB 4,007,612). The commercial income rights discussed above means we will receive the net proceeds from sale of the apartments. Net proceed means sales price net of project costs, selling expenses, and other expenses directly related to disposal of the apartments. Project costs are “costs clearly associated with acquisition, development, and construction of a real estate project.” As defined in ASC 970-605-20. In China, after a real estate project is substantially completed, a real estate development company must submit a “project cost report” to the local government for approval.  A real estate development must book the project costs based on the amount approved by the local government. Because the Project has not been completed and the project costs has not been finalized and approved by the local government, we can not determine the net proceed amount as of the date of this report. Changde Hua Hui agrees to hold the proceeds from sale of the apartments, and deliver the net proceeds to us when the amount is fixed or determinable.

Since the Company can not be able to determine the amount of net proceed receivable at the date of this report, and based on ASC 450-30-25-1 “A contingency that might result in a gain usually should not be reflected in the financial statements because to do so might be to recognize revenue before its realization.” And ASC 450-30-50-1 “Adequate disclose should be made of a contingency that might result in a gain, but care shall be exercised to avoid misleading implications as to the likelihood of realization.”, the company discloses the fact of the sale of the apartments, and the amount of the proceed receivable can not be determined at the reporting date.

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

(2) SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation and Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”) and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The consolidated financial statements include the accounts of the Company and its subsidiaries, SNMTS, CFCD and KPH. All inter-company balances and transactions between the entities have been eliminated in consolidation.

Certain amounts in the prior year's consolidated financial statements and notes have been revised to conform to the current year presentation.

In preparing the consolidated financial statements, we evaluated the period from the balance sheet date through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period, except the matter of sale of the apartments disclosed in Note 12.

(b)

Going Concern and Management Plan

As of September 30, 2013, the Company had an accumulated deficit of $11,389,594 and negative working capital of $1,290,957. The Company suffered a loss of $210,830 for the year ended September 30, 2013 and $265,250 for the year ended September 30, 2012. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	2013	2012
Year end exchange rate	RMB6.15140=$1 HK$7.77363= $1	RMB6.3410=$1 HK$7.7537= $1
Average yearly exchange rate	RMB6.24059=$1 HK$7.76759= $1	RMB6.3229=$1 HK$7.7640= $1

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of September 30, 2013 and 2012.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2013 and 2012.

(i)

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of September 30, 2013 and 2012. The income tax rate is 25% for year 2013 and 2012 and there is no income tax expense in 2013 and 2012 due to the net loss occurred.

(j)

Revenue recognition

In accordance with FASB ASC 605, "Revenue Recognition", we recognize revenue when the earnings process is complete, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

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

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the year ended September 30, 2013 and 2012 were $27,720 and $32,868 respectively.

(p)

Recently issued accounting standards

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(3) CONCENTRATION OF CREDIT RISK

As at September 30, 2013 and 2012, approximately 99% of the Company’s cash represented cash balances deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government. Remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

(4) PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	As of September 30,
	2013	2012

Computer software	$1,741	$1,689
Office equipment	21,984	21,327
Leasehold improvement	20,694	20,076
	4,4419	43,092
Less: accumulated depreciation and amortization	(41,601)	(27,328)
	$2,818	$15,764

Depreciation and amortization expenses for the year ended September 30, 2013 and 2012 were $13,239 and $9,029 respectively.

(5) OTHER PAYABLES

Other payables consist of the following:

	As of September 30,
	2013	2012

Professional Fees	$20,000	$20,000
Office expenses	13,161	12,801
Total	$33,161	$32,801

(6) RELATED PARTY TRANSACTIONS

Loan from related parties

	As of September 30,
	2013	2012

Redrock Capital Venture Limited (a)	$100,281	$100,280
Beijing Hua Hui Hengye Investment Limited (b)	1,180,232	958,271
	$1,280,513	$1,058,552

(a)

From June 2009 through December 2009, we received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,280 as of December 31, 2009 and remained the same amount as of September 30, 2013. Redrock is currently a minority shareholder of the Company.

CHINA GRAND RESORTS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(6) RELATED PARTY TRANSACTIONS - CONTINUED

(b)

Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of September 30, 2013, the amount due to Hua Hui is $1,180,232 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The loans that we received from Hua Hui in the year ended September 30, 2013 and September 30, 2012 amounted to $168,482 and $212,589, respectively. The interest accrued for the year ended September 30, 2013 amounted to approximately $53,479 and the effective interest rate of the loans was 5.58%. The interest accrued for the year ended September 30, 2012 amounted to approximately $42,219 and the effective interest rate of the loans was 5.5%.

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

As of September 30, 2013 and 2012, the Company had 3,272,311 and 3,272,311 shares issued and outstanding respectively.

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

As of September 30, 2013, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of September 30, 2013, no options were granted under the Plan.

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

Rental expenses for the year ended September 30, 2013 and 2012 was $15,095 and $75,418 respectively.

CHINA GRAND RESORTS, INC.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(STATED IN US DOLLARS)

(9) LOSS PER SHARE

The following data show the amounts used in computing loss per share and the weighted average number of shares for the year ended September 30, 2013 and September 30, 2012.  As the Company has a loss, presenting diluted net earnings (loss) per share is considered anti-dilutive and not included in the consolidated statement of operations.

	For the Years Ended
	September 30,
	2013	2012
Numerator
Net loss	$(210,830)	$(265,250)

Denominator
Weighted average number of common shares outstanding used in loss per share during the years	3,272,311	3,272,311
Loss per share - basic and diluted	$(0.06)	$(0.08)

(10) INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended September 30, 2013 and 2012. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

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

The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of September 30, 2013 and 2012.

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

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the years ended September 30, 2013 and 2012 are open to examination by the PRC state and local tax authorities.

As of September 30, 2013 and 2012, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

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

(12) SUBSEQUENT EVENT

As of Decemebr 30, 2013, 12 units, or approximately 1,893 square meters were sold. The total sales price is approximately$707,935 (RMB4,354,797). The commercial income rights discussed above means we will receive the net proceeds from sale of the apartments. Net proceed means sales price net of project costs, selling expenses, and other expenses directly related to disposal of the apartments. Project costs are “costs clearly associated with acquisition, development, and construction of a real estate project.” As defined in ASC 970-605-20. In China, after a real estate project is substantially completed, a real estate development company must submit a “project cost report” to the local government for approval.  A real estate development must book the project costs based on the amount approved by the local government. Because the Project has not been completed and the project costs has not been finalized and approved by the local government, we can not determine the net proceed amount as of the date of this report. Changde Hua Hui agrees to hold the proceeds from sale of the apartments, and deliver the net proceeds to us when the amount is fixed or determinable.