Form 10-Q
period 2014-03-31
China Grand Resorts, Inc.
filed 2014-05-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2014: 3,272,311 shares of common stock

CHINA GRAND RESORTS, INC.

FINANCIAL REPORT

AT MARCH 31, 2014 AND SEPTEMBER 30, 2013, AND

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2013

CHINA GRAND RESORTS, INC.

CHINA GRAND RESORTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,356	$12,108
Others receivables	10,565	10,609
Total current assets	22,921	22,717

Property and equipment, net (Note 4)	1,411	2,818
Total Assets	$24,332	$25,535

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Others payable (Note 5)	$17,133	$33,161
Loan from related parties (Note 6)	1,374,357	1,280,513
Total Current Liabilities	1,391,490	1,313,674

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; authorized 1,750,000 shares; 3,272,311 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively	3,272	3,272
Additional paid-in capital	10,099,040	10,099,040
Accumulated deficit	(11,471,428)	(11,389,594)
Accumulated other comprehensive income (loss)	1,958	(857)
Total Shareholders' Equity (Deficit)	(1,367,158)	(1,288,139)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,332	$25,535

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Consulting revenue	$-	$-	$-	$-
Cost of consulting revenue	-	-	-	-
Gross profit	-	-	-	-

Operating Expense
General and administrative expenses	21,765	22,561	50,447	69,776
Depreciation and amortization expenses	492	985	1,410	11,311
Total operating expenses	22,257	23,546	51,857	81,087

Loss from operations	(22,257)	(23,546)	(51,857)	(81,087)

Other Income (Expenses):
Interest income	3	4	8	7
Interest expenses	(15,216)	(13,106)	(29,985)	(25,642)
Other expenses	-	-	-	-
Total other income (expenses)	(15,213)	(13,102)	(29,977)	(25,635)

Loss before income taxes	(37,470)	(36,648)	(81,834)	(106,722)
Provision for income taxes	-	-	-	-
Net Loss	$(37,470)	$(36,648)	$(81,834)	$(106,722)

Effects of foreign currency conversion	10,390	(2,923)	2,815	(11,591)

Comprehensive Loss	$(27,080)	$(39,571)	$(79,019)	$(118,313)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of shares-basic and diluted	3,272,311	3,272,311	3,272,311	3,272,311

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	March 31,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(81,834)	$(106,722)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,410	11,311
Interest expense for loans from related parties	29,985	25,642
Change in operating assets and liabilities
Other receivables	44	19,121
Other payables	(16,028)	(17,852)
Net cash provided by (used in) operating activities	(66,423)	(68,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties' loans	63,859	90,926
Repayment to related parties for loans	-	-
Net cash provided by (used in) financing activities	63,859	90,926

EFFECT OF EXCHANGE RATE CHANGE ON
CASH AND CASH EQUIVALENTS	2,812	(11,698)

NET CHANGES IN CASH AND CASH EQUIVALENTS	248	10,728

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,108	911

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,356	$11,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) during year for:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash financing activities:
Interest expense for loans from related parties	$29,985	$25,642

See accompanying notes to the consolidated financial statements

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On July 1, 2007, the Company acquired 100% interest of SNMTS, a company incorporated in Hong Kong, and its wholly owned subsidiary CFCD, a company incorporated in the People’s Republic of China, from NextMart Inc. for $1. On December 8, 2009, the Company incorporated KPH, a company incorporated in the British Virgin Islands.

Below is the organization chart:

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

(a)

Organization (continued)

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

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION (continued)

Acquisition of commercial income rights

With respect to the 10,000 square meters residential space, Changde Hua Hui performs the actual unit sales. We agree to pay Changde Hua Hui a sales commission of 3% of the unit sales price. As of March 31, 2014, 12 units, or approximately 1,893 square meters were sold. The total sales price is approximately $707,935 (RMB4,354,797). The commercial income rights discussed above means we will receive the net proceeds from sale of the apartments. Net proceed means sales price net of project costs, selling expenses, and other expenses directly related to disposal of the apartments. Project costs are “costs clearly associated with acquisition, development, and construction of a real estate project.” As defined in ASC 970-605-20. In China, after a real estate project is substantially completed, a real estate development company must submit a “project cost report” to the local government for approval.  A real estate development must book the project costs based on the amount approved by the local government. Because the Project has not been completed and the project costs has not been finalized and approved by the local government, we can not determine the net proceed amount as of the date of this report. Changde Hua Hui agrees to hold the proceeds from sale of the apartments, and deliver the net proceeds to us when the amount is fixed or determinable.

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

NOTE 2 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements of China Grand Resorts, Inc. (“CGND”) and its wholly owned subsidiaries including Sun New Media Transaction Service Ltd. (“SNMTS”), China Focus Channel Development Co., Ltd (“CFCD”) and Key Prosper Holdings Limited (“KPH”), defined herein below, collectively referred to as the “Company” or “we" have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with US GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes included in its annual report on Form 10-K for the fiscal year ended September 30, 2013 filed on December 30, 2013. Operating results for the three and six months ended March 31, 2014, are not necessarily indicative of the results that may be expected for longer periods or the entire year.

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

In preparing the consolidated financial statements, we evaluated the period from the balance sheet date through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)

Going Concern and Management Plan

As of March 31, 2014, the Company had an accumulated deficit totaling $11,471,428 and negative working capital $1,368,569.The Company suffered a loss of $81,834 for the six months ended March 31, 2014 and $210,830 for the year ended September 30, 2013. In view of the matters described above, the appropriateness of the going concern basis is dependent upon continuing operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The exchange rates used to translate amounts in RMB and HK$ into U.S. Dollars for the purposes of preparing the consolidated financial statements are as follows:

	2014	2013

March 31,	RMB6.1644=$1	RMB6.2689 = $1
	HK$7.7584= $1	HK$7.7624= $1

Six Months ended	RMB6.12442=$1	RMB6.29156 = $1
March 31,	HK$7.75643= $1	HK$7.75363= $1

There is no assurance that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Based on the Company’s assessment, there have been no events or changes in circumstances that would indicate any impairment of long-lived assets as of March 31, 2014 and 2013.

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

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2014 and 2013.

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)

Income taxes

The Company follows the liability method of accounting for income taxes in accordance with ASC 740 “Income Taxes”. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. The tax loss arising from PRC can be carried forward for five years. Agreed tax losses by respective local tax authorities can be offset against future taxable profits of the respective companies. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. It is uncertain for the Company that the operating result in PRC will have profit and it is more likely than not that the Company will not realize the future benefit. Therefore, there was no deferred tax asset as of Marh 31, 2014 and 2013, respectively.

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

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)

Pension and employee benefits

Full time employees of the Company’s PRC subsidiary participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The PRC labor regulations require the Company to accrue for these benefits based on certain percentages of the employees’ salaries. Cost for the pension and employee benefits for the six months ended March 31, 2014 and 2013 were $13,998 and $10,186, respectively.

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

NOTE 3 – CONCENTRATION OF CREDIT RISK

As at March 31, 2014 and 2013, approximately 99% of the Company’s cash represented cash balances deposited with banks located in the PRC. According to existing PRC laws and regulations, remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government. Remittance of these cash balances out of the PRC is subject to various restrictions imposed by the PRC government.

The Company does not have any off-balance-sheet credit exposure as a result of its customers.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, at cost, less accumulated depreciation:

	March 31,	September 30,
	2014	2013
	(unaudited)
Computer software	$-	$1,741
Office equipment	21,938	21,984
Sub total	21,938	23,725
Less: accumulated depreciation	(20,527)	(20,907)
Total property and equipment, net	$1,411	$2,818

Depreciation and amortization expenses for the six months ended March 31, 2014 and 2013 were $1,410 and $11,311, respectively.

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER PAYABLES

Other payables consist of the following:

	March 31,	September 30,
	2014	2013
	(unaudited)
Professional Fees	$4,000	$20,000
Office expenses	13,133	13,161
Total other payables	$17,133	$33,161

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans from related parties consist of the following:

	March 31,	September 30,
	2014	2013
	(unaudited)
Redrock Capital Venture Limited (a)	$100,281	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,274,076	1,180,232
Total	$1,374,357	$1,280,513

(a)

From June 2009 through December 2009, we received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of March 31, 2014. Redrock is currently a minority shareholder of the Company.

(b)

Commencing in October 2009, we began receiving loans from time to time from Hua Hui, our largest shareholder, for working capital purposes. As of March 31, 2014, the amount due to Hua Hui is $1,274,076 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The loans that we received from Hua Hui in the six months ended March 31, 2014 and 2013 amounted to $63,859 and $90,926, respectively. The interest accrued for the six months ended March 31, 2014 amounted to approximately $29,985 and the effective interest rate of the loans was 5.59%. The interest accrued for the six months ended March 31, 2013 amounted to approximately $25,642 and the effective interest rate of the loans was 5.56%.

NOTE 7 – CAPITAL STOCK

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

As of March 31, 2014 and 2013, the Company had 3,272,311 and 3,272,311 shares issued and outstanding, respectively.

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CAPITAL STOCK (continued)

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

As of March 31, 2014, the Company had 7,782 common stock warrants outstanding.

(c)

2001 stock plan

In 2001, the Board of Directors adopted a Stock Plan (“Plan”). Under the terms and conditions of the Plan, the Board of Directors is empowered to grant stock options to employees, consultants, officers and directors of the Company. Additionally, the Board will determine at the time of granting the vesting provision and whether the options will be qualified as Incentive Stock Options under Section 422 of the Internal Revenue Code (Section 422 provides certain tax advantages to the employee recipients). The Plan was approved by the shareholders of the Company on September 15, 2001. The total number of shares of common stock available under the Plan may not exceed 100. As of March 31, 2014, no options were granted under the Plan.

NOTE 8 – RENTAL EXPENSE

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

Rental expenses for the six months ended March 31, 2014 and 2013 was $0 and $12,790, respectively.

NOTE 9 – INCOME TAXES

The entities within the Company file separate tax returns in the respective tax jurisdictions that they operate.

British Virgin Islands

Key Prosper Holdings Limited incorporated in the British Virgin Islands as exempted company is not subject to any income tax in the British Virgin Islands.

Hong Kong

SNMTS is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the six months ended March 31, 2014 and 2013. However, as SNMTS has not generated any revenue or income, no provision for Hong Kong income tax has been made. As SNMTS has yet commenced operations, the expenses incurred are not deductible and no loss carry forward was thus resulted.

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

PRC

CFCD established in the PRC was subject to the PRC Enterprise Income Tax (“EIT”) at 33% prior to January 1, 2008.

The PRC Enterprise Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises registered in the PRC. The New EIT Law provides a grandfathering on tax holidays which were granted under the then effective tax laws and regulations. The NEW EIT Law also imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. As the PRC subsidiary is loss status, the Company has not provided for withholding taxes of its PRC subsidiary as of March 31, 2014 and 2013.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is 10 years.

There is no state of limitations in the case of tax evasions. Accordingly, the income tax returns of China Grand Resorts, Inc. for the six months ended March 31, 2014 and 2013 are open to examination by the PRC state and local tax authorities.

As of March 31, 2014 and 2013, the Company did not have any significant temporary differences and carry forwards that may result in deferred tax. The Company has analyzed the tax positions taken or expected to be taken in its tax filing and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits. The Company does not anticipate any significant increases or decreases to its liability for unrecognized tax benefits within the next 12 months.

NOTE 10 – NON-MONETARY TRANSACTION

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

CHINA GRAND RESORTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

With respect to the Project, Changde Hua Hui performs the actual unit sales. On December 27, 2013, we entered into a commission agreement with Changde Hua Hui. Under the commission agreement, we agree to pay Changde Hua Hui a sales commission of 3% of the unit sales price and we will receive the net proceeds from sale of the apartments. Net proceeds means the pre-tax sales price net of the proportionate share of project costs attributable to the unit sold, selling expenses, and other expenses directly related to sale of the unit. Changde Hua Hui intends to hold the proceeds from sale of the units, and deliver the net proceeds to us when the final project costs are fixed or determinable.

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

As of May 15, 2014, we have sold 12 units with a total area of approximately 1,893 square meters. These units were sold to residents whose properties were demolished to make space to build our Project. According to the resettlement arrangement with Hua Hui, these residents and the local government, the government granted these residents a priority right to buy our apartment units at a discounted price of RMB 2,300 ($373), which price was established by the local government. We sold the 12 apartment units at the stated price of RMB 2,300 ($373) per square meter (compared to our expected sale price of $631 per square meter). In connection with these sales, Changde Hua Hui received from the buyers a non-refundable deposit of approximately 30% of the total purchase price. The balance of the purchase price will be paid by the local government as resettlement compensation under the agreement and is due when we complete the property ownership registration process for the buyers. This process is expected to be completed in December 2015. In addition to the sale of 12 units completed as of the date of this filing, we expect four sales to other displaced residents to be completed in the near term. The terms of these other transactions are and will be similar to the terms of the prior transactions. Changde Hua Hui is responsible for the sales of the units and received the deposits from the buyers. Changde Hua Hui will pay us the net proceeds from the sale of each unit. Net Proceeds means the pre-tax sales price net of our proportionate share of project costs attributable to the unit sold, selling expenses, and other expenses directly related to disposal of the units. Changde Hua Hui intends to hold the proceeds from sale of the apartments, and deliver the net proceeds to us when the final project costs are fixed or determinable. As of the date of this filing. Changde Hua Hui has not been paid by the government for the balance of the purchase price. It expects to be paid from the government in December 2015.

Our estimated working capital budget for the next 12 months is approximately $147,000 which relate principally to corporate overhead. This amount is comprised of approximately $57,000 in professional fees, $70,000 in salaries and related personnel costs, and $20,000 in miscellaneous expenses. We will not incur any costs of marketing the Project. In addition, Hua Hui, our majority shareholder, may provide an office located in Beijing to us at no cost; however, we have not reached an agreement as of the date of this filing. As a result, we have not included rent on our budget. We expect to generate sales from the Project at the third quarter of calendar year 2014. Thereafter, subject to the foregoing, we believe that revenues from the Project will be sufficient to fund our ongoing working capital needs.

Our business strategies are subject to certain risks and uncertainties, including our ability to raise additional funds in the future. We cannot predict whether we will be successful in any of business strategies. We do not anticipate seasonal fluctuations in our business.

Results of Operations

Unless otherwise indicated, all amounts are in U.S. Dollars.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues and Gross Margin

Commencing in 2009, we began the development of our new business strategy discussed above. Since such time, we had no revenues from operations or gross margin for the three months ended March 31, 2014 and the comparable period in 2013.

Loss from Operations

During the three months ended March 31, 2014, we incurred general and administrative expenses of $21,765 compared with $22,561 for the three months ended March 31, 2013. The decrease in general and administrative expenses is primarily due to decrease in rent expense. Since December 11, 2012, Hua Hui has provided our office space to us at no cost. We also had $492 in depreciation and amortization for the three months ended March 31, 2014 compared with $985 for the comparable three months ended March 31, 2013. This decrease was mainly attributed to the reduction in the depreciation of the leasehold improvement, as we moved our office in December 11, 2012. Our loss from operations for the three months ended March 31, 2014 was $22,257 compared to $23,546 for the three months ended March 31, 2013. The difference between the periods is due to lower depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the three months ended March 31, 2014 and 2013, respectively is $15,213 and $13,102 which mainly is interest expense related to the loans from Hua Hui. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. We received $25,485 and$ 26,678 in loans from Hua Hui for the three months ended March 31, 2014 and 2013, respectively. Our loan balance in favor of Hua Hui was $1,274,076 and $1,074,839 as of March 31, 2014 and 2013, respectively.

Net loss

As a result of the foregoing, our net loss was $37,470 for the three months ended March 31, 2014 compared to a net loss of $36,648 for the three months ended March 31, 2013. The difference is due to the reasons discussed above.

Comprehensive loss

During three months ended March 31, 2014, we had a foreign currency translation gain of $10,390 compared with a loss of $2,923 for the three months ended March 31, 2013. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $27,080 for the three months ended March 31, 2014 compared with a total comprehensive loss of $39,571 for the comparable three months ended March 31, 2013.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenues and Gross Margin

Commencing in 2009, we began the development of our new business strategy discussed above. Since such time, we had no revenues from operations or gross margin for the six months ended March 31, 2014 and the comparable period in 2013.

Loss from Operations

During the six months ended March 31, 2014, we incurred general and administrative expenses of $50,447 compared with $ 69,776for the six months ended March 31, 2013. The decrease in general and administrative expenses is primarily due to decrease in rent expense. Since December 11, 2012, Hua Hui has provided our office space to us at no cost. We also had $1,410 in depreciation and amortization for the six months ended March 31, 2014 compared with $11,311 for the comparable six months ended March 31, 2013. This decrease was mainly attributed to the reduction in the depreciation of the leasehold improvement, as we moved our office in December 11, 2012. Our loss from operations for the six months ended March 31, 2014 was $51,857 compared to $81,087 for the six months ended March 31, 2013. The difference between the periods is due to lower depreciation and amortization expenses and the decrease of general and administrative expenses discussed above.

Other expense

Other expense for the six months ended March 31, 2014 and 2013, respectively is $29,977 and $25,635, which mainly is interest expense related to the loans from Hua Hui. The increase in other expense is a result of higher principal loan amounts from Hua Hui during the current period. We received $63,859 and $90,926 in loans from Hua Hui for the six months ended March 31, 2014 and 2013, respectively. Our loan balance in favor of Hua Hui was $1,274,076 and $1,074,839 as of March 31, 2014 and 2013, respectively.

Net loss

As a result of the foregoing, our net loss was $81,834 for the six months ended March 31, 2014 compared to a net loss of $106,722 for the six months ended March 31, 2013. The difference is due to the reasons discussed above.

Comprehensive loss

During six months ended March 31, 2014, we had a foreign currency translation gain of $2,815 compared with a loss of $11,591 for the six months ended March 31, 2013. The difference is due to fluctuation of value of US dollar against RMB. As a result of all of the issues mentioned above, we had a total comprehensive loss of $79,019 for the six months ended March 31, 2014 compared with a total comprehensive loss of $118,313 for the comparable six months ended March 31, 2013.

Liquidity and Capital Resources

We finance our operations primarily through cash generated from operating activities, a mixture of short and long-term loans (including loans from affiliates) and issuance of common stock.

The following table summarizes our cash flows for the six months ended March 31, 2014 and 2013:

	Six Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(66,432)	$(68,500)
Net cash provided by financing activities	$63,859	$90,926
Effect of exchange rate fluctuations on cash and cash equivalents	$2,812	$(11,698)
Net increase/(decrease) in cash and cash equivalents	$248	$10,728
Cash and cash equivalents (closing balance)	$12,356	$11,639

The net cash used in operating activities for the six months ended March 31, 2014 was negative $66,432 compared with net cash used in operating activities of negative $68,500 for the six months ended March 31, 2013. The difference of $2,068 is primarily due to the reduction of other receivables, as we collected the security deposit for the office lease terminated in December 2012, the decrease in net loss, and the increase of finance cost during the six months ended March 31, 2014.

The net cash used in investing activities for the six months ended March 31, 2014 and 2013 was $0.

The net cash provided by financing activities for the six months ended March 31, 2014 was $63,859 compared with net cash provided by financing activities of $90,926 for the six months ended March 31, 2013. The difference of $27,067 is mainly due to the decrease of loan from related parties during the six months ended March 31, 2014.

The effect of the exchange rate on cash was a gain of $2,812 for the six months ended March 31, 2014, compared with a loss of $11,698 for the six months ended March 31, 2013. The difference is due to fluctuation of value of US dollar against RMB.

The difference between the closing balance of cash and cash equivalents for the six months ended March 31, 2014 and 2013 is due to the reasons mentioned above.

Beginning from September 2013, we began selling the 10,000 square meters of residential space which we obtained the commercial income rights. As of the date of this report, 12 units, or approximately 1,893 square meters were sold. The total sales price is approximately $707,935 (RMB4,354,797). The commercial income rights discussed above means we will receive the net proceeds from sale of the apartments. Net proceeds means sales price net of project costs, selling expenses, and other expenses directly related to disposal of the apartments. Project costs are “costs clearly associated with acquisition, development, and construction of a real estate project.” As defined in ASC 970-605-20. In China, after a real estate project is substantially completed, a real estate development company must submit a “project cost report” to the local government for approval. A real estate development must book the project costs based on the amount approved by the local government. Because the Project has not been completed and the project costs has not been finalized and approved by the local government, we can not determine the net proceed amount as of the date of this report. Changde Hua Hui agrees to hold the proceeds from sale of the apartments, and deliver the net proceeds to us when the amount is fixed or determinable. We expect to receive portion of the net proceeds in the near future.

Capital Requirements for the Next 12 Months

We continue to experience significant losses from operations. As discussed herein, we anticipate that we will generate sales from the Project commencing at the second quarter of calendar year 2014. However, we nonetheless have an immediate need for capital to conduct our new business endeavors as well as our ongoing working capital needs. We anticipate raising capital through additional private placements of our equity securities, and, if available on satisfactory terms, debt financing. It is conceivable that funding of all or part of the budget required above may come from Hua Hui, our largest shareholder, or Redrock Capital Venture Limited, a shareholder. Commencing in June 2009, we began receiving loans from Redrock Capital Venture Limited. As of March 31, 2014, the amount due to Redrock is $100,281, in which the amount is due on demand and bears no interest. In addition, commencing in October 2009, we received loans from Hua Hui, our majority shareholder, in various increments totaling approximately $ as the date of this report. These loans are due on demand and bear interest at the prevailing rate charged by the PRC Central Bank on the payment date.

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

Our estimated capital budget for the next 12 months is as follows:

$147,000 for corporate overhead, which includes approximately $70,000 in salaries and related costs of personnel, $57,000 in professional fees, and $20,000 in miscellaneous office expenditures.

We expect to generate sales from the Project at the third quarter of calendar year 2014. Thereafter, the Company believes that revenues from the Project will be sufficient to support our ongoing capital working needs for the ensuing six to twelve month period. However, our projections are subject to certain risks and uncertainties, including our ability to raise additional funds in the near future. We cannot predict whether we will successful with any of business strategies.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements for the six months ended March 31, 2014. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Information regarding recently issued accounting pronouncements is included in Note 2 to our consolidated financial statements for the six months ended March 31, 2014.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the six months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China Grand Resorts, Inc.

Date: May 15, 2014	By:	/s/Menghua Liu
Menghua Liu Chief Executive Officer and Acting Chief Financial Officer