Form 10-K
period 2014-09-30
China Grand Resorts, Inc.
filed 2017-12-21
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-27246

CHINA GRAND RESORTS, INC.
(Name of Small Business Issuer in its charter)

Nevada	16-0383696
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

20 West Park Avenue, Suite 207, Long Beach, NY 11561

Address of registrant's principal executive offices

(516) 442-1883

Issuer’s telephone number

RM 1901, Reignwood Center

No. 8 Yong’an Dongli Jianguomen Outer Street,

Chaoyang District Beijing, 100022

People’s Republic of China

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒
Emerging Growth Company	☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of December 21, 2017 was approximately $163,615.

At December 21, 2017, there were 33,272,311 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) is required to file reports pursuant to Section 12(g) of the Securities Act of 1934, as amended (the “Securities Act”). This annual report on Form 10-K for the year ended September 30, 2014 (“2014 Annual Report”) is the first periodic report filed by the Company with the Securities and Exchange Commission (“SEC”) since it filed a quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 (the “June 2014 10-Q”) on August 14, 2014. Concurrent with or shortly after the filing of this report with the SEC, the Company is filing the following delinquent periodic reports:

Quarterly report on Form 10-Q for the period ended December 31, 2014

Quarterly report on Form 10-Q for the period ended March 31, 2015

Quarterly report on Form 10-Q for the period ended June 30, 2015

Annual Report on Form 10-K for the year ended September 30, 2015

Quarterly report on Form 10-Q for the period ended December 31, 2015

Quarterly report on Form 10-Q for the period ended March 31, 2016

Quarterly report on Form 10-Q for the period ended June 30, 2016

Annual Report on Form 10-K for the year ended September 30, 2016

The Company is furnishing with this 2014 Annual Report financial statements and related notes for the periods ended September 30, 2013 and 2014. With respect to the financial statements furnished with this report:

•	2013 Financial Statements: The financial statements and related notes for the period ended September 30, 2013 (the “2013 Financial Statements”) were prepared by management of the Company (“Prior Management”) and audited by the Company’s independent accountant as of said date (the “Prior Auditor”) and relate to activity which occurred prior to the date on which current management assumed control of the Company. Current management of the Company has been unable to obtain an audit report relating to the 2013 Financial Statements from the Prior Auditor and the Company is not furnishing with this 2014 Annual Report an audit report of the Prior Auditor to accompany the 2013 Financial Statements. The Company advises readers that an audit report accompanying the 2013 Financial Statements was furnished with the Company’s annual report on Form 10-K for the year ended September 30, 2013 as filed by the Company with the SEC on December 30, 2013.

•	2014 Financial Statements: Our financial statements for the 2014 Fiscal Year have not been audited and we have elected not to furnish with this 2014 Annual Report an audit report from the Company’s current independent accountant. Management takes the position that as of the year ended September 30, 2014 (the “2014 Fiscal Year”), the Company was an “inactive registrant,” as defined in Section 1320.2 of the Financial Reporting Manual prepared by the staff of the Division of Corporation Finance of the SEC updated as of August 25, 2017 (the “Financial Reporting Manual”) because it had gross receipts or expenditures not over $100,000; no purchases, sales or distributions of securities; and no material changes (no bankruptcy, reorganization, etc.) for the twelve months ended September 30, 2014. Section 1320.2 of the Financial Reporting Manual provides that inactive registrants may provide unaudited annual financial statements in Form 10-K and that such annual financial statements do not need to be reviewed by an independent public accountant. We are relying on the guidance provided by Section 1320.2 of the Financial Reporting Manual in making such election.

Concurrent with the filing of this 2014 Annual Report, the Company is filing a current report on Form 8-K to report the engagement of Fruci & Associates II as the Company’s independent registered public accounting firm.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. Examples of forward-looking statements include statements made with respect to our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

History

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business at the time. Effective November 16, 2009, we changed our name to China Grand Resorts, Inc. to more accurately reflect its new business efforts. Commencing in 2002, we acquired and sold a series of subsidiary entities that were incorporated in various foreign jurisdictions, including the People’s Republic of China, or PRC, Macau, Hong Kong and the British Virgin Islands. Through 2009, these subsidiaries engaged in a variety of businesses, including, principally, marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC.

The Company discontinued filing periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after it filed a quarterly report on Form 10-Q for the period ended June 30, 2014 (the “June 2014 10-Q”) on August 14, 2014. As reported in the Company’s annual report on Form 10-K for the year ended September 20, 2013 (the last periodic report filed under the Exchange Act with which the Company furnished audited financial statements) and the June 2014 10-Q, the Company was engaged, through its subsidiaries, in the provision of mobile phone based services in the PRC through Sun New Media Transaction Services Ltd., a Hong Kong corporation, and real estate investment in the PRC through Key Proper Holdings Limited, a British Virgin Islands corporation.

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company, other than documents filed with or furnished to the SEC. The financial statements furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and the Company has been dormant since July 1, 2014.

On April 4, 2016, Bryan Glass was appointed to serve as the custodian of the Company pursuant to an order of the District Court of Clark County Nevada and was authorized to take any action on behalf of the Company for the benefit of the Company and otherwise to reinstate the Company’s corporate existence in Nevada and convene a shareholders’ meeting to elect directors of the Company.

The Company held a shareholders meeting on May 4, 2016 at which Mr. Glass was elected as the sole director of the Company and the shareholders adopted and approved Amended and Restated Articles of Incorporation After Issuance of Stock, a copy of which is furnished as an exhibit to this report. As of the date of this report, Mr. Glass serves as our only director and officer.

On May 6, 2016, the Company entered into a consulting agreement with Mr. Glass pursuant to which the Company retained Mr. Glass to identify, negotiate with and consummate, subject to the approval of the board of directors, a business transaction, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock.

Current Operations and Strategy

The Company currently does not engage in any business operations or generate revenue from any sources. Management has determined to direct its efforts and limited resources to pursue a potential new business opportunity. Management does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

We anticipate that the selection of an appropriate business opportunity will be complex and extremely risky and we cannot assure you that we will be successful in concluding a transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive transaction or cause us to discontinue operations before we enter such a transaction.

We may never realize any revenues or generate any income unless and until we conclude a transaction with an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any business transaction.

Ramifications of Our Blank Check Company and Shell Company Status

At present, we have no revenues, no assets and no specific business plan or purpose. Our business plan is to seek new business opportunities through a merger or acquisition with an unidentified company or an acquisition of assets, which transaction we may refer to as a business transaction. Based upon these conditions, under the Exchange Act, we are deemed to be “blank check” company and a “shell company.” Our status as a blank check company and a shell company will impact our company and shareholders in many ways, some of which are described below

Blank Check Company Status and Securities Offerings

As a blank check company, any offerings of our securities under the Securities Act of 1933, as amended (the “Securities Act”), must comply with Rule 419 promulgated by the SEC under the Securities Act. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, an issuer is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings. Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

Shell Company Status

We are a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 sixty calendar days after the date on which it makes required filings with the SEC disclosing the cessation of its status as shell company, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Entering into a business transaction

General.

A business transaction may involve the acquisition of, or merger with, an operating or development stage company or the acquisition of assets that we will develop into a company.

Our management has not developed a specific plan or process for identifying a business opportunity. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective business opportunity. Moreover, given the wide-ranging variables inherent in our business, management cannot predict when we will effectuate a business transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential business opportunities. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a business transaction, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business. The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of business opportunities.

We intend to source our target opportunities from various internal and external sources. Business opportunities may be brought to our attention from affiliated and unaffiliated sources. Our management may call upon personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a business transaction.

Business opportunities may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to business opportunities in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a business opportunity, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a business opportunity.

We have not established any specific attributes or criteria (financial or otherwise) for prospective business opportunities. In evaluating a prospective business opportunity, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment within the industry; and
•	the costs associated with affecting the business transaction with a particular business opportunity.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a business transaction for any business opportunity. Any evaluation relating to the merits of a particular business transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

Due Diligence Investigation.

In evaluating a prospective business opportunity, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a business transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a business transaction with such a company. We expect that our due diligence may include, among other things, meetings with the target business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a business opportunity candidate before we consummate a business transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

It is unlikely that our management at the time of a business transaction will continue in any material capacity with the Company after the consummation of a business transaction, other than as stockholders.

Our assessment of a business opportunity may not be accurate. If we do not uncover all material information about a business opportunity prior to a business transaction, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a business opportunity and to structure and complete a business transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a business transaction that is not consummated may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the business opportunity. In addition, the structure of any business transaction will be dispositive as to whether stockholder approval of the business transaction is required.

It is likely we will structure a business transaction as either an acquisition of the stock or assets of a target business or a merger of a target business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a business transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the business transaction is structured as an acquisition of a target business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the business transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders’ meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a business transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the parties with which we enter into a business transaction and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

We will seek to structure a business transaction to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free. For example, in order for a stock for stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our stock equal to 80% or more of the voting stock of our Company. Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a business transaction, all or a majority of our Company's management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a business transaction, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Lack of diversification.

We expect that we will be able to consummate a business transaction with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to the persons with which we enter into business transaction in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one business transaction unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that business transactions with multiple operating entities would offer. By consummating a business transaction with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction.

Competition

We expect that in the course of identifying, evaluating and selecting a business opportunity, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business transactions directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business transactions with targets similar to those we expect to pursue.

If we succeed in affecting a business transaction, there will be, in all likelihood, intense competition from competitors within the industry in which we will operate. We cannot currently apprise you of these risks nor can we assure you that, subsequent to a business transaction, we will have the resources or ability to compete effectively.

Smaller Reporting Company

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters. He intends to devote only as much time as he deems necessary to our affairs. The amount of time our officer will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business transaction and the stage of the business transaction process the Company is in. Accordingly, as management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunity and will devote additional time and effort negotiating and processing the business transaction as developments warrant. We do not intend to have any full time employees prior to the consummation of a business transaction.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions. To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or has an interest, rather than offering such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

We maintain our principal executive offices at 20 West Park Avenue, Suite 207, Long Beach, NY 11561, where our chief executive officer maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business transaction, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink Sheets Open Market, under the trading symbol “CGND”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The Pink Sheets Open Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, Pink Sheets Open Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheets Open Market is for all types of companies that are there by reasons of default, distress or design, which is are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the Pink Open Market.

The following table shows the high and low bid prices of our common shares on the OTC Pink Sheets Open Market for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	HIGH	LOW
For the Year Ending September 30, 2013	0.20	0.11
Quarter Ending December 31, 2013	0.11	0.0138
Quarter Ending March 31, 2013	0.11	0.11
Quarter Ending June 30, 2013	0.11	0.11
Quarter Ending September 30, 2013	0.11	0.11
For the Year Ending September 30, 2014	0.11	0.11
Quarter Ending December 31, 2014	0.11	0.11
Quarter Ending March 31, 2014	0.11	0.11
Quarter Ending June 30, 2014	0.11	0.11
Quarter Ending September 30, 2014	0.11	0.11

As of October 14, 2017 (the last day on which a bid price was posted for the common stock), the closing bid price per share was $0.05.

As of April 7, 2016, we had approximately 124 shareholders holding 33,272,311 shares of common stock.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2014.

The 2001 Stock Plan approved by shareholders on September 15, 2001 expired by its terms in 2011 and no options had been granted under the 2001 Stock Plan.

Sale of Unregistered Securities

On May 6, 2016, the Company issued 30 million shares of common stock to Bryan Glass pursuant to the terms of a consulting agreement, as more fully described under Item 13. Certain Relationships and Related Transactions, and Director Independence – Related Party Transactions.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since new management took operational control over the Company in 2016, our management has been engaged in the identification of suitable opportunities for a business transaction; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a business transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective target opportunity. We have not established any specific attributes or criteria (financial or otherwise) for prospective businesses opportunities. There are numerous risks in connection with our current and proposed business plans, including that any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular business opportunity, there can be no assurance that we will properly ascertain or assess all significant risks.

We expect that in connection with any business transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that such transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one business transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to persons who control the business opportunity in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a business opportunity and the consummation of a business transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business transaction that the Company will achieve long-term or immediate short-term earnings. Further, the Company’s financial condition, including current liabilities as of $1,440,424 at September 30, 2014 and $1,313,674 at September 30, 2013, may be a significant impediment to identifying and consummating a business transaction.

Results of Operations

As described elsewhere in this report, the Company discontinued filing periodic reports under the Exchange Act upon the filing of the June 2014 10-Q with the SEC on August 14, 2014. Current management, which assumed control of the Company in April 2016, takes the position that prior management abandoned the Company after August 14, 2014 and that after such date the Company had no business operations or assets and was an “inactive registrant,” as defined in Section 1320.2 of the Financial Reporting Manual prepared by the staff of the Division of Corporation Finance of the SEC updated as of August 25, 2017 (the “Financial Reporting Manual”) because it had gross receipts or expenditures not over $100,000; no purchases, sales or distributions of securities; and no material changes (no bankruptcy, reorganization, etc.) for and as of the close of the 2014 Fiscal Year. Section 1320.2 of the Financial Reporting Manual provides that inactive registrants may provide unaudited annual financial statements in Form 10-K and that such annual financial statements do not need to be reviewed by an independent public accountant. In accordance with the guidance provided by Section 1320.2, the Company has elected not to furnish with this annual report audited financial statements for the fiscal year ended September 30, 2014 and is not furnishing an audit report of the Company’s independent accountant relating to such financial statements.

In addition, the financial information of the Company relating to the fiscal year ended September 30, 2013 was compiled and prepared by prior management and audited by the Company’s independent accountant as of such date (the “Prior Auditor”) and relates to discontinued operations. The Company has been unable to obtain an audit report from the Prior Accountant relating to the financial statements for the fiscal year ended September 30, 2013.

The financial statements furnished with this annual report and the financial information included in the discussion below comparing the results of operations for the fiscal years ended September 30, 2014 and 2013 should be read in light of the foregoing.

Fiscal year ended September 30, 2014 as compared to the year ended September 30, 2013

During the year ended September 30, 2014, the Company generated no revenue, incurred expenses of $76,184 (not including interest charges) and suffered a net operating loss of $138,824 (excluding a loss in the amount of $15,807 from discontinued operations but including charges attributable to interest expenses and losses from foreign currency translation), as compared to the year ended September 30, 2013, in which the Company generated no revenue, incurred expenses of $157,381 (not including interest charges) and suffered a net loss of $243,108 (including charges attributable to interest expenses and losses from foreign currency translation).

Liquidity and Capital Resources

At September 30, 2014, the Company had no assets and total liabilities of $1,440,424, comprising $1,418,268 of loans payable to parties related to prior management (including interest accrued thereon of $198,454) and $22,156 of other payables. At September 30, 2013, the Company had total assets of $25,535 and total liabilities of $1,313,674, comprising $1,280,513 of loans payable to parties related to prior management (including interest accrued thereon of $160,980) and $33,161 of other payables.

Prior to June 2014, the Company funded its operations from the proceeds of loans received from parties related to prior management. The Company has no present sources of capital or liquidity.

At present, the Company has no business operations and no cash resources other than as are provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our management has agreed to provide funding as may be required to pay for professional fees and other administrative expenses of the Company until the Company enters into a business transaction. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise. Any funds advanced by management will be advanced as loans that will bear interest at the rate of 8% per year and which shall mature on the closing of a business transaction.

Over the next twelve months, we expect to incur costs and expenses related to:

●	maintaining our corporate existence, such as annual fees due to the State of Nevada;

●	filing periodic reports under the Exchange Act including filing accounting and legal fees;

●	investigating and analyzing Targets and possibly consummating a business combination.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced to us by management.

Prior to September 30, 2014, the Company had financed its operations primarily through cash generated from a mixture of short and long-term loans from affiliates.

The following table summarizes the Company’s cash flows for the fiscal years ended September 30, 2014 and September 30, 2013:

	Fiscal Years Ended September 30,
	2014	2013
Net cash used in operating activities	(88,702)	(124,714)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	76,594	168,482
Net increase (decrease) in cash and cash equivalents	(12,108)	11,197

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

China Grand Resorts, Inc.

Balance Sheets

	As of September 30,
	2014	2013
	(unaudtited)	(unaudited)
CURRENT ASSETS
Cash	$-	$12,108
Other Receivables	-	10,609
TOTAL CURRENT ASSETS	-	22,717

PROPERTY AND EQUIPMENT, NET	-	2,818

TOTAL ASSETS	$-	$25,535

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	33,161
Accrued Interest on Loans from Related Parties	198,454	160,980
Loan from Related Parties	1,219,814	1,119,533
TOTAL CURRENT LIABILTIES	1,440,424	1,313,674

TOTAL LIABILITIES	1,440,424	1,313,674

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at September 30, 2014 and 2013)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,542,736)	(11,389,594)
Accumulated other comprehensive income	-	(857)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,440,424)	(1,288,139)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$25,535

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the fiscal years ending September 30,
	2014	2013
	(unaudited)	(unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	74,302	144,142
Depreciation Expense	1,882	13,239
Professional Fees	-	-
Total Expense	76,184	157,381
Loss from operations	$(76,184)	$(157,381)

OTHER INCOME/(EXPENSES):
Interest Income	$10	$30
Interest Expense	$(61,161)	$(53,479)
Total Other Net Income/(Expense)	$(61,151)	$(53,449)
Loss Before Income tax	$(137,335)	$(210,830)
Provision for Income Taxes	$-	$-
NET LOSS	$(137,335)	$(210,830)
Effects of Foreign Currency Conversion	$(1,489)	$(32,278)
NET LOSS FROM CONTINUED OPERATIONS	$(138,824)	$(243,108)
NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS:
Loss on Disposition of Assets from Abandoned Company	$(15,807)	$-
NET INCOME FROM DISCONTINUED OPERATIONS	$(15,807)	$-
Net Income/(Loss)	$(154,631)	$(243,108)

Weighted average common shares outstanding	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Continuing Operations	$(0.04)	$(0.06)
Discontinued Operations	$(0.00)	$-
Net Income/(Loss)	$(0.05)	$(0.07)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statement of Stockholders' Equity

For the year ended
September 30, 2014 (Unaudited)
					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity

Balances, September 30, 2013	3,272,311	$3,272	$10,099,040	$(11,389,594)	$(857)	$(1,288,139)
Effects of Foreign Currency Conversion	-	-	-	1,489	1,489	$2,978
Net Loss From Continuing Operations	-	-	-	(138,824)	-	$(138,824)
Loss on Disposition of Assets from Abandoned Company	-	-	-	(15,807)	(632)	$(16,439)
Balances, September 30, 2014	3,272,311	$3,272	$10,099,040	$(11,542,736)	$-	$(1,440,424)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

	For the twelve months ended September 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(138,824)	$(243,108)
Net Loss From Discontinued Operations	$(15,807)	$-

Amortization and Depreciation	$1,882	$13,239
Interest Expense for Loans from Related Parties	$61,161	$53,479
Gain on Write-off of Fixed Assets	$(2,812)	$-
Reduction in Assets from Discontinued Operations	$15,807	$-
Reduction in Accumulated Other Comprehensive Income from Discontinued Operations	$(632)	$-
Effect of Exchange Rate Change on Cash and Cash Equivalents	$1,489	$32,278
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	39	(109)
Security Deposit	0	19,147
Increase (decrease) in Accounts Payable and Other Accruals	(11,005)	360
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(88,702)	(124,714)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Related Party Loan	76,594	168,482
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	76,594	168,482

Effect of rate fluctuations on cash	-	(32,571)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(12,108)	11,197

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	12,108	911

END OF THE PERIOD	$-	$12,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

China Grand Resorts, Inc. (the "Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. After the June 30, 2014 10-Q filing, the management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc. became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is September 30th.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $(11,542,736) and cash used in operations of $88,702 at September 30, 2014.

The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise because of this uncertainty.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of September 30, 2014.

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition- The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all the following criteria are met:

(i)	persuasive evidence of an arrangement exists,

(ii)	the services have been rendered and all required milestones achieved,

(iii)	the sales price is fixed or determinable, and

(iv)	collectability is reasonably assured.

Comprehensive Income (Loss) - The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2014.

Deferred Taxes- The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments- The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2014 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2014.

Stock-Based Compensation- The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities- The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2014.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results are a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance does not apply to lease contracts within the scope of Leases (Topic 840). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which delayed the effective date of the new guidance by one year, which will result in the new guidance being effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively. Early adoption is permitted, but can be no earlier than the original public entity effective date of fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is evaluating the impact of adopting the new guidance on its financial statements, but does not expect the adoption to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern. Until now, the requirement to perform a going concern evaluation existed only in auditing standards. The new guidance requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable as of the evaluation date when determining whether substantial doubt about an entity’s ability to continue as a going concern exists. Management will be required to make this evaluation for both annual and interim reporting periods. The standard states substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2014.

NOTE E—DISCONTINUED OPERATIONS

In September 2014, the Current Assets from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:
Cash	$4,927
Other Receivables	10,570
Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,418,268 as of September 30, 2014.

NOTE F—ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

September 30, 2014
Professional Fees	$2,000
Office Expenses	$20,156
Total	$22,156

NOTE G—RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

September 30, 2014

Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

_________

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of September 30, 2014.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of September 30, 2014, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The loans that have been received from Hua Hui in the nine months ended September 30, 2014 amounted to $76,594. The interest accrued as of September 30, 2014 amounted to approximately $198,454 and the effective interest rate of the loans was 5.59%. Interest accrued for the twelve months ended September 30, 2014 was $61,161. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H—CAPITAL STOCK

The Company is authorized to issue 1,750,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of September 30, 2014 and 2013 were 3,272,311.

NOTE I—INCOME TAX

The Company provides for income taxes under (now included under Accounting Standards Codification (ASC), 740), Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of September 30, 2014 is approximately $138,824 and as of September 30, 2013 is $243,108 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	September 30, 2014	September 30, 2013
Deferred Tax Asset:
NOL Carry Forward	$47,200	$82,657
Valuation Allowance	$(47,200)	$(82,657)
Deferred Tax Asset:	$-	$-

The Company does not currently have any tax returns open for examination.

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE J—MATERIAL EVENT/SUBSEQUENT EVENTS

Amended and Restated Articles of Incorporation

On May 5, 2016, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The principal amendments to the articles of incorporation, as amended through the date of the filing of the Amended and Restated Articles of Incorporation include:

●	a reduction in the number of shares of common stock that the Company is authorized to issue from 1,750,000,000 shares to 100,000,000 shares;

●	the addition of a class of blank check preferred stock and the grant of authority to designate and issue said class of stock to the board of directors; and

●	provisions which require the Company to indemnify its directors and officers to the fullest extent permitted by law.

Related Party Transaction

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock. Mr. Glass has subsequently paid $6,924 on behalf of the Company for the filing and registration fees to the State of Nevada to reinstate the Company to active status.

Amended and Restated Bylaws

On October 24, 2017, the board of directors of the Company adopted Amended and Restated Bylaws to replace the prior bylaws in their entirety. The Amended and Restated Bylaws are intended to reflect the existing status of Nevada corporate law as of the date of their adoption and replace outdated provisions included in the Company’s original bylaws.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Notwithstanding the fact that the Company had no officers or directors as of the conclusion of the fiscal year covered by this annual report, current management surmises that the Company’s internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls. Had the Company’s principal executive officer and principal financial officer performed an evaluation of our ICFR using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992), our ICFR would not have been effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

Current management does not express any opinion as to whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2014 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On May 4, 2016, the Company held a meeting of shareholders at which holders of record of outstanding shares of common stock as of April 7, 2017 were entitled to vote. At the shareholders meeting, the shareholders approved the following actions:

Action	Votes For	Votes Against	Abstentions
Election of Bryan Glass as a director of the Company	30,000,000	0	0
Adoption of Amended and Restated Articles of Incorporation	30,000,000	0	0

On May 5, 2016, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada. The principal amendments to the articles of incorporation, as amended through the date of the filing of the Amended and Restated Articles of Incorporation include:

•	a reduction in the number of shares of common stock that the Company is authorized to issue from 1,750,000,000 shares to 100,000,000 shares;
•	the addition of a class of blank check preferred stock and the grant of authority to designate and issue said class of stock to the board of directors; and
•	provisions which require the Company to indemnify its directors and officers to the fullest extent permitted by law.

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock.

On October 24, 2017, the board of directors of the Company adopted Amended and Restated Bylaws to replace the prior bylaws in their entirety. The Amended and Restated Bylaws are intended to reflect the existing status of Nevada corporate law as of the date of their adoption and replace outdated provisions included in the Company’s original bylaws.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management as of the date of this report:

Name	Age	Title

Bryan Glass	43	President. Chief Executive Officer and Chief Financial Officer

Bryan Glass became a director of the Company on May 4, 2016. Mr. Glass has been involved in the securities industry since 1996. Since early 2012, Mr. Glass has been the President and CEO of Empire State Financial, Inc. a full service FINRA member broker dealer established in 1971. From 2010 to 2012, he worked with Delta Equity Services through which he operated Bryan Glass Securities. From 2006 to 2010, he was a Vice President of Investments at Morgan Stanley. He currently holds the Series 7, 24, 53, 63 and 65 securities licenses.

The term of office of our director expires at the Company's annual meeting of stockholders or until such person’s successor is duly elected and qualified. Our directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Current management is unable to determine if the Company’s directors, officers and principal stockholders were in compliance with the requirements of Section 16(a) during fiscal year ended September 30, 2014.

Code of Ethics.

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

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.

Item 11. Executive Compensation.

Compensation of Executive Officers

During the fiscal year ended September 30, 2014, the Company did not pay to any person compensation in an amount required to be disclosed pursuant to Item 402 of Regulation S-K promulgated under the Securities Act. Current management is not aware of compensation paid by the Company during the 2013 fiscal year in an amount required to be disclosed pursuant to Item 402 of Regulation S-K promulgated under the Securities Act.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Report, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 33,272,311 shares of common stock outstanding as of the date of this report. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Bryan Glass	30,000,000	90.2%
All officers and directors as a group (1 person)	30,000,000	90.2%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company is party to a consulting agreement with Bryan Glass, its sole director and officer, pursuant to which it issued to him 30 million shares of common stock for services to be rendered in connection with identifying and affecting a business transaction.

Since April 4, 2016, the Company has utilized office space provided free of charge by its officer.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. The Company’s sole director would not qualify as “independent” under any recognized definition of that term.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services for the fiscal years ended September 30, 2014 and 2013, which were provided by Keith K. Zhen, CPA, our former auditor:

	2014	2013
Audit Fees	$0	$20,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$0	$20,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of China Grand Resorts, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Articles of Amendment to Charter (1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

3.5	Amended and Restated Articles of Incorporation After Issuance of Stock (6)

3.6	Amended and Restated Bylaws (6)

4.1	2001 Stock Plan (4)

10.1	Consulting Agreement dated May 6, 2017 between the registrant and Bryan Glass (6)

14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

________

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.
(2)	Incorporated by reference to our report on Form 8-K filed on October 23, 2009.
(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.
(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.
(6)	Filed herewith.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2017.

CHINA GRAND RESORTS, INC.

By:	/s/ Bryan Glass
Bryan Glass, President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bryan Glass	Chief Executive Officer, Chief Financial Officer, President, and Director	December 21, 2017
(Principal Executive Officer and Principal Financial Officer)

