Form 10-Q
period 2014-12-31
China Grand Resorts, Inc.
filed 2017-12-21
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 0-27246

CHINA GRAND RESORTS, INC.
(Name of Small Business Issuer in its charter)

Nevada	16-0383696
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

20 West Park Avenue, Suite 207, Long Beach, NY 11561

Address of registrant’s principal executive offices

(516) 442-1883

Issuer’s telephone number

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At December 21, 2017 there were 33,272,311 shares of common stock outstanding.

EXPLANATORY NOTE

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) is required to file reports pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company discontinued filing reports under the Exchange Act after it filed its quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 (the “June 2014 10-Q”) with the Securities and Exchange Commission (“SEC”) on August 14, 2014. After the filing of the June 2014 10-Q, current management of the Company takes the position that prior management of the Company abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been inactive since August 14, 2014. Concurrent with or shortly after the filing of this report, the Company is or will be filing all other delinquent periodic reports for periods through the annual report on Form 10-K for the fiscal year ended September 30, 2016. All financial information relating to periods prior to September 30, 2014 was prepared by prior management and audited or reviewed, as the case may be, by the Company’s independent certifying accountant as of and for such periods and relate to discontinued operations. The financial statements for the period ended December 31, 2014 furnished herewith and the financial statements for the fiscal year ended September 30, 2014 or any other period subsequent thereto, to the extent referenced herein, were reviewed by the Company’s current independent accounting firm.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheet

	As of	As of
	December 31, 2014	September 30, 2014
	(Unaudited)	(Unaudited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	22,156
Accrued Interest on Loans from Related Parties	214,099	198,454
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,456,069	1,440,424

TOTAL LIABILITIES	1,456,069	1,440,424

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at December 31, 2014 and September 30, 2014)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,558,381)	(11,542,736)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,456,069)	(1,440,424)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	28,682
Depreciation Expense	-	918
Professional Fees	-	-
Total Expense	-	29,600
Loss from operations	$-	$(29,600)
OTHER INCOME/(EXPENSES):
Interest Income	-	5
Interest Expense	(15,645)	(14,769)
Total Other Net Income/(Expense)	$(15,645)	$(14,764)
Loss Before Income tax	$(15,645)	$(44,364)
Provision for Income Taxes	-	-
NET LOSS	$(15,645)	$(44,364)
Effects of Foreign Currency Conversion	$-	$(7,575)
NET LOSS FROM CONTINUING OPERATIONS	$(15,645)	$(51,939)

NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS:
Gain on Disposition of Assets/Liabilities from Abandoned Company	$-	$-
NET INCOME FROM DISCONTINUED OPERATIONS	$-	$-
Net Income/(Loss)	$(15,645)	$(51,939)

Weighted average common shares outstanding	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Continuing Operations	$(0.005)	$(0.016)
Discontinued Operations	$-	$-
Net Income/(Loss)	$(0.005)	$(0.016)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(15,645)	$(44,364)
Net Income From Discontinued Operations	-	-

Amortization and Depreciation	-	918
Interest Expense for Loans from Related Parties	15,645	14,769
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	-	358
Increase (decrease) in Accounts Payable and Other Accruals	-	(8,469)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(36,788)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Related Party Loan	-	38,374
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	38,374

Effect of rate fluctuations on cash	-	(7,591)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(6,005)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$12,108

END OF THE PERIOD	$-	$6,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

China Grand Resorts, Inc. (the “Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. After the June 30, 2014 10Q filing, the management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc. became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is September 30th.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,558,381 and cash used in operations of $0 at December 31, 2014.

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

Cash and Cash Equivalents- For purposes of the Statement of Cash Flows and all financial statements, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

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

The Company reported a Foreign Currency Conversion Loss in the amount of $7,575 for the 3 month period ending December 31, 2013. This amount is reported as Effects of Foreign Currency Conversion on the Statement of Operations and is included in the Company’s Net Loss from Continuing Operations amount.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2014.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2014, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2014.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2014.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2014.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued guidance that changes the criteria for reporting a discontinued operation. According to the new guidance, only disposals of a component that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results are a discontinued operation. The new guidance also requires expanded disclosures about discontinued operations and disposals of a significant part of an entity that does not qualify for discontinued operations reporting. The guidance is effective beginning January 1, 2015 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously-issued financial statements. The Company does not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2014.

NOTE E—DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:

Cash	$4,927

Other Receivables	10,570

Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,219,814 as of December 31, 2014.

NOTE F—ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

December 31, 2014

Professional Fees	$2,000

Office Expenses	$20,156

Total	$22,156

NOTE G—RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

December 31, 2014

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

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of December 31, 2014, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of December 31, 2014 amounted to approximately $214,099 and the interest rate of the loans was 5.59%. Interest accrued for the three months ended December 31, 2014 was $15,645. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H—CAPITAL STOCK

The Company is authorized to issue 1,750,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of December 31, 2014 and 2013 were 3,272,311 shares outstanding.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of December 31, 2014 is approximately $15,645 and as of December 31, 2013 is $51,939 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	December 31, 2014	December 31, 2013

NOL Carry Forward	$5,300	$17,660

Valuation Allowance	$(5,300)	$(17,660)

Deferred Tax Asset:	$-	$-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

General Background of the Registrant

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC. The financial statements for the three months ended December 31, 2014 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been dormant since July 1, 2014.

On April 4, 2016, Bryan Glass was appointed to serve as the custodian of the Company pursuant to an order of the District Court of Clark County Nevada and was authorized to take any action on behalf of the Company for the benefit of the Company’s shareholders and otherwise to reinstate the Company’s corporate existence in Nevada and convene a shareholders’ meeting to elect directors of the Company.

The Company held a shareholders meeting on May 4, 2016 at which Mr. Glass was elected as the sole director of the Company and the shareholders adopted and approved Amended and Restated Articles of Incorporation After Issuance of Stock. Thereafter, the board of directors appointed Mr. Glass to serve as the president of the Company. As of the date hereof, Mr. Glass serves as our only director and officer.

On May 6, 2016, the Company entered into a consulting agreement with Mr. Glass pursuant to which the Company retained Mr. Glass to identify, negotiate with and consummate, subject to the approval of the board of directors, a business transaction, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock.

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our existing stockholders;

•

will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

•	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Based on our current business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Our status as a blank check company and a shell company will impact our company and shareholders in many ways, including:

•	the application of Rule 419 to any public offering of securities we may undertake, which could make closing such an offering more difficult than if we were not subject to such rule;

•

the application of the “penny stock” rules to shares of our common stock, which provide for enhanced disclosures by broker-dealers to persons desiring to purchase our stock in the open market, which may diminish demand for our stock in the open market;

•	limitations on the availability of Rule 144 to our shareholders who hold restricted stock, which may render raising capital in private transactions more difficult; and

•	limitations on the availability of Form S-8 to register shares of common stock issuable to our employees and consultants.

Further, the Company’s financial condition, including current liabilities as of $1,456,069 at December 31, 2014 and $1,440,424 at September 30, 2014 (the close of the Company’s immediately preceding fiscal year), may be a significant impediment to identifying and consummating a business transaction.

Our management has broad discretion with respect to identifying and selecting a prospective business opportunity. We have not established any specific attributes or criteria (financial or otherwise) for a business opportunity and we may enter into a business combination with a development stage company, a distressed company or a foreign company engaged in any industry or we may purchase raw assets. Our management has never served in any capacity as management of a development stage public company that has consummated a business transaction such as that contemplated by us. Accordingly, our management may not successfully identify a prospective business opportunity or conclude a business transaction. In addition, our management engages in other business activities and is not obligated to devote any specific number of hours to our matters. Management intends to devote only as much time as it deems necessary to our affairs.

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

We cannot assure you that we will be successful in concluding a business transaction. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that we will achieve long-term or immediate short-term earnings from any business transaction.

Any entity with which we enter into a business transaction will be subject to numerous risks in connection with its operations. To the extent we affect a business transaction with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of such companies. If we consummate a business transaction with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular opportunity, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Our management anticipates that our Company likely will affect only one business transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Our common stock has been subject to quotation on the pink sheets under the symbol “CGND.” There is currently no active trading market in our shares nor do we believe that any active trading market has existed for the last 3 years. There can be no assurance that there will be an active trading market for our securities following the date hereof. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Results of Operations

During the three months ended December 31, 2014, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act after the Company filed the June 2014 10-Q and current management, which assumed control of the Company in April 2016, believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q. Financial information relating to the 2013 period relates to discontinued operations and was prepared by prior management of the Company and reviewed by the Company’s prior independent accountant.

Three months ended December 31, 2014 as compared to the three months ended December 31, 2013

During the three months ended December 31, 2014, the Company did not generate any revenue, did not incur any operating expenses and suffered a net loss of $15,645 (consisting of charges attributable to interest expenses), as compared to the three months ended December 31, 2013, in which the Company had no revenues from operations, incurred operating expenses of $29,600 (consisting of selling, general and administrative expenses and depreciation expenses in connection with discontinued operations) and suffered a net loss of $44,364 and a comprehensive loss of $51,939 (including charges attributable to interest expenses and losses from foreign currency translation).

Liquidity and Capital Resources

At December 31, 2014, the Company had no assets and total current liabilities of $1,456,069, comprising $1,433,913 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables. At September 30, 2014, the Company had no assets and total current liabilities of $1,440,424, comprising $1,418,268 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables.

Prior to June 2014, the Company funded its operations from the proceeds of loans received from parties related to prior management. The Company has no present sources of capital or liquidity.

We do not expect to engage in any substantive activities unless and until such time as we enter into a business transaction, if ever. We are dependent upon interim funding provided by current management to pay the cost associated with being a public company, among other fees and expenses. Our current management has agreed orally to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue stock in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise. Any funds advanced by management will be advanced as loans that will bear interest at the rate of 8% per year and which shall mature on the closing of a business transaction.

During the next twelve months, we anticipate incurring costs related to:

•	maintaining our corporate existence such as annual fees due to the State of Nevada;

•	filing periodic reports under the Exchange Act including filing accounting and legal fees;

•	investigating and analyzing business opportunities and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable operating company, if ever. We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary through the extension of credit advanced to us by management.

The following table summarizes our cash flows for the three months ended December 31, 2014 and 2013:

	Three Months Ended
	December 31	December 31,
	2014	2013
Net cash used in operating activities	-	(36,788)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	-	38,374
Net increase (decrease) in cash and cash equivalents	-	(6.005)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

As of December 31, 2014, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Had there been management in place during the three months ended December 31, 2014 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. As a result of the material weaknesses in the Company’s ICFR, there are increased risks of errors in financial reporting under current operations.

Changes in Internal Controls

Current management does not express any opinion as whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2014 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GRAND RESORTS, INC.

Date: December 21, 2017	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

