Form 10-Q
period 2015-03-31
China Grand Resorts, Inc.
filed 2017-12-21
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At December 21, 2017 there were 33,272,311 shares of common stock outstanding.

EXPLANATORY NOTE

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) is required to file reports pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company discontinued filing reports under the Exchange Act after filing its quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 (the “June 2014 10-Q”) with the Securities and Exchange Commission (“SEC”) on August 14, 2014. After the filing of the June 2014 10-Q, current management of the Company takes the position that prior management of the Company abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been inactive since August 14, 2014. Concurrent with or shortly after the filing of this report, the Company is or will be filing all other delinquent periodic reports for periods through the annual report on Form 10-K for the fiscal year ended September 30, 2016. All financial information relating to periods prior to September 30, 2014 was prepared by prior management and was audited or reviewed, as the case may be, by the Company’s independent certifying accountant as of and for such periods and relates to discontinued operations. The financial statements for the period ended March 31, 2015 furnished herewith and the financial statements for the fiscal year ended September 30, 2014 or any other period subsequent thereto, to the extent referenced herein, were reviewed or audited, as the case may be, by the Company’s current independent accounting firm.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of March 31, 2015 (Unaudited)	As of September 30, 2014 (Unaudited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	22,156
Accrued Interest on Loans from Related Parties	229,744	198,454
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,471,714	1,440,424

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at March 31, 2015 and September 30, 2014)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,574,026)	(11,542,736)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,471,714)	(1,440,424)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	21,765	-	50,447
Depreciation Expense	-	492	-	1,410
Professional Fees	-	-	-	-
Total Expense	-	22,257	-	51,857
Loss from operations	$-	$(22,257)	$-	$(51,857)
OTHER INCOME/(EXPENSES):
Interest Income	-	3	-	8.00
Interest Expense	(15,645)	(15,216)	(31,290)	(29,985)
Total Other Net Income/(Expense)	$(15,645)	$(15,213)	$(31,290)	$(29,977)
Loss Before Income tax	$(15,645)	$(37,470)	$(31,290)	$(81,834)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(15,645)	$(37,470)	$(31,290)	$(81,834)
Effects of Foreign Currency Conversion	-	10,390	-	2,815
NET LOSS FROM CONTINING OPERATIONS	$(15,645)	$(27,080)	$(31,290)	$(79,019)
NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS:
Loss on Disposition of Assets/Liabilities from Abandoned Company	$-	$-	$-	$-
NET INCOME FROM DISCONTINUED OPERATIONS	$-	$-	$-	$-
Net Income/(Loss)	$(15,645)	$(27,080)	$(31,290)	$(79,019)

Weighted average common shares outstanding	3,272,311	3,272,311	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Continuing Operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Discontinued Operations	$-	$-	$-	$-
Net Income/(Loss)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
	2015 (Unaudited)	2014 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(31,290)	$(81,834)

Amortization and Depreciation	-	1,410.00
Interest Expense for Loans from Related Parties	31,290	29,985
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	-	44
Increase (decrease) in Accounts Payable and Other Accruals	-	(16,028)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(66,423)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Related Party Loan	-	63,859
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	63,859

Effects of Foreign Currency Conversion	-	2,812

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	248

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$12,108.00

END OF THE PERIOD	$-	$12,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A – BUSINESS ACTIVITY

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,574,026 and cash used in operations of $0 at March 31, 2015.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation- The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

All adjustments have been made which in the opinion of management are necessary for presentation.

Interim filings should be read in conjunction with the Company’s annual report as of September 30, 2014.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The financial statements above reflect all of the costs of doing business.

Revenue Recognition - The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all the following criteria are met:

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2015.

Deferred Taxes - The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2015 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2015.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Fair Value for Financial Assets and Financial Liabilities - The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2015.

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2015.

NOTE E – DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:
Cash	$4,927
Other Receivables	10,570
Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,219,814 as of March 31, 2015.

NOTE F – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

March 31, 2015
Professional Fees	$2,000
Office Expenses	$20,156
Total	$22,156

NOTE G – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

March 31, 2015

Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of March 31, 2015.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of March 31, 2015, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of March 31, 2015 amounted to approximately $229,744 and the effective interest rate of the loans was 5.59%. Interest accrued for the three and six months ended March 31, 2015 was $15,645 and $31,290, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H – CAPITAL STOCK

The Company is authorized to issue 1,750,000,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of March 31, 2015 and 2014 were 3,272,311 for each period.

NOTE I – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2015 is approximately $31,290 and as of March 31, 2014 is $79,019 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	March 31, 2015	March 31, 2014
NOL Carry Forward	$10,600	$26,800
Valuation Allowance	$(10,600)	$(26,800)
Deferred Tax Asset:	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE J – MATERIAL EVENT/SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to; the time management devotes to identifying a target business; management’s ability to consummate a business combination; the financial condition of the target company with which we may enter a business combination; the effect of existing and future laws; governmental regulations; the political and economic climate of the United States; and conditions in the capital markets. We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC. The financial statements for the three and six months ended March 31, 2015 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been dormant since July 1, 2014.

On April 4, 2016, Bryan Glass was appointed to serve as the custodian of the Company pursuant to an order of the District Court of Clark County Nevada and was authorized to take any action on behalf of the Company for the benefit of the Company and the shareholders and otherwise to reinstate the Company’s corporate existence in Nevada and convene a shareholders’ meeting to elect directors of the Company.

The Company held a shareholders meeting on May 4, 2016 at which Mr. Glass was elected as the sole director of the Company and the shareholders adopted and approved Amended and Restated Articles of Incorporation After Issuance of Stock. As of the date hereof, Mr. Glass, who we refer to as management, serves as our only director and officer.

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

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our existing stockholders;
●

will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will result in the resignation or removal of our present officer and director; and

●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Based on our current business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. We are also a “blank check” company as defined under the Exchange Act because we are a development stage company that is issuing a “penny stock” (as defined under the Exchange Act) and have no specific business plan or purpose other than to merge with an unidentified company or companies. Our status as a blank check company and a shell company will impact our company and shareholders in many ways, including:

●	the application of Rule 419 to any public offering of securities we may undertake, which could make closing such an offering more difficult than if we were not subject to such rule;
●

the application of the “penny stock” rules to shares of our common stock, which provide for enhanced disclosures by broker-dealers to persons desiring to purchase our stock in the open market, which may diminish demand for our stock in the open market;

●	limitations on the availability of Rule 144 to our shareholders who hold restricted stock, which may render raising capital in private transactions more difficult; and
●	limitations on the availability of Form S-8 to register shares of common stock issuable to our employees and consultants.

Further, the Company’s financial condition, including current liabilities as of $1,471,714 at March 31, 2015 and $1,440,424 at September 30, 2014 (the close of the Company’s immediately preceding fiscal year), may be a significant impediment to identifying and consummating a business transaction.

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

Our management anticipates that our Company likely will affect only one business transaction, due primarily to our limited financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

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

Results of Operations

During the three and six months ended March 31, 2015, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act and current management, which assumed control of the Company in April 2016, believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q. Financial information relating to the 2014 period relates to discontinued operations and was prepared by prior management of the Company and reviewed by the Company’s prior independent accountant.

Results of Operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

During the three months ended March 31, 2015, the Company did not generate any revenue, did not incur any operating expenses, and suffered a net loss of $15,646, all of which was attributable to interest expense, as compared to the three months ended March 31, 2014 in which the Company had no revenues from operations, incurred operating expenses of $22,257 (consisting of selling, general and administrative expenses and depreciation expenses in connection with discontinued operations) and suffered a net loss of $27,080 (inclusive of charges attributable to interest expenses and gains from foreign currency translation).

Results of Operations for the six months ended March 31, 2015 as compared to the six months ended March 31, 2014

During the six months ended March 31, 2015, the Company did not engage in any business operations, did not generate any revenue, did not incur any operating expenses and suffered a net loss of $31,290 (all of which were interest expenses), as compared to the six months ended March 31, 2014 in which the Company had no revenues from operations, incurred operating expenses of $51,857 (consisting of selling, general and administrative expenses and depreciation expenses in connection with discontinued operations) and suffered a net loss of $79,019 (including charges attributable to interest expenses and gains from foreign currency translation).

Liquidity and Capital Resources

At March 31, 2015, the Company had no assets and total liabilities of $1,471,714, comprising $1,449,558 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables. At September 30, 2014, the Company had no assets and total liabilities of $1,440,424, comprising $1,418,268 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables.

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

During the next twelve months, we anticipate incurring costs related to:

●	maintaining our corporate existence such as annual fees due to the State of Nevada;
●	filing periodic reports under the Exchange Act including filing accounting and legal fees;
●	investigating and analyzing business opportunities and possibly consummating a business transaction.

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

The following table summarizes our cash flows for the six months ended March 31, 2014 and 2013:

	Six Months Ended
	March 31	March 31,
	2014	2013
Net cash used in operating activities	-	(66,423)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	-	63,859
Net increase (decrease) in cash and cash equivalents	-	248

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

As of March 31, 2015, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Had there been management in place during the three months ended March 31, 2015 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2015 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

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

Changes in Internal Controls

Current management does not express any opinion as to whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

________________

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

