Form 10-Q
period 2015-06-30
China Grand Resorts, Inc.
filed 2017-12-21
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

EXPLANATORY NOTE

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) is required to file reports pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company discontinued filing reports under the Exchange Act after filing its quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 (the “June 2014 10-Q”) with the Securities and Exchange Commission (“SEC”) on August 14, 2014. After the filing of the June 2014 10-Q, current management of the Company takes the position that prior management of the Company abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been inactive since August 14, 2014. Concurrent with or shortly after the filing of this report, the Company is or will be filing all other delinquent periodic reports for periods through the annual report on Form 10-K for the fiscal year ended September 30, 2016. All financial information relating to periods prior to September 30, 2014 was prepared by and is the responsibility of prior management and was audited or reviewed, as the case may be, by the Company’s independent certifying accountant as of and for such periods and relates to discontinued operations. The financial statements for the period ended June 30, 2015 furnished herewith and the financial statements for the fiscal year ended September 30, 2014 or any other period subsequent thereto, to the extent referenced herein, were reviewed or audited, as the case may be, by the Company’s current independent accounting firm.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

(Unaudited)

	As of June 30, 2015 (Unaudited)	As of September 30, 2014 (Unaudited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	22,156
Accrued Interest on Loans from Related Parties	243,454	198,454
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,485,424	1,440,424

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at June 30, 2015 and September 30, 2014)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,587,736)	(11,542,736)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,485,424)	(1,440,424)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2014 (Unaudited)

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	22,853	-	73,300
Depreciation Expense	-	472	-	1,882
Professional Fees	-	-	-	-
Total Expense	-	23,325	-	75,182
Loss from operations	$-	$(23,325)	$-	$(75,182)
OTHER INCOME/(EXPENSES):
Interest Income	-	2.00	-	10.00
Interest Expense	(13,710)	(15,531)	(45,000)	(45,516)
Total Other Net Income/(Expense)	$(13,710)	$(15,529)	$(45,000)	$(45,506)
Loss Before Income tax	$(13,710)	$(38,854)	$(45,000)	$(120,688)
Provision for Income Taxes	-	-	-	-
NET LOSS	$(13,710)	$(38,854)	$(45,000)	$(120,688)
Effects of Foreign Currency Conversion	-	(1,326)	-	1,489
NET LOSS FROM CONTINING OPERATIONS	$(13,710)	$(40,180)	$(45,000)	$(119,199)
NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS:
Gain on Disposition of Assets/Liabilities from Abandoned Company	$-	$-	$-	$-
NET INCOME FROM DISCONTINUED OPERATIONS	$-	$-	$-	$-
Net Income/(Loss)	$(13,710)	$(40,180)	$(45,000)	$(119,199)

Weighted average common shares outstanding	3,272,311	3,272,311	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Continuing Operations	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Discontinued Operations	$-	$-	$-	$-
Net Income/(Loss)	$(0.00)	$(0.01)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2015 (Unaudited)	2014 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(45,000)	$(120,688)
Net Income From Discontinued Operations	$-	$-

Amortization and Depreciation	-	1,882
Interest Expense for Loans from Related Parties	45,000	45,516
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	-	39
Increase (decrease) in Accounts Payable and Other Accruals	-	(12,007)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(85,258)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Related Party Loan	-	76,594
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	76,594

Effects of Foreign Currency Conversion	-	1,483

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(7,181)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$12,108.00

END OF THE PERIOD	$-	$4,927

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,587,736 and cash used in operations of $0 at June 30, 2015.

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

(i)	persuasive evidence of an arrangement exists
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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2015.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2015 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2015.

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2015.

NOTE E – DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:
Cash	$4,927
Other Receivables	10,570
Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,219,814 as of June 30, 2015.

NOTE F – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

June 30, 2015
Professional Fees	$2,000
Office Expenses	$20,156
Total	$22,156

NOTE G – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

June 30, 2015

Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of June 30, 2015.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of June 30, 2015, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of June 30, 2015 amounted to approximately $243,454 and the effective interest rate of the loans was 5.59%. Interest accrued for the three and nine months ended June 30, 2015 was $13,710 and $45,000, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H – CAPITAL STOCK

The Company is authorized to issue 1,750,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of June 30, 2015 and June 30, 2014 were 3,272,311 for each period.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of June 30, 2015 is approximately $45,000 and as of June 30, 2014 is $120,688 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	June 30, 2015	June 30, 2014
NOL Carry Forward	$15,300	$41,000
Valuation Allowance	$(15,300)	$(41,000)
Deferred Tax Asset:	$-	$-

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC. The financial statements for the three and nine months ended June 30, 2015 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been dormant since July 1, 2014.

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

Further, the Company’s financial condition, including current liabilities as of $1,485,424 at June 30, 2015 and $1,440,424 at September 30, 2014 (the close of the Company’s immediately preceding fiscal year), may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

During the three and nine months ended June 30, 2015, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act and current management, which assumed control of the Company in April 2016, believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q. Financial information relating to the 2014 period relates to discontinued operations and was prepared by prior management of the Company and reviewed by the Company’s prior independent accountant.

Results of Operations for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

During the three months ended June 30, 2015, the Company did not generate any revenue, did not incur any operating expenses and suffered a net loss of $13,710 (all of which was attributable to interest expenses), as compared to the three months ended June 30, 2014 in which the Company had no revenues from operations, incurred operating expenses of $23,325 (consisting of selling, general and administrative expenses and depreciation expenses in connection with discontinued operations) and incurred a net loss of $40,180 (including charges attributable to interest expenses and losses from foreign currency translation).

Results of Operations for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014

During the nine months ended June 30, 2015, the Company did not generate any revenue, did not incur any operating expenses and suffered a net loss of $45,000 (all of which was attributable to interest expenses), as compared to the nine months ended June 30, 2014 in which the Company did not generate any revenue, incurred operating expenses of $75,182 (consisting of selling, general and administrative expenses and depreciation expenses in connection with discontinued operations) and suffered a net loss of $119,199 (including charges attributable to interest expenses and gains from foreign currency translation).

Liquidity and Capital Resources

At June 30, 2015, the Company had no assets and total liabilities of $1,485,424, comprising $1,463,268 of loans payable to parties related to prior management and $22,156 of other payables. At September 30, 2014, the Company had no assets and total liabilities of $1,440,424, comprising $1,418,268 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables.

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

The following table summarizes our cash flows for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	June 30,	June 30,
	2014	2013
Net cash used in operating activities	-	(85,258)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	-	76,594
Net increase (decrease) in cash and cash equivalents	-	(7,181)

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

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

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

As of June 30, 2015, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and our internal control over financial reporting. Had there been management in place during the three months ended June 30, 2015 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

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

Changes in Internal Controls

Current management does not express any opinion as whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

