Form 10-K
period 2015-09-30
China Grand Resorts, Inc.
filed 2017-12-22
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At December 21, 2017 there were 33,272,311 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) is required to file reports pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company discontinued filing reports after it filed its quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 (the “June 2014 10-Q”) with the Securities and Exchange Commission (“SEC”) on August 14, 2014. After filing the June 2014 10-Q, current management of the Company, which assumed control of the Company in April 2016, takes the position that prior management of the Company (“Prior Management”) abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company had no assets and has been inactive since August 14, 2014. All financial information relating to periods prior to September 30, 2014 was prepared by Prior Management and was audited or reviewed, as the case may be, by the Company’s independent certifying accountant as of and for such periods (the “Prior Accountant”).

The Company is furnishing with this Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “2015 Annual Report”) financial statements and related notes for the fiscal years ended September 30, 2015 and 2014.

The financial statements and the notes thereto for the fiscal year ended September 30, 2015 have been audited by the Company’s current independent accountant and we are furnishing with this 2015 Annual Report the report of said accountant relating to the financial statements for the period ended September 30, 2015.

The financial statements and the notes thereto for the fiscal year ended September 30, 2014 (the “2014 Fiscal Year”) have not been audited and we have elected not to furnish with this 2015 Annual Report an audit report of the Company’s current independent accountant relating to such financial statements. Management takes the position that as of the end of the 2014 Fiscal Year, the Company was an “inactive registrant,” as defined in Section 1320.2 of the Financial Reporting Manual prepared by the staff of the Division of Corporation Finance of the SEC updated as of August 25, 2017 (the “Financial Reporting Manual”) because it had gross receipts or expenditures not over $100,000; no purchases, sales or distributions of securities; and no material changes (no bankruptcy, reorganization, etc.) for the twelve months ended September 30, 2014. Section 1320.2 of the Financial Reporting Manual provides that inactive registrants may provide unaudited annual financial statements in Form 10-K and that such annual financial statements do not need to be reviewed by an independent public accountant. We are relying on the guidance provided by Section 1320.2 of the Financial Reporting Manual in making such election.

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

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

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

It is likely we will structure a business transaction as either an acquisition of the stock or assets of a target business or a merger of a target business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a business transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the business transaction is structured as an acquisition of a target business’s stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the business transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders’ meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a business transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the parties with which we enter into a business transaction and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

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

It is likely that as part of a business transaction, all or a majority of our Company’s management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

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

The following table shows the high and low bid prices of our common shares on the OTC Pink Sheets Open Market for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	HIGH	LOW
For the Year Ending September 30, 2014
Quarter Ending December 31, 2014	0.11	0.11
Quarter Ending March 31, 2014	0.11	0.11
Quarter Ending June 30, 2014	0.11	0.11
Quarter Ending September 30, 2014	0.11	0.11
For the Year Ending September 30, 2015
Quarter Ending December 31, 2015	0.14	0.14
Quarter Ending March 31, 2015	0.11	0.11
Quarter Ending June 30, 2015	0.13	0.11
Quarter Ending September 30, 2015	0.14	0.13

As of October 14, 2017 (the last day on which a bid price was posted for the common stock), the closing bid price per share was $0.05.

As of April 7, 2017, we had approximately 125 shareholders holding 33,272,311 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2015.

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

Our management has broad discretion with respect to identifying and selecting a prospective business opportunity. We have not established any specific attributes or criteria (financial or otherwise) for prospective business opportunities. There are numerous risks in connection with our current and proposed business plans, including that any business opportunity that is selected may include a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Our management anticipates that the Company likely will be able to affect only one business transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to the persons who control the business opportunity in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a business opportunity and the consummation of a business transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business transaction that the Company will achieve long-term or immediate short-term earnings. Further, the Company’s financial condition, including current liabilities as of $1,498,522 at September 30, 2015 and $1,440,424 at September 30, 2014, may be a significant impediment to identifying and consummating a business transaction.

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

The financial statements furnished with this annual report for the fiscal year ended September 30, 2014 and the financial information included in the discussion below comparing the results of operations for the fiscal years ended September 30, 2015 and 2014 should be read in light of the foregoing.

Fiscal year ended September 30, 2015 as compared to the fiscal year ended September 30, 2014

During the year ended September 30, 2015, the Company did not generate any revenue, did not incur any operating expenses and recorded a net loss of $58,098, consisting exclusively of interest charges, as compared to the year ended September 30, 2014 in which the Company had no revenues from operations, incurred operating expenses of $76,184 (consisting of selling, general and administrative expenses and depreciation expenses in connection with discontinued operations), and suffered a net loss of $137,335 (excluding discontinued operations and including charges attributable to interest expenses and losses from foreign currency translation).

Liquidity and Capital Resources

As of September 30, 2015, the Company had no assets and total current liabilities of $1,498,522, comprising $1,476,366 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables relating to operations prior to June 2014. At September 30, 2014, the Company had no assets and total liabilities of $1,440,424, comprising $1,418,268 of loans payable to parties related to prior management (including accrued interest), and $22,156 of other payables relating to operations prior to June 2014.

Prior to June 2014, the Company funded its operations from the proceeds of loans received from a party related to prior management. The Company has no present sources of capital or liquidity.

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

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;

•	filing periodic reports under the Exchange Act including filing accounting and legal fees;

•	investigating and analyzing business prospects and possibly consummating a transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction from which we generate revenue, if ever. We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced to us by management.

The following table summarizes our cash flows for the fiscal years ended September 30, 2015 and September 30, 2014:

	Fiscal Years Ended September 30,
	2015	2014
Net cash used in operating activities	-	(88,702)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	-	76,594
Net increase (decrease) in cash and cash equivalents	-	(12,108)

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

802 N Washington

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Grand Resorts, Inc.

We have audited the accompanying balance sheet of China Grand Resorts, Inc. as of September 30, 2015 and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2015. China Grand Resort’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Grand Resorts, Inc. as of September 30, 2015, and the results of its operations and its cash flows the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2015 and further discussed in Note B of the accompanying financial statements, the Company had not generated any operating revenue, had no cash on-hand, and had a substantial accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates ll, PLLC
Spokane, WA December 11, 2017

China Grand Resorts, Inc.

Balance Sheets

	As of
	September 30, 2015	September 30, 2014
		(Unaudited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	22,156
Accrued Interest on Loans from Related Parties	256,552	198,454
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,498,522	1,440,424

TOTAL LIABILITIES	1,498,522	1,440,424

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at September 30, 2015 and 2014)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,600,834)	(11,542,736)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,498,522)	(1,440,424)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

China Grand Resorts, Inc.

Statements of Operations

	For the fiscal years ended September 30,
	2015	2014
		(Unaudited)

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	74,302
Depreciation Expense	-	1,882
Professional Fees	-	-
Total Expense	-	76,184
Loss from operations	$-	$(76,184)
OTHER INCOME/(EXPENSES):
Interest Income	$-	$10
Interest Expense	$(58,098)	$(61,161)
Total Other Net Income/(Expense)	$(58,098)	$(61,151)
Loss Before Income tax	$(58,098)	$(137,335)
Provision for Income Taxes	$-	$-
NET LOSS	$(58,098)	$(137,335)
Effects of Foreign Currency Conversion	$-	$(1,489)
NET LOSS FROM CONTINUING OPERATIONS	$(58,098)	$(138,824)
NET INCOME/(LOSS) FROM DISCONTINUED OPERATIONS:
Loss on Disposition of Assets from Abandoned Company	$-	$(15,807)
NET INCOME FROM DISCONTINUED OPERATIONS	$-	$(15,807)
Net Income/(Loss)	$(58,098)	$(154,631)

Weighted average common shares outstanding	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Continuing Operations	$(0.02)	$(0.04)
Discontinued Operations	$-	$(0.00)
Net Income/(Loss)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these financial statements

China Grand Resorts, Inc.

Statement of Stockholders' Equity

					Accumulated
	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total
	Shares	Amount	Capital	Deficit	Income	Equity

Balances, September 30, 2013 (unaudited)	3,272,311	$3,272	$10,099,040	$(11,389,594)	$(857)	$(1,288,139)
Effects of Foreign Currency Conversion	-	-	-	1,489	1,489	$2,978
Net Loss From Continuing Operations	-	-	-	(138,824)	-	$(138,824)
Loss on Disposition of Assets from Abandoned Company	-	-	-	(15,807)	(632)	$(16,439)
Balances, September 30, 2014 (unaudited)	3,272,311	$3,272	$10,099,040	$(11,542,736)	$-	$(1,440,424)
Net Income/(Loss) From Continuing Operations	-	-	-	(58,098)	-	$(58,098)
Balances, September 30, 2015	3,272,311	3,272	10,099,040	(11,600,834)	-	(1,498,522)

The accompanying notes are an integral part of these financial statements

China Grand Resorts, Inc.

Statements of Cash Flows

	For the twelve months ended September 30,
	2015	2014
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(58,098)	$(138,824)
Net Income From Discontinued Operations	$-	$(15,807)

Amortization and Depreciation	-	1,882
Interest Expense for Loans from Related Parties	58,098	61,161
Gain on Write-off of Fixed Assets	-	(2,812)
Reduction in Assets from Discontinued Operations	-	15,807
Reduction in Accumulated Other Comprehensive Income from Discontinued Operations	-	(632)
Effect of Exchange Rate Change on Cash and Cash Equivalents	-	1,489
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	-	39
Increase (decrease) in Accounts Payable and Other Accruals	-	(11,005)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(88,702)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from Related Party Loan	-	76,594
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	76,594

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	(12,108)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$12,108

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

NOTE A—BUSINESS ACTIVITY

China Grand Resorts, Inc. (the “Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. After the September 30, 2014 10Q filing, the management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc. became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is September 30th.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,600,834 and cash used in operations of $0 at September 30, 2015.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2015.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2015 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2015.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2015.

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

NOTE D-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2015.

NOTE E-DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:

Cash	$4,927

Other Receivables	10,570

Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,219,814 for principal and $256,552 for interest as of September 30, 2015.

NOTE F-ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

September 30, 2015
Professional Fees	$2,000

Office Expenses	$20,156

Total	$22,156

NOTE G – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

September 30, 2015

Redrock Capital Venture Limited (a)	$100,281

Beijing Hua Hui Hengye Investment Limited (b)	1,119,533

Total	$1,219,814

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of September 30, 2015.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of September 30, 2015, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of September 30, 2015 amounted to approximately $256,552 and the interest rate of the loans was 4.68%. Interest accrued for the twelve ended September 30, 2015 and 2014 was $58,098 and $61,161, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H-CAPITAL STOCK

The Company is authorized to issue 1,750,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of September 30, 2015 and September 30, 2014 were 3,272,311 for each period.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of September 30, 2015 is approximately $58,098 and as of September 30, 2014 is $138,000 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	September 30, 2015	September 30, 2014

NOL Carry Forward	$19,750	$47,000

Valuation Allowance	$(19,750)	$(47,000)

Deferred Tax Asset:	$-	$-

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

Amended and Restated Bylaws

On October 24, 2017, the board of directors of the Company adopted Amended and Restated Bylaws to replace the prior bylaws in their entirety. The Amended and Restated Bylaws are intended to reflect the existing status of Nevada corporate law as of the date of their adoption and replace outdated provisions included in the Company’s original bylaws..

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Notwithstanding the fact that the Company had no officers or directors as of the conclusion of the fiscal year covered by this annual report, current management surmises that the Company’s internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls. Had the Company’s principal executive officer and principal financial officer performed an evaluation of our ICFR using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013), we believe such evaluation would have demonstrated that our ICFR would not have been effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP, as a result of the weakness in our internal controls including a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

The foregoing material weaknesses in our ICFR continue as of the date of the filing of this report.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Changes in Internal Control over Financial Reporting

Current management does not express any opinion as to whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2015 that would have materially affected, or would have been reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

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

The term of office of our director expires at the Company’s annual meeting of stockholders or until such person’s successor is duly elected and qualified. Our directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Current management is unable to determine if the Company’s directors, officers and principal stockholders were in compliance with the requirements of Section 16(a) during fiscal year ended September 30, 2015.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

During the fiscal year ended September 30, 2015, the Company did not pay to any person compensation in an amount required to be disclosed pursuant to Item 402 of Regulation S-K promulgated under the Securities Act. Current management is not aware of compensation paid by the Company during the 2014 fiscal year in an amount required to be disclosed pursuant to Item 402 of Regulation S-K promulgated under the Securities Act.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services for the fiscal years ended September 30, 2015 and 2014 provided by Fruci & Associates II, PLLC:

	2015	2014
Audit Fees	$5,000	$0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$5,000	$0

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

(b)	Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Articles of Amendment to Charter (1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

3.5	Certificate of Amendment to Articles of Incorporation (6)

3.6	Amended and Restated Bylaws (6)

4.1	2001 Stock Plan (4)

10.1	Consulting Agreement dated May 6, 2016 between the registrant and Bryan Glass (6)

14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

___________

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.
(2)	Incorporated by reference to our report on Form 8-K filed on October 23, 2009.
(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.
(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2014, filed on December 21, 2017.
(7)	Filed herewith.

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2017.

CHINA GRAND RESORTS INC.

By:	/s/ Bryan Glass
Bryan Glass, President and Director
Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bryan Glass	Chief Executive Officer, Chief Financial Officer,	December 21, 2017
President and Director
(Principal Executive Officer and Principal Financial Officer)

