Form 10-Q
period 2015-12-31
China Grand Resorts, Inc.
filed 2018-01-12
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At January 11, 2018 there were 33,272,311 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of
	December 31, 2015 (Unaudited)	September 30, 2015 (Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	22,156
Accrued Interest on Loans from Related Parties	268,726	256,552
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,510,696	1,498,522

TOTAL LIABILITIES	1,510,696	1,498,522

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at December 31, 2015 and September 30, 2015)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,613,008)	(11,600,834)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,510,696)	(1,498,522)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ended
	December 31, 2015	December 31, 2014

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	-
Depreciation Expense	-	-
Professional Fees	-	-
Total Expense	-	-
Loss from operations	$-	$-

OTHER INCOME/(EXPENSES):
Interest Income	-	-
Interest Expense	(12,174)	(15,645)
Total Other Net Income/(Expense)	$(12,174)	$(15,645)
Loss Before Income tax	$(12,174)	$(15,645)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(12,174)	$(15,645)

Weighted average common shares outstanding	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

For the three months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(12,174)	$(15,645)
Net Income From Discontinued Operations	$-	$-

Amortization and Depreciation	-	-
Interest Expense for Loans from Related Parties	12,174	15,645
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	-	-
Increase (decrease) in Accounts Payable and Other Accruals	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM INVESTING ACTIVITIES:	-	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	$-	$-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A – BUSINESS ACTIVITY

China Grand Resorts, Inc. (the “Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. After the September 30, 2014 10-Q filing, the management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc. became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is September 30th.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,613,008 and cash used in operations of $0 at December 31, 2015.

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

Interim filings should be read in conjunction with the Company’s annual report as of September 30, 2015.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2015.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2015, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2015.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2015.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2015.

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2015.

NOTE E – DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:
Cash	$4,927
Other Receivables	10,570
Fixed Assets	942

Current management is going with a conservative approach and will to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,219,814 for principal and $268,726 for interest as of December 31, 2015.

NOTE F – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

December 31, 2015
Professional Fees	$2,000
Office Expenses	$20,156
Total	$22,156

NOTE G – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

December 31, 2015

Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of December 31, 2015.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of December 31, 2015, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of December 31, 2015 amounted to approximately $268,726 and the interest rate of the loans was 4.35%. Interest accrued for the three months ended December 31, 2015 and 2014 was $12,174 and $15,645, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H – CAPITAL STOCK

The Company is authorized to issue 1,750,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of December 31, 2015 and 2014 were 3,272,311.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of December 31, 2015 is approximately $12,174 and as of December 31, 2014 is $15,645 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	December 31, 2015	December 31, 2014
NOL Carry Forward	$4,100	$5,300
Valuation Allowance	$(4,100)	$(5,300)
Deferred Tax Asset:	$-	$-

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

Further, the Company’s financial condition, including current liabilities as of $1,510,696 at December 31, 2015 and $1,498,522 at September 30, 2015, may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

During the three months ended December 31, 2015, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act after the Company filed the June 2014 10-Q and current management believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q.

Results of Operations for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014

During the three months ended December 31, 2015, the Company did not generate any revenue, did not incur any operating expenses, and suffered a net loss of $12,174, consisting exclusively of interest charges on outstanding loans, as compared to the three months ended December 31, 2014, in which the Company did not generate any revenue, did not incur any operating expenses and suffered a net loss of $15,645 (consisting of charges attributable to interest expenses).

Liquidity and Capital Resources

At December 31, 2015, the Company had no assets and total liabilities of $1,510,696, comprising $1,488,540 of loans payable to parties related to prior management (including interest accrued thereon) and $22,156 of other payables. At September 30, 2015, the Company had no assets and total liabilities of $1,498,522, comprising $1,476,658 of loans payable to parties related to prior management (including interest accrued thereon) and $22,156 of other payables.

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

As of December 31, 2015, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Had there been management in place during the three months ended December 31, 2015 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

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

Changes in Internal Controls

Current management does not express any opinion as to whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2015 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.

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

_____________

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

CHINA GRAND RESORTS, INC.

Date: January 12, 2018	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

