Form 10-Q
period 2016-03-31
China Grand Resorts, Inc.
filed 2018-01-12
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of
	March 31, 2016	September 30, 2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,156	22,156
Accrued Interest on Loans from Related Parties	280,900	256,552
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,522,870	1,498,522

TOTAL LIABILITIES	1,522,870	1,498,522

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 1,750,000,000 shares authorized; 3,272,311 shares issued and outstanding at March 31, 2016 and September 30, 2015)	3,272	3,272
Additional Paid in Capital	10,099,040	10,099,040
Accumulated Deficit	(11,625,182)	(11,600,834)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,522,870)	(1,498,522)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	-	-
Depreciation Expense	-	-	-	-
Professional Fees	-	-	-	-
Total Expense	-	-	-	-
Loss from operations	$-	$-	$-	$-
OTHER INCOME/(EXPENSES):
Interest Income	-	-	-	-
Interest Expense	(12,174)	(15,645)	(24,348)	(31,290)
Total Other Net Income/(Expense)	$(12,174)	$(15,645)	$(24,348)	$(31,290)
Loss Before Income tax	$(12,174)	$(15,645)	$(24,348)	$(31,290)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(12,174)	$(15,645)	$(24,348)	$(31,290)

Weighted average common shares outstanding	3,272,311	3,272,311	3,272,311	3,272,311

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

For the six months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss From Continuing Operations	$(24,348)	$(31,290)
Net Income From Discontinued Operations	$-	$-

Amortization and Depreciation	-	-
Interest Expense for Loans from Related Parties	24,348	31,290
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Receivables	-	-
Increase (decrease) in Accounts Payable and Other Accruals	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
CASH FLOW FROM FINANCING ACTIVITIES:	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
CASH FLOW FROM INVESTING ACTIVITIES:	-	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	$-	$-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,625,182 and cash used in operations of $0 at March 31, 2016.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2016.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2016.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2016.

NOTE E – DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Loss on Disposition of Assets from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:
Cash	$4,927
Other Receivables	10,570
Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $22,156 and the amount of Loans from Related Parties outstanding is $1,219,814 principal and $280,900 accrued interest as of March 31, 2016

NOTE F – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

March 31, 2016
Professional Fees	$2,000
Office Expenses	$20,156
Total	$22,156

NOTE G – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

March 31, 2016
Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

_______________

(a)	From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of March 31, 2016.

(b)	Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of March 31, 2016, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of March 31, 2016 amounted to approximately $280,900 and the interest rate of the loans was 4.35%. Interest accrued for the six months ended March 31, 2016 and 2015 was $24,348 and $31,290, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE H – CAPITAL STOCK

The Company is authorized to issue 1,750,000,000 Common Shares at $.001 par value per share. Total issued and outstanding shares as of March 31, 2016 and 2015 were 3,272,311.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2016 is approximately $24,300 and as of March 31, 2015 is $31,200 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	March 31, 2016	March 31, 2015
NOL Carry Forward	$8,262	$10,600
Valuation Allowance	$(8,262)	$(10,600)
Deferred Tax Asset:	$-	$-

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

Related Party Transaction

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock. Mr. Glass has subsequently paid the filing and registration fees to the State of Nevada to reinstate the Company to active status.

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC. The financial statements for the three and six months ended March 31, 2016 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and appropriated all of the Company’s assets as of that date, including its operating subsidiaries, all of which were organized under foreign jurisdictions.

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

Further, the Company’s financial condition, including current liabilities as of $1,522,870 at March 31, 2016 and $1,498,522 at March 31, 2015, may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

During the three and six-month periods ended March 31, 2016, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act after the Company filed the June 2014 10-Q and current management, which assumed control of the Company in April 2016, believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q.

Results of Operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

During the three months ended March 31, 2016, the Company did not generate any revenue, did not incur any operating expenses and suffered a net loss of $12,174, all of which was attributable to interest expenses, as compared to the three months ended March 31, 2015 in which the Company did not generate any revenue, did not incur any operating expenses, and suffered a net loss of $15,645, all of which was attributable to interest expense.

Results of Operations for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015

During the six months ended March 31, 2016, the Company did not generate any revenue, did not incur any expenses and suffered a net loss of $24,348 (all of which were attributable to interest expenses), as compared to the six months ended March 31, 2015 in which the Company did not generate any revenue, did not incur any operating expenses, and suffered a net loss of $31,290 (all of which were attributable to interest expenses).

Liquidity and Capital Resources

At March 31, 2016, the Company had no assets and total liabilities of $1,522,870, comprising $1,500,714 of loans payable to parties related to prior management (including interest accrued thereon) and $22,156 of other payables. At September 30, 2015, the Company had no assets and total liabilities of $1,498,522, comprising $1,476,366 of loans payable to parties related to prior management (including interest accrued thereon) and $22,156 of other payables.

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

As of March 31, 2016, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting. Had there been management in place during the three months ended March 31, 2016 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

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

Changes in Internal Controls

Current management does not express any opinion as whether there were any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
2
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________

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

