Form 10-Q
period 2016-06-30
China Grand Resorts, Inc.
filed 2018-01-12
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of
	June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	21,187	22,156
Accrued Interest on Loans from Related Parties	293,074	256,552
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,534,075	1,498,522

TOTAL LIABILITIES	1,534,075	1,498,522

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at June 30, 2016 and 3,272,000 at September 30, 2015)	33,272	$3,272
Additional Paid in Capital	10,105,964	10,099,040
Accumulated Deficit	(11,673,311)	(11,600,834)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,534,075)	(1,498,522)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	4,281	-	4,281	-
Depreciation Expense	-	-	-	-
Professional Fees	1,674	-	1,674	-
Stock Compensation for Consulting Services	30,000	-	30,000	-
Total Expense	35,955	-	35,955	-
Loss from operations	$(35,955)	$-	$(35,955)	$-
OTHER INCOME/(EXPENSES):
Interest Income	-	-	-	-
Interest Expense	(12,174)	(13,710)	(36,522)	(45,000)
Total Other Net Income/(Expense)	$(12,174)	$(13,710)	$(36,522)	$(45,000)
Loss Before Income tax	(18,129)	(13,710)	(42,477)	(45,000)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(48,129)	$(13,710)	$(72,477)	$(45,000)

Weighted average common shares outstanding	31,294,289	3,272,311	12,578,880	3,272,311

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.0015)	$(0.0042)	$(0.0058)	$(0.0138)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,477)	$(45,000)

Amortization and Depreciation	-	-
Shares issued for Consulting Services	30,000	-
Interest Expense for Loans from Related Parties	36522	45,000
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(969)	-
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,924)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		-
FINANCING ACTIVITIES
Capital Contributions	6,924	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,924	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,673,311 and cash used in operations of $6,924 at June 30, 2016.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2016.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2016.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2016.

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2016.

NOTE E – DISCONTINUED OPERATIONS

In September 2014, the Current Assets were written off from Discontinued Operations due to abandonment by the prior management. A Gain on Disposition of Assets/Liabilities from Abandoned Company has subsequently resulted. A breakdown of the Current Assets is as follows:

Assets:
Cash	$4,927
Other Receivables	10,570
Fixed Assets	942

Current management is going with a conservative approach and will continue to carry the Accounts Payables and the Loans from Related Parties on the Financial Statements until such time as the normal statute of limitations passes for normal trade payables based on legal counsel opinion. The amount of those outstanding Accounts Payables is $21,187 and the amount of Loans from Related Parties outstanding is $1,219,814—principal and $293,074—accrued interest as of June 30, 2016

NOTE F – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

June 30, 2016
Professional Fees	$2,000
Office Expenses	$19,187
Total	$21,187

NOTE G – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

June 30, 2016

Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

______________

(a)	From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of June 30, 2016.

(b)	Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of June 30, 2016, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of June 30, 2016 amounted to approximately $293,074 and the interest rate of the loans was 4.35%. Interest accrued for the nine months ended June 30, 2016 and 2015 was $36,522 and $45,000, respectively.

NOTE H – CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of June 30, 2016 were 33,272,311.

Majority shareholder, Bryan Glass contributed $6,924 for the fees to reinstate the Company. This money is booked as a capital contribution.

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, he Company has net operating loss carry forwards that expire through 2030. The net operating loss as of June 30, 2016 is approximately $72,400 and as of June 30, 2015 is $45,000 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

Deferred Tax Asset:	June 30, 2016	June 30, 2015
NOL Carry Forward	$24,400	$15,300
Valuation Allowance	$(24,400)	$(15,300)
Deferred Tax Asset:	$-	$-

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC. The financial statements for the three and nine months ended June 30, 2016 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and its operating subsidiaries, all of which were organized under and operated in foreign jurisdictions, and that the Company has been dormant since July 1, 2014.

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

On May 6, 2016, the Company entered into a consulting agreement with Mr. Glass under which he agreed to take all the steps reasonably necessary, beyond reinstatement of the corporation in Nevada and holding a shareholders meeting, to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock.

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

Further, the Company’s financial condition, including current liabilities as of $1,534,075 at June 30, 2016 and $1,498,522 at September 30, 2015 (the last year for which the Company’s audited financial statements are available), may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

During the three and nine-month periods ended June 30, 2016, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act and current management, which assumed control of the Company in April 2016, believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q.

Results of Operations for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

During the three months ended June 30, 2016, the Company did not generate any revenue, incurred expenses of $48,129, including $4,281 of selling, general and administrative expenses, $1,674 of professional fees and $12,174 of interest expense, $30,000 stock compensation for consulting services and suffered a net loss of $48,129, as compared to the three months ended June 30, 2015 in which the Company did not generate any revenue, did not incur any expenses, and suffered a net loss of $13,710, all of which were attributable to interest expenses.

Results of Operations for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015

During the nine months ended June 30, 2016, the Company did not generate any revenue, incurred operating expenses of $35,955, including $4,281 of selling, general and administrative expenses, $1,674 of professional fees, $30,000 for stock compensation and $36,522 of interest expense and suffered a net loss of $72,477, as compared to the nine months ended June 30, 2015 in which the Company had no revenues from operations, did not incur any operating expenses, and suffered a net loss of $45,000, all of which were attributable to interest expenses.

Liquidity and Capital Resources

At June 30, 2016, the Company had no assets and total current liabilities of $1,534,075, comprising $$1,512,888 of loans payable to parties related to prior management (including interest accrued thereon) and $21,187 of other payables. At September 30, 2015, the Company had no assets and total liabilities of $1,498,522, comprising $1,476,366 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that there are material weaknesses in our disclosure controls and procedures over financial reporting, including:

●	We did not maintain effective controls over the control environment.

●	We did not maintain effective controls over financial statement disclosure.

●	We did not maintain effective controls over financial reporting.

●

There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

___________

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

