Form 10-K
period 2016-09-30
China Grand Resorts, Inc.
filed 2018-01-17
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2016

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

Registrant’s telephone number

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of January 9, 2018 was approximately $163,615.

At January 9, 2018 there were 33,272,311 shares of common stock outstanding.

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

It is likely we will structure a business transaction as either an acquisition of the stock or assets of a target business or a merger of a target business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a business transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the business transaction is structured as an acquisition of a target business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the business transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders' meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a business transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the parties with which we enter into a business transaction and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

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

The following table shows the high and low bid prices of our common shares on the OTC Pink Sheets Open Market for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	HIGH	LOW
For the Year Ending September 30, 2015
Quarter Ending December 31, 2015	.14	.14
Quarter Ending March 31, 2015	.11	.11
Quarter Ending June 30, 2015	.13	.11
Quarter Ending September 30, 2015	.14	.13
For the Year Ending September 30, 2016
Quarter Ending December 31, 2016	.05	.05
Quarter Ending March 31, 2016	.14	.14
Quarter Ending June 30, 2016	.14	.02
Quarter Ending September 30, 2016	.05	.0001

As of October 14, 2017 (the last day on which a bid price was posted for the common stock), the closing bid price per share was $0.05.

As of April 7, 2016, we had approximately 125 shareholders holding 33,272,311 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2016.

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

Our management has broad discretion with respect to identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. There are numerous risks in connection with our current and proposed business plans, including that any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Our management anticipates that the Company likely will be able to affect only one business transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a target business and the consummation of a business transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business transaction that the Company will achieve long-term or immediate short-term earnings.

Results of Operations

During the fiscal years ended September 30, 2016 and 2015, the Company did not engage in any business operations. As described above, under the heading “Business—History,” management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act upon the filing of the June 2014 10-Q and current management, which assumed control of the Company in April 2016, does not believe that the Company has conducted business operations after June 30, 2014.

Results of Operations during the year ended September 30, 2016 as compared to the year ended September 30, 2015

During the year ended September 30, 2016, the Company did not generate any revenue, incurred operating expenses of $35,955 (consisting of selling, general and administrative expenses and professional fees) and suffered a net loss of $84,651, including charges attributable to interest expenses, as compared to the year ended September 30, 2015 in which the Company did not generate any revenue, did not incur any operating expenses and recorded a net loss of $58,098 consisting exclusively of charges attributable to interest expenses.

Liquidity and Capital Resources

As of September 30, 2016, the Company had no assets and total current liabilities of $1,546,249, comprising $1,524,392 of loans payable to parties related to prior management (including accrued interest) and $21,187 of other payables relating to operations prior to June 2014. At September 30, 2015, the Company had no assets and total liabilities of $1,498,522, comprising $1,476,366 of loans payable to parties related to prior management (including accrued interest) and $22,156 of other payables relating to operations prior to June 2014. At September 30, 2016, the Company has a deficit accumulated of $11,685,485 and cash used in operations of $6,924.

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

The following table summarizes our cash flows for the fiscal years ended September 30, 2016 and September 30, 2015:

	Fiscal Year Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(6,924)	-
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	$6,924	-
Net increase (decrease) in cash and cash equivalents	-	-

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

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Grand Resorts, Inc.

We have audited the accompanying balance sheets of China Grand Resorts, Inc. as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2016. China Grand Resort’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Grand Resorts, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2016 and further discussed in Note B of the accompanying financial statements, the Company had not generated any operating revenue, had no cash on-hand, and had a substantial accumulated losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates ll, PLLC
Spokane, WA January 16, 2018

China Grand Resorts, Inc.

Balance Sheets

	As of	As of
	September 30, 2016	September 30, 2015
CURRENT ASSETS
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	21,187	22,156
Accrued Interest on Loans from Related Parties	305,248	256,552
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,546,249	1,498,522

TOTAL LIABILITIES	1,546,249	1,498,522

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at September 30, 2016 and 3,272,000 September 30, 2015)	$33,272	$3,272
Additional Paid in Capital	10,105,964	10,099,040
Accumulated Deficit	(11,685,485)	(11,600,834)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,546,249)	(1,498,522)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

	For the fiscal year ending September 30,
	2016	2015

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	4,281	-
Depreciation Expense	-	-
Professional Fees	1,674	-
Stock Compensation for Consulting Services	30,000	-
Total Expense	35,955	-
Loss from operations	$(35,955)	$-
OTHER INCOME/(EXPENSES):
Interest Income	-	-
Interest Expense	(48,696)	(58,098)
Total Other Net Income/(Expense)	$(48,696)	$(58,098)
Loss Before Income tax	$(84,651)	$(58,098)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(84,651)	$(58,098)

Weighted average common shares outstanding	17,780,508	3,272,311

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.005)	$(0.02)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statement of Stockholders' Equity

For the year ended
September 30, 2016
	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2014	3,272,311	$3,272	$10,099,040	$(11,542,736)	$(1,440,424)
Net Loss From Continuing Operations	-	-	-	(58,098)	$(58,098)
Balances, September 30, 2015	3,272,311	$3,272	$10,099,040	$(11,600,834)	$(1,498,522)
Capital Contributions by majority shareholder	-	-	6,924	-	6,924
Issuance of shares to majority shareholder	30,000,000	30,000	-	-	30,000
Net Income/(Loss) From Continuing Operations	-	-	-	(84,651)	(84,651)
Balances, September 30, 2016	33,272,311	$33,272	$10,105,964	$(11,685,485)	$(1,546,249)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

	For the twelve months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,651)	$(58,098)

Amortization and Depreciation	-	-
Shares issued for Consulting Services	30,000	-
Interest Expense for Loans from Related Parties	48,696	58,098
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	(969)	-
Increase (decrease) in Accrued Interest Expense	-	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,924)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		-
FINANCING ACTIVITIES
Capital Contributions	6,924	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,924	-

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,685,485 and cash used in operations of $6,924 at September 30, 2016.

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

Interim filings should be read in conjunction with the Company’s annual report as of September 30, 2016.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2016.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2016 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2016.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2016.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2016, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2016.

Recently Issued Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), that clarifies how certain cash receipts and cash payments should be classified on the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company does not expect there to be a material impact from adopting this new guidance.

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2016.

NOTE E – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

September 30, 2016
Professional Fees	$2,000
Office Expenses	$19,187
Total	$21,187

NOTE F – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

September 30, 2016

Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of September 30, 2016.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of September 30, 2016, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of September 30, 2016 amounted to approximately $305,248 and the interest rate of the loans was 4.35%. Interest accrued for the twelve months ended September 30, 2016 and 2015 was $48,696 and $58,098, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE G – CAPITAL STOCK

The Company is authorized to issue 100,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of September 30, 2016 were 33,272,311.

Majority shareholder, Bryan Glass contributed $6,924 for the fees to reinstate the Company. This money is booked as a capital contribution.

NOTE H – INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, he Company has net operating loss carry forwards that expire through 2030. The net operating loss as of September 30, 2016 is approximately $84,600 and as of September 30, 2015 is approximately $58,000.

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

Deferred Tax Asset:	September 30, 2016	September 30, 2015
NOL Carry Forward	$28,500	$19,700
Valuation Allowance	$(28,500)	$(19,700)
Deferred Tax Asset:	$-	$-

The Company does not currently have any tax returns open for examination.

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE I – MATERIAL EVENT/SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, management performed, with the participation of our Principal Executive Officer, who also is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that, as of September 30, 2016, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.

We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our director is not independent nor does he qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Current management is unable to determine if the Company’s directors, officers and principal stockholders were in compliance with the requirements of Section 16(a) during fiscal year ended September 30, 2016.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

During the fiscal years ended September 30, 2016 and 2015, the Company did not pay any compensation to any person.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services for the fiscal years ended September 30, 2016 and 2015 provided by Fruci & Associates:

	2016	2015
Audit Fees	$5,000	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$5,000	$5,000

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

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Articles of Amendment to Charter (1)

3.3	Certificate of Amendment to Certificate of Incorporation (2)

3.4	Bylaws (3)

3.5	Certificate of Amendment to Articles of Incorporation (6)

3.6	Amended and Restated Bylaws (6)

4.1	2001 Stock Plan (4)

10.1	Consulting Agreement dated May 6, 2016 between the registrant and Bryan Glass (6)

14.1	Code of Ethics (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 1999, filed on April 17, 2000.
(2)	Incorporated by reference to our report on Form 8-K filed on October 23, 2009.
(3)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on June 28, 2006.
(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on September 21, 2001.
(5)	Incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004, filed on August 11, 2004.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the year ended September 30, 2014, filed on December __, 2017.
(7)	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2018.

CHINA GRAND RESORTS INC.

By:	/s/ Bryan Glass
Bryan Glass, President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bryan Glass	Chief Executive Officer, Chief Financial Officer, President, and Director (Principal Executive Officer and Principal Financial Officer)	January 17, 2018

