Form 10-Q
period 2017-06-30
China Grand Resorts, Inc.
filed 2018-02-14
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

 _______________________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 14, 2018 there were 33,272,311 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of
	June 30, 2017 (Unaudited)	September 30, 2016 (Audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	$5,000	$-
TOTAL CURRENT ASSETS	5,000	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$5,000	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	21,187	21,187
Accrued Interest on Loans from Related Parties	341,770	305,248
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,582,771	1,546,249

TOTAL LIABILITIES	1,582,771	1,546,249

COMMITMENTS AND CONTIGENCIES	$-	$-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at June 30, 2017 and September 30, 2016)	33,272	33,272
Additional Paid in Capital	10,113,764	10,105,964
Accumulated Deficit	(11,724,807)	(11,685,485)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,577,771)	(1,546,249)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$5,000	$-

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	4,281	-	4,281
Depreciation Expense	-	-	-	-
Professional Fees	1,715	1,674	2,800	1,674
Stock Compensation for Consulting Services	-	30,000	-	30,000
Total Expense	1,715	35,955	2,800	35,955
Loss from operations	$(1,715)	$(35,955)	$(2,800)	$(35,955)
OTHER INCOME/(EXPENSES):
Interest Income	-	-	-	-
Interest Expense	(12,174)	(12,174)	(36,522)	(36,522)
Total Other Net Income/(Expense)	$(12,174)	$(12,174)	$(36,522)	$(36,522)
Loss Before Income tax	$(13,889)	$(48,129)	$(39,322)	$(72,477)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(13,889)	$(48,129)	$(39,322)	$(72,477)

Weighted average common shares outstanding, basic and diluted	33,272,311	31,294,289	33,272,311	12,578,880

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.000)	$(0.002)	$(0.001)	$(0.006)

China Grand Resorts, Inc.

Statements of Cash Flows

(unaudited)

	For the nine months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,322)	$(42,477)

Amortization and Depreciation	-	-
Interest Expense for Loans from Related Parties	36,522	36,522
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(969)
Increase (decrease) in Prepaid Expense	(5,000)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(7,800)	(6,924)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		-
FINANCING ACTIVITIES
Capital Contributions	7,800	6,924
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,800	6,924

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

NOTE A – BUSINESS ACTIVITY

China Grand Resorts, Inc. (the "Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. After the June 30, 2014 10-Q filing, management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc. became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company.  The Company’s fiscal year end is September 30th.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,724,807 and cash used in operations of $7,800 at June 30, 2017.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The financial statements included herein were prepared under Generally Accepted Accounting Principles (GAAP).

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2017 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2017.

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

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2017.

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

NOTE D – SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2017.

NOTE E – ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

June 30, 2017
Professional Fees	$2,000
Office Expenses	$19,187
Total	$21,187

NOTE F – RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

June 30, 2017
Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

(a)	From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of June 30, 2017.

(b)	Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of June 30, 2015, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of June 30, 2017 amounted to approximately $341,770 and the interest rate of the loans was 4.35%. Interest accrued for the nine months ended June 30, 2017 and 2016 was $36,522 and $36,522, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed and the Company has received a legal opinion stating that collectability actions are no longer available to the creditor.

NOTE G – CAPITAL STOCK

The Company is authorized to issue 100,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of June 30, 2017 were 33,272,311.

Majority shareholder, Bryan Glass contributed $14,724 for expenses and fees to reinstate the Company, as indicated in the table below. This money is booked as a capital contribution.

April 2016:	$6,924
December 2016:	450
February 2017	355
March 2017	280
April 2017	385
May 2017	586
June 2017	5,744
Total:	$14,724

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of June 30, 2017 is approximately $39,300 and as of June 30, 2016 is $42,400 approximately

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the periods
Net Change in Deferred Tax Asset:	June 30, 2017	June 30, 2016
NOL Carry Forward	$39,322	$42,477
Valuation Allowance	$(39,322)	$(42,477)
Deferred Tax Asset:	$-	$-

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

Related Party Transaction

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock. Mr. Glass has subsequently paid $14,724 on behalf of the Company for the filing and registration fees to the State of Nevada to reinstate the Company to active status.

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC. The financial statements for the three and nine months ended June 30, 2017 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and appropriated all of the Company’s assets as of July 1, 2014, including its operating subsidiaries, all of which were organized under foreign jurisdictions.

On April 4, 2016, Bryan Glass was appointed to serve as the custodian of the Company pursuant to an order of the District Court of Clark County Nevada and was authorized to take any action on behalf of the Company for the benefit of the Company and otherwise to reinstate the Company’s corporate existence in Nevada and convene a shareholders’ meeting to elect directors of the Company.

On April 5, 2016, the Company entered into a consulting agreement with Mr. Glass under which he agreed to take all the steps reasonably necessary, beyond reinstatement of the corporation in Nevada and holding a shareholders meeting, to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock.

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

Business Objectives of the Registrant

As of the date of this report, we have no current operations. Management has determined to direct our efforts and limited resources to pursue potential new business opportunities through a combination with an operating or development stage company or an acquisition of assets. We do not intend to limit ourselves to a particular industry and we have not established any particular criteria upon which we shall consider and proceed with a business opportunity. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business transaction. It may be expected that entering into a business transaction will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our existing stockholders;

•	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

•	may adversely affect the prevailing market price for our common stock.

•	Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

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

Further, the Company’s financial condition, including current liabilities as of $1,582,771 at June 30, 2016 and $1,546,249 at September 30, 2016 (the last year for which the Company’s audited financial statements are available), may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

Results of Operations for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

During the three months ended June 30, 2017, the Company did not generate any revenue, incurred expenses of $13,889, including $1,715 of professional fees, and $12,174 of interest expense, and suffered a net loss of $13,889, as compared to the three months ended June 30, 2016 in which the Company incurred expenses of $48,129, including $1,674 of professional fees and $30,000 of stock compensation expense and $12,174 of interest expense, and suffered a net loss of $48,129.

Results of Operations for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016

During the nine months ended June 30, 2017, the Company did not generate any revenue, incurred operating expenses of $39,322, including $2,800 of professional fees, and $36,522 of interest expense, and suffered a net loss of $39,322, as compared to the nine months ended June 30, 2016, the Company did not generate any revenue, incurred operating expenses of $72,477, including $1,674 of professional fees, and $30,000 of stock compensation expense, and $36,522 of interest expense, and suffered a net loss of $72,477.

Liquidity and Capital Resources

At June 30, 2017, the Company had no assets and total current liabilities of $1,582,771, comprising $1,561,584 of loans payable to parties related to prior management and $21,187 of other payables. At September 30, 2016, the Company had no assets and total liabilities of $1,546,249, comprising $1,525,062 of loans payable to parties related to prior management (including interest accrued thereon) and $21,187 of other payables.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that there are material weaknesses in our disclosure controls and procedures over financial reporting, including:

•	We did not maintain effective controls over the control environment.

•	We did not maintain effective controls over financial statement disclosure.

•	We did not maintain effective controls over financial reporting.

•	There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, because we have only one officer who is responsible for all such duties.

A material weakness is a deficiency, or a combination of control deficiencies, in disclosure control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We believe that the weaknesses in our disclosure controls and procedures and ICFR are a direct consequence of our size, available resources and the nature of our business. We are a “shell company,” as defined under the Securities Act, in that we have no operations and no revenues and only nominal assets. Further, we have no full-time employees. As a result, we are constrained by our lack of resources to take the types of corrective actions that would be necessary to remediate the material weaknesses, including, for example, engaging additional accounting personnel and adopting an audit committee charter and seating an audit committee with at least one independent member who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

The Company believes that management of the Company after a business transaction will implement plans to remediate weaknesses in our internal controls. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

