Form 10-K
period 2017-09-30
China Grand Resorts, Inc.
filed 2018-02-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2017

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
(Do not check if a smaller reporting company)

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $163,615.

At February 14, 2018, there were 33,272,311 shares of common stock outstanding.

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

The following table shows the high and low bid prices of our common shares on the OTC Pink Sheets Open Market for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	HIGH	LOW
For the Year Ending September 30, 2016
Quarter Ending December 31, 2016	.05	.05
Quarter Ending March 31, 2016	.14	.14
Quarter Ending June 30, 2016	.14	.02
Quarter Ending September 30, 2016	.05	.0001
For the Year Ending September 30, 2017
Quarter Ending December 31, 2017	.20	.05
Quarter Ending March 31, 2017	.05	.05
Quarter Ending June 30, 2017	.05	.05
Quarter Ending September 30, 2017	.05	.05

As of February 8, 2017, the closing bid price per share was $0.05.

As of February 9, 2018, we had approximately 124 shareholders holding 33,272,311 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended September 30, 2017.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since new management took operational control over the Company in April 2016, our management has been engaged in the identification of suitable opportunities for a business transaction; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a business transaction, which may never occur.

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

Results of Operations

During the fiscal years ended September 30, 2017 and 2016, the Company did not engage in any business operations. As described above, under the heading “Business—History,” management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act upon the filing of the June 2014 10-Q and current management, which assumed control of the Company in April 2016, does not believe that the Company has conducted business operations after June 30, 2014.

Results of Operations during the year ended September 30, 2017 as compared to the year ended September 30, 2016

During the year ended September 30, 2017, the Company did not generate any revenue, incurred operating expenses of $52,528, including $3,832 of professional fees and $48,696 in interest expense, and suffered a net loss of $52,528, as compared to the year ended September 30, 2016 in which the Company incurred operating expenses of $84,651 ($4,281 in selling, general and administrative expenses, $1,674 in professional fees, $30,000 in stock compensation expense, and $48,696 in interest expense) and suffered a net loss of $84,651.

Liquidity and Capital Resources

As of September 30, 2017, the Company had total assets of $5,000 consisting of prepaid expenses, and total current liabilities of $1,594,945, comprising $1,573,758 of loans payable to parties related to prior management (including accrued interest) and $21,187 of other payables relating to operations prior to June 2014. At September 30, 2016, the Company had no assets and total liabilities of $1,546,249, comprising $1,525,062 of loans payable to parties related to prior management (including interest accrued thereon) and $21,187 of other payables. At September 30, 2017, the Company had a deficit accumulated of $11,738,013 and cash used in operations of $8,832.

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

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;

•	filing periodic reports under the Exchange Act including filing accounting and legal fees;

•	investigating and analyzing targets and possibly consummating a business transaction.

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

The following table summarizes our cash flows for the fiscal years ended September 30, 2017 and September 30, 2016:

	Fiscal Year Ended September 30,
	2017	2016
Net cash used in operating activities	$(8,832)	$(6,924)
Net cash (used in) provided by investing activities	-	-
Net cash provided by financing activities	$8,832	$6,924
Net increase (decrease) in cash and cash equivalents	-	-

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

Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China Grand Resorts, Inc.

We have audited the accompanying balance sheets of China Grand Resorts, Inc. as of September 30, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2017. China Grand Resorts, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Grand Resorts, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2017 and further discussed in Note B of the accompanying financial statements, the Company had not generated any operating revenue, had no cash on-hand, and had a substantial accumulated losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates ll, PLLC
Spokane, WA February 14, 2018

China Grand Resorts, Inc.

Balance Sheets

	As of	As of
	September 30, 2017	September 30, 2016
CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	$5,000
TOTAL CURRENT ASSETS	5,000	-
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$5,000	$-

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	21,187	21,187
Accrued Interest on Loans from Related Parties	353,944	305,248
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,594,945	1,546,249

TOTAL LIABILITIES	1,594,945	1,546,249

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at September 30, 2017 and September 30, 2016)	$33,272	$33,272
Additional Paid in Capital	10,114,796	10,105,964
Accumulated Deficit	(11,738,013)	(11,685,485)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,589,945)	(1,546,249)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$5,000	$-

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

	For the fiscal year ending September 30,
	2017	2016

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	-	4,281
Depreciation Expense	-	-
Professional Fees	3,832	1,674
Stock Compensation for Consulting Services	-	30,000
Total Expense	3,832	35,955
Loss from operations	$(3,832)	$(35,955)
OTHER INCOME/(EXPENSES):
Interest Income	-	-
Interest Expense	(48,696)	(48,696)
Total Other Net Income/(Expense)	$(48,696)	$(48,696)
Loss Before Income tax	$(52,528)	$(84,651)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(52,528)	$(84,651)

Weighted average common shares outstanding, basic and diluted	33,272,311	17,780,508

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.002)	$(0.005)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statement of Stockholders' Equity

For the year ended
September 30, 2017

	Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balances, September 30, 2015	3,272,311	$3,272	$10,099,040	$(11,600,834)	$(1,498,522)
Capital Contributions by majority shareholder	-	-	6,924	-	6,924
Issuance of shares to majority shareholder	30,000,000	30,000	-	-	30,000
Net Income/(Loss) From Continuing Operations	-	-	-	(84,651)	(84,651)
Balances, September 30, 2016	33,272,311	$33,272	$10,105,964	$(11,685,485)	$(1,546,249)
Capital Contributions by majority shareholder	-	-	8,832	-	3,832
Issuance of shares to majority shareholder	-	-	-	-	-
Net Income/(Loss) From Continuing Operations	-	-	-	(52,528)	(52,528)
Balances, September 30, 2017	33,272,311	$33,272	$10,114,796	$(11,738,013)	$(1,589,945)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

	For the twelve months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,528)	$(84,651)
Shares issued for Consulting Services	-	30,000
Amortization and Depreciation	-	-
Interest Expense for Loans from Related Parties	48,696	48,696
Adjustments to reconcile net (loss)
to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
Increase (decrease) in Accounts Payable and Other Accruals	-	(969)
Increase (decrease) in Prepaid Expense	(5,000)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,832)	(6,924)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		-
FINANCING ACTIVITIES
Capital Contributions	8,832	6,924
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,832	6,924

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,738,013 and cash used in operations of $8,832 at September 30, 2017.

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

Interim filings should be read in conjunction with the Company’s annual report as of September 30, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2017, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended September 30, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2017.

Recently Issued Accounting Pronouncements

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2017.

NOTE E—ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

	September 30
	2017	2016
Professional Fees	$2,000	$2,000
Office Expenses	19,187	19,187
Total	$21,187	$21,187

NOTE F—RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

	September 30,
	2017	2016
Redrock Capital Venture Limited (a)	$100,281	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533	1,119,533
Total:	$1,219,814	$1,219,814

(a)     From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of September 30, 2017.

(b)     Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of September 30, 2017, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of September 30, 2017 amounted to approximately $353,944 and the interest rate of the loans was 4.35%. Interest accrued for the twelve months ended September 30, 2017 and 2016 was $48,696 and $48,696, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed.

NOTE G—CAPITAL STOCK

The Company is authorized to issue 100,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of September 30, 2017 were 33,272,311.

Majority shareholder, Bryan Glass contributed $15,756 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

April 2016	$6,924
December 2016	450
February 2017	355
March 2017	280
April 2017	385
May 2017	586
June 2017	5,744
August 2017	630
September 2017	402
Total:	$15,756

NOTE H—INCOME TAX

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of September 30, 2017 is approximately $52,500 and as of September 30, 2016 is approximately $84,600.

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

	For the periods
Net Change in Deferred Tax Asset:	September 30, 2017	September 30, 2016
NOL Carry Forward	$52,528	$84,651
Valuation Allowance	$(52,528)	$(84,651)
Deferred Tax Asset:	$-0-	$-0-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE I—MATERIAL EVENT/SUBSEQUENT EVENTS

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

Related Party Transaction

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock. Mr. Glass has subsequently paid $15,756 on behalf of the Company for the filing and registration fees to the State of Nevada to reinstate the Company to active status.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that, as of September 30, 2017, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

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

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Current management is unable to determine if the Company’s directors, officers and principal stockholders were in compliance with the requirements of Section 16(a) during fiscal year ended September 30, 2017.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

During the fiscal years ended September 30, 2017 and 2016, the Company did not pay any cash compensation to any person. On May 6, 2016, the Company entered into a consulting agreement with Mr. Glass under which he agreed to take all the steps reasonably necessary, beyond reinstatement of the corporation in Nevada and holding a shareholders meeting, to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services for the fiscal years ended September 30, 2017 and 2016 provided by Fruci & Associates:

	2017	2016
Audit Fees	$5,000	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$5,000	$5,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2018.

CHINA GRAND RESORTS, INC.

By:	/s/ Bryan Glass
Bryan Glass, President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bryan Glass	Chief Executive Officer, Chief Financial Officer, President, and Director	February 14, 2018
(Principal Executive Officer and Principal Financial Officer)

