Form 10-Q
period 2017-12-31
China Grand Resorts, Inc.
filed 2018-02-22
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 20, 2018 there were 33,272,311 shares of common stock outstanding.

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of	As of
	December 31, 2017	September 30, 2017
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	5,000
TOTAL CURRENT ASSETS	-	5,000
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$5,000

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	22,141	21,187
Accrued Interest on Loans from Related Parties	366,118	353,944
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,608,073	1,594,945
Commitments and Contingencies	0	0

TOTAL LIABILITIES	1,608,073	1,594,945

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at December 31, 2017 and September 30, 2017)	$33,272	$33,272
Additional Paid in Capital	10,126,935	10,114,796
Accumulated Deficit	(11,768,280)	(11,738,013)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,608,073)	(1,589,945)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ending December 31,
	2017	2016

Sales	$-	$-
Total Revenue	$-	$-

EXPENSES:
Selling, General and Administrative	2,500	-
Depreciation Expense	-	-
Professional Fees	15,593	450
Stock Compensation for Consulting Services	-	-
Total Expense	18,093	450
Loss from operations	$(18,093)	$(450)
OTHER INCOME/(EXPENSES):
Interest Income	-	-
Interest Expense	(12,174)	(12,174)
Total Other Net Income/(Expense)	$(12,174)	$(12,174)
Loss Before Income tax	$(30,267)	$(12,624)
Provision for Income Taxes	-	-
Net Income/(Loss)	$(30,267)	$(12,624)

Weighted average common shares outstanding, basic and fully diluted	33,272,311	17,780,508

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.001)	$(0.001)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the three months ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,267)	$(12,624)

Interest Expense for Loans from Related Parties	12,174	12,174
Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Prepaid Expense	5,000	-
Increase (decrease) in Accounts Payable and Other Accruals	954	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,139)	(450)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		-
FINANCING ACTIVITIES
Capital Contributions	12,139	450
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,139	450

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE A—BUSINESS ACTIVITY

China Grand Resorts, Inc. (the "Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. After the June 30, 2014 10-Q filing, the management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc., became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company. The Company’s fiscal year end is September 30th.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,768,280 and cash used in operations of $12,139 at December 31, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2017, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended December 31, 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2017, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended December 31, 2017.

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2017.

NOTE E—ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables consist of the following:

December 31, 2017
Professional Fees	$2,000
Office Expenses	$19,187
Total	$21,187

NOTE F—RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

December 31, 2017
Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Total	$1,219,814

(a) From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of December 31, 2017.

(b) Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of December 31, 2017, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of December 31, 2017 amounted to approximately $366,118 and the interest rate of the loans was 4.35%. Interest accrued for the three months ended December 31, 2017 and 2016 was $12,174 and $12,174, respectively. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed and the Company has received a legal opinion stating that the collectability actions are no longer available to the creditor.

NOTE G—EQUITY

The Company is authorized to issue 100,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of December 31, 2017 were 33,272,311.

Majority shareholder, Bryan Glass, contributed $27,894 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

October 1, 2015 to September 30, 2016	$6,924
October 1, 2016 to September 30, 2017	8,832
October 1, 2017 to December 30, 2017	12,138
$27,894

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of December 31, 2017 is approximately $11,768,280 and as of December 31, 2016 is approximately $11,698,109. The total deferred tax asset is approximately $2,470,000 and $2,456,000 for the periods December 31, 2017 and December 31, 2016, respectively.

NOTE H—INCOME TAX—CONT’D

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	For the Periods Ended
Net Change in Deferred Tax Asset:	December 31, 2017	December 31, 2016
NOL Carry Forward	$14,700	$17,800
Valuation Allowance	$(14,700)	$(17,800)
Deferred Tax Asset:	$-	$-

The Company is not obligated to pay State Income Taxes because it is a Nevada corporation.

NOTE I—MATERIAL EVENT

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

Related Party Transaction

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock. Mr. Glass has subsequently paid $27,894 on behalf of the Company for the filing and registration fees to the State of Nevada to reinstate the Company to active status.

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

General Background of the Registrant

China Grand Resorts, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business at the time. Effective November 16, 2009, we changed our name to China Grand Resorts, Inc. to more accurately reflect the Company’s new business efforts. Commencing in 2002, we acquired and sold a series of subsidiary entities that were incorporated in various foreign jurisdictions, including the People’s Republic of China, or PRC, Macau, Hong Kong and the British Virgin Islands. Through 2009, these subsidiaries engaged in a variety of businesses, including, principally, marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC. Former management of the Company abandoned the business of the Company after filed a quarterly report on Form 10-Q for the period ended June 30, 2014 and the Company has not conducted any business operations since that report was filed with the Securities and Exchange Commission on August 14, 2014.

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

Further, the Company’s financial condition, including current liabilities as of $1,608,073 at December 31, 2017 and $1,594,945 at September 30, 2017, may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

During the three months ended December 31, 2017, the Company did not engage in any business operations.

Results of Operations for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016

During the three months ended December 31, 2017, the Company did not generate any revenue, incurred expenses of $30,267, including $12,174 of interest expenses, $15,593 of professional fees and $2,500 of other expenses, and suffered a net loss of $30,267, as compared to the three months ended December 31, 2016, in which the Company did not generate any revenue, incurred expenses of $12,624, including $450 of professional fees and $12,174 of interest expense, and suffered a net loss of $12,624.

Liquidity and Capital Resources

At December 31, 2017, the Company had no assets and total liabilities of $1,608,073, comprising $1,585,932 of loans payable to parties related to prior management (including interest accrued thereon) and $22,141 of other payables. At September 30, 2017, the Company had $5,000 of assets, consisting of prepaid expenses, and total liabilities of $1,594,945, comprising $1,573,758 of loans payable to parties related to prior management (including interest accrued thereon) and $21,187 of other payables.

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

As of December 31, 2017, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Had there been management in place during the three months ended December 31, 2017 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2017 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2017 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

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

CHINA GRAND RESORTS, INC.

Date: February 21, 2018	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

