Form 10-Q
period 2018-03-31
China Grand Resorts, Inc.
filed 2018-07-12
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 12, 2018 there were 33,272,311 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of March 31, 2018 (Unaudited)	As of September 30, 2017 (Audited)

CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	5,000
TOTAL CURRENT ASSETS	-	5,000
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$5,000

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	44,145	21,187
Accrued Interest on Loans from Related Parties	378,292	353,944
Loan from Related Parties	1,219,814	1,219,814
TOTAL CURRENT LIABILTIES	1,642,251	1,594,945

TOTAL LIABILITIES	1,642,251	1,594,945

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at March 31, 2018 and September 30, 2017)	$33,272	$33,272
Additional Paid in Capital	10,128,046	10,114,796
Accumulated Deficit	(11,803,569)	(11,738,013)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(1,642,251)	(1,589,945)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ending March 31,		For the six months ending March 31,
	2018	2017	2018	2017

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	-	-	2,500	-
Professional Fees	23,115	635	38,707	1,085
Total Expense	23,115	635	41,207	1,085
Loss from operations	$(23,115)	$(635)	$(41,207)	$(1,085)
OTHER INCOME/(EXPENSES):
Interest Income	-	-	-	-
Interest Expense	(12,174)	(12,174)	(24,348)	(24,348)
Total Other Net Income/(Expense)	$(12,174)	$(12,174)	$(24,348)	$(24,348)

Loss Before Income tax	$(35,289)	$(12,809)	$(65,555)	$(25,433)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(35,289)	$(12,809)	$(65,555)	$(25,433)

Weighted average common shares outstanding, basic and fully diluted	33,272,311	33,272,311	33,272,311	33,272,311

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.001)	$(0.000)	$(0.002)	$(0.001)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,555)	$(25,433)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Prepaid Expense	5,000	-
Increase (decrease) in Accounts Payable and Other Accruals	47,305	24,348
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,250)	(1,085)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		-
FINANCING ACTIVITIES
Capital Contributions	13,250	1,085
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,250	1,085

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

China Grand Resorts, Inc.

March 31, 2018

(Unaudited)

NOTE A - BUSINESS ACTIVITY

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,803,569 and cash used in operations of $13,250 at March 31, 2018.

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

To address these aforementioned, Management has undertaken the following initiatives: 1) enter into discussions to secure additional equity funding from current or new shareholders; 2) undertake a program to continue to monitor the Company’s ongoing working capital requirements and minimum expenditure commitments; and 3) continue their focus on maintaining an appropriate level of corporate overhead in line with the Company’s available cash resources.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

China Grand Resorts, Inc.

March 31, 2018

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2018 and March 31, 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2018 and September 30, 2017, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended March 31, 2018 and March 31, 2017.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

China Grand Resorts, Inc.

March 31, 2018

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2018 and March 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2018 or March 31, 2017.

Recently Issued Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted under certain circumstances. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that the adoption of ASU 2017-04 will not have a material impact on our financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

China Grand Resorts, Inc.

March 31, 2018

(Unaudited)

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

Recently Issued Accounting Pronouncements (Cont’d)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date; consequently, the impact will be dependent on whether we modify any share-based payment awards and the nature of such modifications. The adoption of this standard is not expected to have a material impact on our financial statements.

NOTE D - SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2018 and March 31, 2017.

NOTE E - ACCOUNTS PAYABLE PRIOR TO COMPANY BEING ABANDONED

Other payables prior to the Company being abandoned consist of the following:

	March 31, 2018	September 30, 2017
Professional Fees	$2,000	$2,000
Office Expenses	$19,187	$19,187
Total	$21,187	$21,187

NOTE F - RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED

	March 31, 2018	September 30, 2017
Redrock Capital Venture Limited (a)	100,281	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533	1,119,533
Total	$1,219,814	$1,219,814

(a)	From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited for working capital purpose. The loans are unsecured, due on demand and without formal written loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount as of March 31, 2018.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

China Grand Resorts, Inc.

March 31, 2018

(Unaudited)

NOTE F - RELATED PARTY TRANSACTIONS PRIOR TO COMPANY BEING ABANDONED—CONT’D

(b)	Commencing in October 2009, the Company began receiving loans from time to time from Hua Hui, our largest shareholder at the time, for working capital purposes. As of March 31, 2018, the amount due to Hua Hui is $1,119,533, which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued as of March 31, 2018 amounted to approximately $378,292 and the interest rate of the loans was 4.35%. Interest accrued for the three months ended March 31, 2018 and March 31, 2017 was $12,174 and $12,174, respectively. The agreements for the aforementioned loans are not formal agreements and current management has obtained the interest rates from the prior filings. Management will continue to accrue interest until any applicable statute of limitations has passed and the Company has received a legal opinion stating that the collectability actions are no longer available to the creditor.

NOTE G - EQUITY

The Company is authorized to issue 100,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of March 31, 2018 were 33,272,311.

To date, the majority shareholder, Bryan Glass contributed $29,006 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

October 1, 2015 to September 30, 2016	$6,924
October 1, 2016 to September 30, 2017	$8,832
October 1, 2017 to March 31, 2018	$13,250
Total	$29,006

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss as of March 31, 2018 is approximately $11,800,000 and as of March 31, 2017 is $11,700,000 approximately. The total deferred tax asset is approximately $2,478,000 and $2,457,000 for the periods March 31, 2018 and March 31, 2017, respectively.

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The Company is not obligated to pay state income taxes because it is a Nevada corporation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

China Grand Resorts, Inc.

March 31, 2018

(Unaudited)

NOTE I - MATERIAL EVENTS

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

Related Party Transaction

On May 6, 2016, the Company entered into a consulting agreement with Bryan Glass pursuant to which it retained Mr. Glass to identify and negotiate with persons or entities with which the Company might enter into a business transaction to create an operating entity, in consideration for which services the Company issued to Mr. Glass 30 million shares of common stock. Mr. Glass has subsequently paid $10,756 on behalf of the Company for the filing and registration fees to the State of Nevada to reinstate the Company to active status.

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as prior management, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. The financial statements for the first and second quarters of fiscal 2018, ended on March 31, 2018 that are furnished with this report have been prepared under the assumption that prior management abandoned the business of the Company and appropriated all of the Company’s assets as of that date, including its operating subsidiaries, all of which were organized under foreign jurisdictions.

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

Further, the Company’s financial condition, including current liabilities as of $1,642,251 at March 31, 2018 and $1,594,945 at September 30, 2017, may be a significant impediment to identifying and consummating a business transaction.

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

Results of Operations

During the three and six-month periods ended March 31, 2018, the Company did not engage in any business operations. As described elsewhere in this report, management of the Company as of June 30, 2014 discontinued filing reports under the Exchange Act after the Company filed the June 2014 10-Q and current management, which assumed control of the Company in April 2016, believes that the Company has been inactive since August 14, 2014, the date on which the Company filed the June 2014 10-Q.

Results of Operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

During the three months ended March 31, 2018, the Company did not generate any revenue, incurred expenses of $35,289, including $23,115 of professional fees (attributable principally to the preparation and filing of the delinquent reports the Company was required to file with the SEC) and $12,174 of interest expense, and suffered a net loss of $35,289, as compared to the three months ended March 31, 2017 in which the Company did not generate any revenue, incurred expenses of $12,809, including $635 of professional fees and $12,174 of interest expense, and suffered a net loss of $12,809.

Results of Operations for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017

During the six months ended March 31, 2018, the Company did not generate any revenue, incurred expenses of $65,555, including $2,500 of selling, general and administrative expenses, $38,707 of professional fees (attributable principally to the preparation and filing of the delinquent reports the Company was required to file with the SEC) and $24,348 of interest expense, and suffered a net loss of $65,555, as compared to the six months ended March 31, 2017 in which the Company did not generate any revenue, incurred expenses of $25,433, including $1,085 of professional fees, and $24,348 of interest expense, and suffered a net loss of $65,555.

Liquidity and Capital Resources

At March 31, 2018, the Company had no assets and total liabilities of $1,642,251, comprising $1,598,106 of loans payable to parties related to prior management (including interest accrued thereon) and $44,145 of other accounts payables. At September 30, 2017, the Company’s last fiscal year end, the Company had no assets and total liabilities of $1,594,945, comprising $1,573,758 of loans payable to parties related to prior management (including interest accrued thereon) and $21,187 of other payables.

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

As of March 31, 2018, the Company had no management or other employees. Accordingly, there were no officers as of the close of such period to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting. Had there been management in place during the three months ended March 31, 2018 to perform an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, we believe that such management would have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018 to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls because there existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation, among other possible weaknesses.

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2018 that would have materially affected, or been reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

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

__________

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

CHINA GRAND RESORTS, INC.

Date: July 12, 2018	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

