Form 10-Q
period 2018-06-30
China Grand Resorts, Inc.
filed 2018-08-20
CIK 860543

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

_____________________________

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

At August 15, 2018 there were 33,272,311 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

China Grand Resorts, Inc.

Balance Sheets

	As of	As of
	June 30, 2018 (Unaudited)	September 30, 2017 (Audited)
CURRENT ASSETS
Cash	$-	$-
Prepaid Expenses	-	5,000
TOTAL CURRENT ASSETS	-	5,000
TOTAL OTHER ASSETS	-	-
TOTAL ASSETS	$-	$5,000

LIABILITIES
CURRENT LIABILTIES
Accounts Payable	44,012	21,187
Accrued Interest on Loans from Related Parties	-	353,944
Loan from Related Parties	-	1,219,814
TOTAL CURRENT LIABILTIES	44,012	1,594,945

TOTAL LIABILITIES	44,012	1,594,945

COMMITMENTS AND CONTIGENCIES	-	-

STOCKHOLDER'S EQUITY
Common stock ($0.001 par value; 100,000,000 shares authorized; 33,272,311 shares issued and outstanding at June 30, 2018 and September 30, 2017)	$33,272	$33,272
Additional Paid in Capital	11,728,510	10,114,796
Accumulated Deficit	(11,805,794)	(11,738,013)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(44,012)	(1,589,945)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$5,000

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Operations

(Unaudited)

	For the three months ending June 30,		For the nine months ending June 30,
	2018	2017	2018	2017

Sales	$-	$-	$-	$-
Total Revenue	$-	$-	$-	$-

EXPENSES:
Selling, General and Administrative	1,500	1,715	4,000	-
Professional Fees	726	-	39,434	2,800
Total Expense	2,226	1,715	43,434	2,800
Loss from operations	$(2,226)	$(1,715)	$(43,434)	$(2,800)
OTHER INCOME/(EXPENSES):
Interest Expense	-	(12,174)	(24,348)	(36,522)
Total Other Net Income/(Expense)	$-	$(12,174)	$(24,348)	$(36,522)
Loss Before Income tax	$(2,226)	$(13,889)	$(67,782)	$(39,322)
Provision for Income Taxes	-	-	-	-
Net Income/(Loss)	$(2,226)	$(13,889)	$(67,782)	$(39,322)

Weighted average common shares outstanding, basic and fully diluted	33,272,311	33,272,311	33,272,311	33,272,311

Basic and fully diluted net loss per common share:
Net Income/(Loss)	$(0.000)	$(0.000)	$(0.002)	$(0.001)

The accompanying notes are an integral part of these financial statements.

China Grand Resorts, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,782)	$(39,322)

Adjustments to reconcile net (loss) to net cash provided by (used in) operations:
Changes in Assets and Liabilities:
(Increase) decrease in Prepaid Expense	5,000	(5,000)
Increase (decrease) Interest Expense for Loans from Related Parties	24,348	36,522
Increase (decrease) in Accounts Payable and Other Accruals	22,827	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,607)	(7,800)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Capital Contributions	15,607	7,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,607	7,800

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-
Taxes	$-	$-
Write-off of Related Party Loan and Accrued Interest	$-	$-

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

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated of $11,805,794 and cash used in operations of $15,607 at June 30, 2018.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONT’D

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. (See ASU 2014-09)

Comprehensive Income (Loss)- The Company reports Comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2018 and 2017.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of June 30, 2018 and September 30, 2017, the balance in Accounts Receivable was $0 and $0, respectively.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the periods ended June 30, 2018 and 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONT’D

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2018 and 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2018, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2018 and 2017.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONT’D

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

NOTE D—SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of June 30, 2018 and 2017.

NOTE E—WRITE-OFF OF RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT

Related Party Transactions and Accrued Interest prior to the Company being Abandoned consist of the following:

June 30, 2018
Redrock Capital Venture Limited (a)	$100,281
Beijing Hua Hui Hengye Investment Limited (b)	1,119,533
Accrued Interest	378,292
Total:	$1,598,106

(a)	From June 2009 through December 2009, the Company received loans from Redrock Capital Venture Limited (“Redrock”) for working capital purpose. The loans are unsecured, due on demand, and without formal writing loan agreements. The loans amounted to $100,281 as of December 31, 2009 and remained the same amount prior to the write-off.

(b)	Commencing in October 2009, the Company began receiving loans from time to time from Beijing Hua Hei Hengye Investment Limited (“Hua Hui”), our largest shareholder at the time, for working capital purposes. As of June 30, 2018, the amount due to Hua Hui is $1,119,533 which is due on demand and bears interest at the prevailing rate charged by the PRC Central Bank. The interest accrued prior to the write-off amounted to approximately $378,292 and the interest rate of the loans was 4.35%. The agreements for the aforementioned loans are not formal agreements and current Management has obtained the interest rates from the prior filings.

NOTE E—WRITE-OFF OF PAYABLES, RELATED PARTY TRANSACTIONS AND ACCRUED INTEREST OCCURRING PRIOR TO THE COMPANY ABANDONMENT – CONT’D

The Company has determined to write off the loans made to the Company by Hua Hui and Redrock (together, the “Related Party Loans”) on the basis that the statute of limitations with respect to the Related Party Loans has expired and the lenders are barred from pursuing a claim against the Company for repayment of the amount loaned. Under the Nevada Revised Statutes, an action upon a contract, obligation or liability not founded upon an instrument in writing may only be commenced within four years of the date that the action accrues. Since all credit comprising the Related Party Loans was extended to the Company prior to June 30, 2014, as disclosed in the periodic reports filed by the Company with the SEC (“Periodic Reports”), the four-year period in which to bring a claim for payment of such debt expired as of June 30, 2018.

In support of this position, management of the Company has determined that:

•	the last date on which cash was made available to the Company under the Related Party Loans occurred prior to June 30, 2014, more than four years prior to the close of the period covered by the current financial statements, and beyond the statute of limitations under Nevada law;

•	there are no written agreements or instruments evidencing the Related Party Loans and no such agreements or instruments have been filed as exhibits to any of the Periodic Reports; and

•	since the date current management assumed control of the Company in April 2016, the Company has not received any written or oral demand for payment of the Related Party Loans.

Therefore, commencing as of the period ended June 30, 2018, the Company has written off the Related Party Loans and removed the sum of $1,598,106 from the balance sheet in the Company’s financial statements for the period then ended and will not report the amounts due under the Related Party Loans as outstanding liabilities in any future period. The amounts were written off against additional paid in capital—per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

NOTE F—EQUITY

The Company is authorized to issue 100,000,000 Common Shares at $.001 par value per share.

In April 2016, 30,000,000 shares were issued to new owner, Bryan Glass at par.

Total issued and outstanding shares as of June 30, 2018 were 33,272,311.

To date, the majority shareholder, Bryan Glass contributed $31,363 for expenses and fees to reinstate the Company. This money is booked as a capital contribution.

October 1, 2015 to September 30, 2016	$6,924
October 1, 2016 to September 30, 2017	$8,832
October 1, 2017 to June 30, 2018	$15,607
Total	$31,363

NOTE G—INCOME TAX

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

NOTE G—INCOME TAX-CONT’D

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. For Federal income tax purposes, the Company has net operating loss carry forwards that expire through 2030. The net operating loss carryforward as of June 30, 2018 is approximately $11,805,000 and as of June 30, 2017 is $11,700,000 approximately. The total deferred tax asset is approximately $2,361,000 and $2,340,000 for the periods June 30, 2018 and June 30, 2017, respectively.

No tax benefit has been reported in the financial statements because after evaluating our own potential tax uncertainties, the Company has determined that there are no material uncertain tax positions that have a greater than 50% likelihood of reversal if the Company were to be audited.

The Company is not obligated to pay state income taxes because it is a Nevada corporation.

NOTE I—MATERIAL EVENTS

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

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as “former management,” nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to its taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC.

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

Further, the Company’s financial condition, including current liabilities as of $44,012 at June 30, 2018 and $1,594,945 at September 30, 2017 may be a significant impediment to identifying and consummating a business transaction.

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

Write Off of Debt

During the period 2009 through June 2014, the Company obtained loans to fund its operations from Beijing Hua Hei Hengye Investment Limited (“Hua Hui”) and Redrock Capital Venture Limited (“Redrock”) (together, the “Related Party Loans”). Both Hua Hui and Redrock were affiliates (as defined under the Exchange Act) of the Company during the time the Related Party Loans were made to the Company. In the case of Hua Hui, it was an affiliate by virtue of its ownership of 84.8% of the outstanding shares of common stock and the fact that the chief executive officer of the Company also was the chief executive officer and the sole shareholder of Hua Hui. In the case of Redrock, it was an affiliate by virtue of its ownership of 5.8% of the outstanding shares of common stock. (The percentages of common stock held by these stockholders is as was reported in the Company’s Annual Report on Form 10-K for the period ended September 30, 2013, the last 10-K filed by former management (the “2013 10-K”).)

The Related Party Loans have been disclosed in the periodic reports that the Company files with the SEC under the Exchange Act since the date the Company incurred the debt and have been carried as liabilities on the Company’s balance sheets in such periodic reports (the “Periodic Reports”). Current management of the Company is not aware of any written agreements or instruments evidencing the Related Party Loans and no such agreements or instruments have been filed as exhibits to any of the Periodic Reports. Moreover, since the date current management assumed control of the Company in April 2016, the Company has not received any written or oral demand for payment of the Related Party Loans.

At June 30, 2018, the Company was indebted under the Related Party Loans in the aggregate amount of $1,598,106, including accrued interest, of which the Company was indebted to Hua Hui in the amount of $1,497,825, including accrued interest, and was indebted to Redrock in the sum of $100,281, including accrued interest, as reported in the Company’s quarterly report on Form 10-Q it filed with the SEC for the period then ended.

The Company has determined to write off the Related Party Loans on the basis that the statute of limitations with respect to the Related Party Loans has expired and the lenders are barred from pursuing a claim against us for repayment of the amount loaned. Under the Nevada Revised Statutes, an action upon a contract, obligation or liability not founded upon an instrument in writing may only be commenced within four years of the date that the action accrues. Since all credit comprising the Related Party Loans was extended to the Company prior to June 30, 2014, as disclosed in the Periodic Reports, the four-year period in which to bring a claim for payment such debt expired as of June 30, 2018.

Accordingly, commencing as of the period ended June 30, 2018, the Company has written off the Related Party Loans and removed the sum of $1,598,106 from the balance sheet in the Company’s financial statements for the period then ended and will not report the amounts due under the Related Party Loans as outstanding liabilities in any future period. The amounts were written off against additional paid in capital—per ASC Section 470-50-40. ASC Section 470-50-40 (Debt Modification and Extinguishments), considers Related Party Transactions to be capital transactions and the extinguishment of the debt is in effect a capital transaction and it is not a gain or loss recognition event and should be excluded from the determination of net income.

Results of Operations

Results of Operations for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

During the three months ended June 30, 2018, the Company did not generate any revenue, incurred expenses of $2,226, including $726 of professional fees, and suffered a net loss of $2,226, as compared to the three months ended June 30, 2017 in which the Company did not generate any revenue, incurred expenses of $13,889, including $1,715 of professional fees, and $12,174 of interest expense, and suffered a net loss of $13,889.

Results of Operations for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017

During the nine months ended June 30, 2018, the Company did not generate any revenue, incurred operating expenses of $67,782, including $39,433 of professional fees in connection with the preparation of reports and financial statements required to be filed with the SEC; $4,000 of selling, general and administrative expenses; and $24,348 of interest expense, and suffered a net loss of $67,782, as compared to the nine months ended June 30, 2017, the Company did not generate any revenue, incurred operating expenses of $39,322, including $2,800 of professional fees, and $36,522 of interest expense, and suffered a net loss of $39,322.

Liquidity and Capital Resources

At June 30, 2018, the Company had no assets and total current liabilities of $44,012, after giving effect to the write off of the Related Party equal to $$1,598,106, as described above. At September 30, 2017, the Company had no assets and total liabilities of $1,594,945, comprising $1,573,758 of loans payable to parties related to prior management (including interest accrued thereon) and $21,187 of other payables.

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

During the next twelve months, we anticipate incurring costs related to:

•	maintaining our corporate existence such as annual fees due to the State of Nevada;
•	filing periodic reports under the Exchange Act including filing, accounting and legal fees;
•	investigating and analyzing business opportunities and possibly consummating a business transaction.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with participation of our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that there are material weaknesses in our disclosure controls and procedures over financial reporting, including:

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

CHINA GRAND RESORTS, INC.

Date: August 20, 2018	By:	/s/ Bryan Glass
	Name:	Bryan Glass
	Title:	President, Principal Executive Officer and Principal Financial Officer

