Form 10-Q
period 2018-09-30
China Grand Resorts, Inc.
filed 2018-11-05
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 033-33263

CHINA GRAND RESORTS, INC
(Exact name of registrant as specified in its charter)

Nevada	16-0383696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30191 Avenida De Las Banderas Suite B Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 805-3580

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of November 5, 2018, the registrant had 48,272,311 shares of common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

China Grand Resorts, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets

Current Assets:
Cash	$988,379	$1,146,374
Accounts receivable, net	53,700	-
Inventory, net	739,095	124,121
Marketable securities	-	200,004
Total Current Assets	1,781,174	1,470,499

Property and Equipment, net	14,879	15,413
Other Assets	36,672	2,461

Total Assets	$1,832,725	$1,488,373

Liabilities and Stockholders (Deficit)

Current Liabilities:
Accounts Payable and Accrued Expenses	81,006	133,160
Deferred Revenue	376,483	200,852
Convertible notes payable, current portion	1,500,000	-
Notes Payable	89,529	165,000
Accrued liabilities - other	1,642,118	-
Total Current Liabilities	3,689,136	499,012

Long-Term Liabilities:
Convertible Notes Payables	1,718,500	1,643,500
Total Long-Term Liabilities	1,718,500	1,643,500

Total Liabilities	5,407,636	2,142,512

Stockholders' Deficit:
Common Stock - 100,000,000 authorized, $0.001 par value, 48,272,311 and 41,828,952 shares issued and outstanding, respectively	48,272	41,829
Additional Paid-In Capital	(21,793)	1,883,656
Accumulated Deficit	(3,601,390)	(2,579,624)
Total Stockholders' Deficit	(3,574,911)	(654,139)

Total Liabilities, and Stockholders' Deficit	$1,832,725	$1,488,373

The accompanying notes are an integral part of these condensed consolidated financial statements

China Grand Resorts, Inc and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales	$1,613,419	$467,089	$4,965,646	$1,317,946

Cost of Sales	1,232,217	516,270	3,344,655	904,739

Gross Profit (Loss)	381,202	(49,181)	1,620,991	413,207

Operating Expenses
Salaries and wages (including Contractors)	477,212	82,408	1,169,856	257,326
Other Selling, general and administrative expenses	468,841	159,969	1,364,896	507,170
Total operating expenses	946,053	242,377	2,534,752	764,496

Loss from operations	(564,851)	(291,558)	(913,761)	(351,289)

Other Expense
Other Expense	(6,503)	-	(6,503)	-
Interest expense	(35,174)	(10,408)	(101,502)	(59,115)
Total Other Expense	(41,677)	(10,408)	(108,005)	(59,115)

Net Loss	$(606,528)	$(301,966)	$(1,021,766)	$(410,404)

Net Loss Per Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and Diluted	45,575,351	50,236,238	43,575,351	40,169,806

The accompanying notes are an integral part of these condensed consolidated financial statements

China Grand Resorts, Inc and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the nine months ended September 30, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,021,766)	$(410,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	534	800
Loss on sale of marketable securities	6,504	-
Imputed interest	83,112	-
Inventory impairment	128,640	-
Net change in:
Accounts receivable	(53,700)	-
Inventory	(743,614)	(78,840)
Other assets	(34,211)	(2,461)
Accounts payable and accrued expenses	(52,154)	59,698
Deferred revenue	175,631	253,856

Net Cash used in Operating Activities	(1,511,024)	(177,351)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	193,500	-
Purchase of Property and Equipment	-	(5,341)

Net Cash used in Investing Activities	193,500	(5,341)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	1,575,000	100,000
Payments on notes payable	(75,471)	(102,184)
Payments related to reverse acquisition and re-purchase of shares	(340,000)	-
Proceeds from the sale of common stock	-	200,000

Net cash provided by financing activities	1,159,529	197,816

Net Change in Cash and Cash Equivalents	(157,995)	15,124

Cash and Cash Equivalents, Beginning of Period	1,146,374	-

Cash and Cash Equivalents, End of Period	$988,379	$15,124

Cash Paid For:
Taxes	$-	$-
Interest	$-	$-

Non-cash transactions:
Recapitalization related to reverse merger	$1,642,118	$-
Common stock issued to settle convertible notes payable	$-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements

China Grand Resorts, Inc. and Subsidiary

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1: Organization and Nature of Operations

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

On September 14, 2018, the Company’s wholly-owned subsidiary, Jacksam Acquisition Corp., a corporation formed in the State of Nevada on September 11, 2018, or the Acquisition Sub, merged with and into Jacksam Corporation, a corporation incorporated in August 2013 in the State of Delaware, referred to herein as Jacksam. Pursuant to this transaction, or the Merger, Acquisition Sub was the surviving corporation, and changed its name to “Jacksam Corporation”.

In accordance with the terms of the Exchange Agreement, and in connection with the completion of the acquisition, on the Closing Date the Company issued 45,000,000 shares of common stock, par value $0.001 per share to the Jacksam shareholders in exchange for all of the issued and outstanding Jacksam. In addition, the previous owners of China Grand Resorts, Inc. returned 30,000,000 shares of common stock to the treasury of the Company. Following the acquisition there was a total of 48,272,311 shares of common stock issued and outstanding of which 3,272,311 are held by shareholders of the Company prior to the merger. In connection with the above transaction $340,000 was paid to the former controlling shareholder related to the return of 30,000,000 shares of common stock.

As a result of the Merger, we acquired the business of Jacksam and will continue the existing business operations of Jacksam as our wholly-owned operating subsidiary under the name Jacksam Corporation.

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the China Grand Resorts, Inc. historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Jacksam, prior to the Merger, in all future filings with the SEC.

Jacksam Corp. (“Jacksam”) is a technology company focused on developing and commercializing products utilizing a proprietary technology platform. The Company services the medical cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets with oil vaporizer focused products. As of December 31, 2017, the Company had two principal product lines consisting of vape cartridges and batteries and a filling machine. Customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors and growers, and distributors. The Company expects continued growth as they take measures to invest in their own molds and intellectual property. The Company operates and sells products from the website www.Convectium.com.

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited condensed consolidated financial statements as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Jacksam Corporation’s audited financial statements and notes filed with the SEC on September 17, 2018 on Form 8-K for the year ended December 31, 2017.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method or net realizable value. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

At September 30, 2018 and December 31, 2017, the Company had $739,095 and $124,121 in inventory, respectively. The September 30, 2018 and December 31, 2017 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2018, and December 31, 2017, the Company has determined that an allowance of $0 and $0 is required.

Revenue Recognition

The Company derives revenues from the sale of machines and product income. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

o	Identification of the contract with a customer

o	Identification of the performance obligations in the contract

o	Determination of the transaction price

o	Allocation of the transaction price to the performance obligations in the contract

o	Recognition of revenue when, or as, the Company satisfies a performance obligation

On January 1, 2017, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. The adoption has had an immaterial impact to the Company’s comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to the Company’s net income on an ongoing basis.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute the business plan and attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon convertible notes payable and cash flows from operations to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended September 30, 2018 and 2017, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 5,000,000 and 3,171,048 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2018 and 2017, as they would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Stock Compensation (“ASC 718”), which requires that stock-based compensation be measured and recognized as an expense in the financial statements and that such expense be measured at the grant date fair value.

For awards that vest based on service conditions, the Company uses the straight-line method to allocate compensation expense to reporting periods. The grant date fair value of options granted is calculated using the Black-Scholes option pricing model, which requires the use of subjective assumptions including volatility, expected term and the fair value of the underlying common stock, among others.

The Company periodically issues performance-based awards. For these awards, vesting will occur upon the achievement of certain milestones. When achievement of the milestone is deemed probable, the Company expenses the compensation of the respective awards over the implicit service period.

Stock awards to non-employees are accounted for in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The measurement date for non-employee awards is generally the date performance of services required from the non-employee is complete. For non-employee awards that vest based on service conditions, the Company expenses the value of the awards over the related service period, provided they expect the service condition to be met. The Company records the expense of services rendered by non- employees based on the estimated fair value of the stock option using the Black-Scholes option pricing model over the contractual term of the non-employee. The fair value of unvested non-employee awards is remeasured at each reporting period and expensed over the vesting term of the underlying stock options on a straight-line basis. The Company adopted ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the year ended December 31, 2017.

The stock-based compensation plans provide that grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares.

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of stock or equity contracts (i.e., equity-classified warrants and convertible preferred stock) are recorded as a charge against the gross proceeds of the offering. Any issuance costs associated with the issuance of liability-classified warrants are expensed as incurred. Issuance costs associated with the issuance of debt (i.e., convertible debt) is recorded as a direct reduction of the carrying amount of the debt liability but limited to the notional value of the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount to interest expense using the effective interest method over the expected term of the notes pursuant to ASC 835, Interest ("ASC 835"). To the extent that the reduction from issuance costs of the carrying amount of the debt liability would reduce the carrying amount below zero, such excess is recorded as interest expense.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options.” Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest.

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Derivatives and Hedging

On July 1, 2017, the Company early adopted ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrantholder as stock compensation.

ASU 2017-11 changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity- classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (ASC 260). Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the ASC, to a scope exception. Those amendments do not have an accounting effect.

Prior to the early adoption of ASU 2017-11, an equity-linked financial instrument with a down round feature that otherwise is not required to be classified as a liability under the guidance in ASC 480 is evaluated under the guidance in ASC 815, “Derivatives and Hedging,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting. Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), the existence of a down round feature results in an instrument not being considered indexed to an entity’s own stock. This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

ASU 2017-11 revises the guidance for instruments with down round features in ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting. An entity still is required to determine whether instruments would be classified in equity under the guidance in ASC 815-40 in determining whether they qualify for that scope exception. If they do qualify, freestanding instruments with down round features are no longer classified as liabilities and embedded conversion options with down round features are no longer bifurcated.

For entities that present EPS in accordance with ASC 260, and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by ASU 2017-11.

Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2017-11 Part 1 should be applied retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs ASC 250-10-45-5 through 45-10.

The Company has determined that there were no previously outstanding financial instruments that fall under the scope of ASU 2017-11. Therefore, the Company has not determined and has not recorded a cumulative-effect adjustment to the balance sheet.

ASU 2017-11 Part II does not require any transition guidance because those amendments do not have an accounting effect.

The Company considered the impact of Part 1 of ASU 2017-11 and determined the Company had no financial instruments previously carried as derivative liabilities that were deemed to be such on the basis of embedded features containing down round provisions, resulting in the strike price being reduced on the basis of the pricing of future equity offerings. As a result, upon the early adoption provisions of ASU 2017-11, the Company did not record any adjustment to its books to account for any transition accounting issues.

Subsequent Events

The Company evaluates events occurring after the date of its consolidated balance sheet for potential recognition or disclosure in its consolidated financial statements. There have been no subsequent events that occurred through the date the Company issued its consolidated financial statements that require disclosure in or adjustment to its consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Grand Resorts, Inc. and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The new standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB approved a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018 using the modified retrospective method. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015- 11”). ASU 2015-11, which simplifies the measurement of inventories valued under most methods, including the Company’s inventories valued under FIFO — the first-in, first-out cost method. Inventories valued under LIFO — the last-in, first-out method — are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company adopted this standard on January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the six months ended June 30, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02. ASU 2016-02 requires that lessees recognize in the statement of financial position for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset representing the lessee’s right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28 thousand with an offset to Additional Paid-in Capital as of January 1, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We have evaluated the impact of ASU No. 2016-15 and noted it had no impact on our consolidated financial statements for the six months ended June 30, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Our consolidated financial statements reflect this standard for the six months ended June 30, 2018 and 2017.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (ASC 260) Distinguishing Liabilities from Equity (ASC 480) Derivatives and Hedging (ASC 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has chosen to early adopt this standard on April 1, 2018 with retroactive restatement of comparative periods. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrantholder as stock compensation.

Note 3: Property and equipment

Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Furniture and Fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade Show Display	2,640	2,640
Total	20,644	20,644
Less: Accumulated Depreciation	(5,765)	(5,231)
Property and Equipment net	$14,879	$15,413

Depreciation expense amounted to $534 and $800 for the nine months ended September 30, 2018 and 2017, respectively.

Note 4: Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2018	December 31, 2017

Accounts payable	$36,187	$102,249
Credit cards payable	12,999	5,398
Accrued interest	473	16,766
Sales tax payable	30,071	7,147
Other	1,276	1,600
Total Accounts payable and Accrued expenses	$81,006	$133,160

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	September 30, 2018	December 31, 2017
Note payable dated August 22, 2016, bearing interest at 12% per annum, due November 22, 2016, past due at year end, paid in full July 2018	$-	$75,000

Note payable dated November 21, 2016, bearing interest at 12% per annum, due February 21, 2017, currently past due	89,529	90,000

Total notes payable	89,529	165,000
Less: current portion	89,529	165,000
Long term portion of notes payable	$-	$-

As of September 30, 2018 and December 31, 2017, accrued interest on these loans outstanding balances for $473 and $16,766, respectively.

Note 6: Convertible Notes Payable

In December 2017, the Company issued non-interest bearing convertible debentures to 36 investors in exchange for $1,643,500 (the “2017 Notes”). The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates. Imputed interest of $51,222 was calculated and accrued at 4% and recorded to additional paid in capital.

In March 2018, the Company issued non-interest bearing convertible notes to two investors in exchange for $1,500,000 (the “2018 Notes”). The 2018 Notes have a one-year term and are convertible into the Company’s common stock at a per share price of $0.90 at any time subsequent to the issuance date. Upon either the maturity date or a successful financing involving the Company’s common stock or a financial instrument convertible into common stock at a valuation of $45,000,000 or more, the 2018 Notes are subject to mandatory conversion to the Company’s common stock, if not previously converted. The Company determined that the 2018 Notes qualified as conventional convertible instruments.

Further the Company evaluated the conversion feature and determined that there was no beneficial conversion feature or derivative liabilities. Imputed interest of $31,890 was calculated and accrued at 4% and recorded to additional paid in capital.

Note 7: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc., recorded various liabilities that were incurred by former related parties. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities. However, management does not intend to remove these liabilities, $1,642,118, from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40.

Note 8: Related Party

During the nine months ended September 30, 2018 prior to our reverse merger we advanced major shareholder and Chairman, Mr. Davis $25,000. The advance was repaid in full by Mr. Davis on April 2, 2018.

Note 9: Commitments

Operating Lease

In March 2017, the Company entered into an office lease located in Racho Santa Margarita, California with an initial term of 37 months. Base monthly rent is approximately $3,200 per month plus net operating expenses. A deposit equal to one-month rent was paid and the commencement of the lease. The lease can be extended for a two-year period at the then fair market value. Minimum lease payment under this arrangement for 2018 (October – December), 2019 and 2020 is $14,554, $48,968 and $20,600, respectively.

Operating lease expenses for the nine months ended September 30, 2018 and 2017 were $47,785 and $43,109, respectively.

Note 10: Equity

Common Stock

As of September 30, 2018, the authorized capital stock of the Company consists of 100,000,000 shares, of which 100,000,000 shares are designated as common stock.

In accordance with the terms of the Exchange Agreement, and in connection with the completion of the acquisition, on the Closing Date the Company issued 45,000,000 shares of common stock, par value $0.001 per share to the Jacksam shareholders in exchange for all of the issued and outstanding Jacksam common stock. In addition, the previous majority shareholder of China Grand Resorts, Inc. returned 30,000,000 shares of common stock to the treasury of the Company. Following the acquisition there was a total of 48,272,311 shares of common stock issued and outstanding of which 3,272,311 are held by shareholders of the Company prior to the merger.

Stock Options and Warrants

A summary of stock option and stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2017	8,171,048	$5,743	$0.0007	$0.0007
Granted	-	-	-	-
Exercised	(3,171,048)	743	0.0002	0.0002
Forfeited and cancelled	-	-	-	-
Outstanding at September 30, 2018	5,000,000	$5,000	$0.001	$0.001

The weighted average remaining contractual life is approximately 2.2 years for stock options and warrants outstanding on September 30, 2018. All of the above options and warrants were fully vested at the time of issuance. Stock based compensation is related to the above issuances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

On September 14, 2018, our wholly-owned subsidiary, Jacksam Acquisition Corp., a corporation formed in the State of Nevada on September 11, 2018, or the Acquisition Sub, merged with Jacksam Corporation, a corporation incorporated in August 2013 in the State of Delaware, referred to herein as Jacksam. Pursuant to this transaction, or the Merger, Acquisition Sub was the surviving corporation and became our wholly-owned subsidiary.

Prior to the Merger, we were a dormant company without any active operations. As a result of the Merger, we acquired the business of Jacksam and will continue the existing business operations of Jacksam as our wholly-owned subsidiary.

As the result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Jacksam, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights Jacksam’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Jacksam’s audited and unaudited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The unaudited consolidated condensed financial statements of Jacksam for three and nine months ended September 30, 2018 and 2017 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Product revenue consists of sales of consumer vaporizers and of the 710 Shark filling machine, 710 Shark Captain capping machine, Cove cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative we generally collect a 30% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance.

For the 710 Shark filling machine and 710 Captain capping machine, training is coordinated with the customers in accordance with their availability but generally completed within a week or two of the shipment. Standard warranties are offered at no cost to customers to cover parts (3 years), labor and maintenance for one year for product defects.

Cost of Revenue

Product cost of revenue primarily consists of the cost of materials, labor and overhead associated with the manufacture of our vaporizers and both our 710 Shark filling machine and 710 Captain capping machine.

We expect our cost of revenue per unit to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, employee benefits and travel associated with our direct sales force, project managers and sales management. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors and partners and costs related to trade shows and marketing program. We expense sales and marketing costs as incurred. We expect sales and marketing expenses to increase in future periods as we expand our sales force and our marketing organization and increase our participation in global trade shows and marketing programs, including consumer marketing.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, employee benefits and travel. In addition, general and administrative expenses include, third-party consulting, legal, audit, accounting services, and allocations of overhead costs, such as rent, facilities and information technology. We expect general and administrative expenses to increase in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest Expense

Interest expense consists primarily of interest from notes due to debtholders.

Results of Operations – Three Month Periods

Comparison for the three-month periods ended September 30, 2018 and 2017:

Revenue

Total revenue during the three months ended September 30, 2018 increased to $1,613,419 compared to the three months period ended September 30, 2017 which produced sales of $467,089. Sales of growth of $1,146,330 or 345% was primarily driven by the increased sales of the Shark 710 filling machines, 710 capping machines and sales of proprietary cartridges

Cost of Revenue

Total cost of revenue increased to $1,232,217 during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 which had costs of revenues of $516,270. The gross margin percentage increased from -11% to 24%.

The 2017 period had a negative gross margin due to a high return of products including cartridges that could not be resold. Management cancelled all future production of cartridges from that vendor.

In the 2018 quarter, the Company had a lower than expected gross margin, 24%, and total sales number. The total sales and gross margin amounts were lower than expected, because the Company’s Cove cartridges had a manufacturing problem. The cartridges appeared to be less than full, due to an over absorption of the oil in the wick, which was caused by the amount and thickness of the cotton in the wick. This issue led to a decrease in sales and an increase in product returns.

The Company worked with the contract manufacturer and extensively tested changes to the Cove cartridges. We believe that the changes have resolved the issue, which should allow for increased sales and decreased returns in subsequent periods. An additional factor affecting the 2018 margin was the introduction of the United States 25% import tariff on Chinese products in July of 2018. The majority of our products, are manufactured in China and subjected to the tariff. The majority of the tariff is passed along to our customers, but not all.

We expect that the cost of revenue on current orders will show improvements from historic costs due to increased pricing, cost improvements from R&D, and increasing our production efficiencies. The overall margin may not improve as we expect lower margin cartridge sales to be a larger percentage of overall sales going forward.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative during the three months ended September 30, 2018 increased to $946,053 compared to the three months ended September 30, 2017 which produced $242,377 in expenses. The $703,676 increase was primarily attributed to increased employee count and hiring an outsourced marketing agency.

Income (loss) from operations

Total loss from operations was $564,851 during the three months ended September 30, 2018 compared to $291,558 for the three months ended September 30, 2017.

The increased loss was a result of increased staff, as well as the Cove cartridge manufacturing issues and the onset of the tariff as described above.

Interest Expense

Interest expense during the three months ended September 30, 2018 increased to $35,174 compared to $10,408 for the three months ended September 30, 2017, due to new debt assumed.

Results of Operations – Nine Month Periods

Comparison for the nine-month periods ended September 30, 2018 and 2017:

Revenue

Total revenue during the nine months ended September 30, 2018 increased to $4,965,646 compared to the nine months period ended September 30, 2017 which produced sales of $1,317,946. Sales of growth of $3,647,700 or 377% was primarily driven by the increased sales of the Shark 710 filling machines, 710 capping machines and sales of proprietary cartridges.

Cost of Revenue

Total cost of revenue increased to $3,344,655 during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 which had costs of revenues of $904,739. The cost of revenue coupled with the revenues led to an increase in the gross margin percentage from 31% to 33% for the nine months ended September 30, 2018. This was primarily attributable to less returns on a percentage basis in 2018 than in 2017.

We expect that the cost of revenue on current orders will show improvements from historic costs due to increased pricing, cost improvements from R&D, and increasing our production efficiencies. The overall margin may not improve as we expect lower margin cartridge sales to be a larger percentage of overall sales going forward.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the nine months ended September 30, 2018 increased to $2,534,752 compared to the nine months ended September 30, 2017, which produced $764,496 in expenses. The $1,770,256 increase was primarily attributed to increased employee count and hiring an outsourced marketing agency.

Income (loss) from operations

Total loss from operations was $913,761 during the nine months ended September 30, 2018 compared to $351,289 for the nine months ended September 30, 2017.

Interest Expense

Interest expense during the nine months ended September 30, 2018 increased to $101,502 versus $59,115 at September 30, 2017, due to new debt assumed.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $988,379. To date, we have financed our operations principally through borrowing on credit facilities, debt of $594,000, issuance of equity of $457,500, issuances of Convertible Debt of $3,813,500 and receipts of customer deposits for new orders and payments from customers for Shark 710 machines, 710 Captain capping machines and cartridges.

The only capital commitment that Jacksam has currently is the lease at 30191 Avenida de las Banderas in Rancho Santa Margarita, California for $51,600 annually through April of 2020.

We anticipate that we will need additional financing to continue as an ongoing entity over the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors. There can be no assurance we will be able to obtain additional financing on favorable terms, or at all. If we are unable to obtain additional financing, our financial results and business prospects may be materially adversely affected.

Operating Activities

We have historically experienced negative cash outflows as we developed and sold our 710 Shark Filling machines, 710 Captain Capping machines, and cartridges, pens and accessories. Our net cash used in operating activities primarily results from our operating losses combined with changes in working capital components as we have grown our business and is influenced by the timing of cash payments for inventory purchases and cash receipts from our customers. Our primary source of cash flow from operating activities is cash down payments and final payments for our machines. Our primary uses of cash from operating activities are employee-related expenditures and amounts due to vendors for purchased components. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we build up our inventory balances and increase spending on personnel and other operating activities as our business grows.

During the nine months ended September 30, 2018, operating activities used $1,511,024 in cash, an increase of $1,333.673 from cash used in the nine months ended September 30, 2017 of $177,351.

Investing Activities

The Company raised $193,500 through the sale of marketable securities in the third quarter of 2018.

Financing Activities

During the nine months ended September 30, 2018, $1,575,000 of cash provided by financing activities was from the issuance of convertible debt and the issuance of equity from Company’s investors. The Company also made $75,471 of payments to pay down notes payable and $340,000 related to the reverse acquisition and re-purchase of shares .

During the nine months ended September 30, 2017, the Company made $102,184 of payments to pay down notes payable, received $100,000 of proceeds from the issuance of convertible notes payable and received $200,000 from the sale of common stock.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018 and years ended December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents. We consider investments that, when purchased, have a remaining maturity of ninety (90) days or less to be cash equivalents. We do not believe that a notional or hypothetical 10% change in interest rates would have a material impact on our interest income.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosurers

Not applicable.

Item 5. Other Information

On October 24, 2018, we filed Articles of Merger with the Nevada Secretary of State whereby, effective November 5, 2018, our wholly-owned subsidiary, Jacksam Corporation, will merge with and into us (the “Short-Form Merger”) and will cease any independent existence. In connection with the Short-Form Merger, our name will change to Jacksam Corporation, also effective November 9, 2018. No shares or other consideration were issued in connection with the Short-Form Merger.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Articles of Merger as filed with the Nevada Secretary of State on October 24, 2018, merging Jacksam Corporation with and into China Grand Resorts Inc. effective November 9, 2018

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

*	Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA GRAND RESORTS, INC

Dated: November 5, 2018	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: November 5, 2018	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

