Form 10-K
period 2018-12-31
Jacksam Corp
filed 2019-04-02
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 033-33263

JACKSAM CORPORATION
(Exact name of Company as specified in its charter)

Nevada	16-0383696
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30191 Avenida De Las Banderas Suite B
Rancho Santa Margarita, CA	92688
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: (800) 805-3580

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of March 21, 2019 there were 58,851,972 shares of company's common stock, par value $0.001 per share, outstanding. 34,458,532 shares of common stock of the Company are held by affiliates. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock on the OTC Pink.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our Shark 710, Captain Capping machine and proprietary cartridges (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of our key products, primarily our 710 Shark cartridge filling machine, our 710 Captain capping machine, and our Cove and Riptide proprietary cartridges;
•	US Federal and foreign regulation of cannabis laws;
•	litigation by States affected by cannabis legalization;
•	our customers’ ability to access the services of banks;
•	competition from existing technologies or products or new technologies and products that may emerge;
•	the implementation of our business model and strategic plans for our business;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	developments relating to our competitors; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

PART I

Item 1. Business

We are a technology company focused on developing and commercializing products utilizing our proprietary technology platform. We service the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets with our oil vaporizer focused products. At present, we have three principal product lines consisting of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and our proprietary cartridges. Our customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, and distributors. We expect continued growth as we take measures to invest in our own molds and intellectual property. We utilize a direct sales force, independent sales representatives, a referral network of manufacturers of related equipment, and our website, convectium.com, to sell our principal products.

Our flagship product is the 710 Shark vaporizer cartridge filling machine. It is designed to inject oil into various cartridges (glass, plastic and PODS) while also having the capability to fill bottles and other form factors. The 710 Shark is based on a pneumatic system and has a heating mechanism that allows the oil to be injected and processed. It can fill 100 traditional cartridges in less than 30 seconds, saving our customers the valuable time and labor expense of hand filling cartridges - which is currently the industry norm. We estimate that, in most applications, the 710 Shark will have a 60x faster rate than hand filling. The 710 Shark is currently produced in China and the machine is now on its eighth version.

In the second quarter of 2018 we introduced our 710 Captain capping machine. It is designed to affix caps to the cartridges filled by our 710 Shark filling machine and matches the production capacity of the 710 Shark at 100 cartridges in 30 seconds. It is pneumatically operated. The 710 Captain is currently produced in Irvine, California, by a contract manufacturer.

A much smaller portion of our business consists of our sales of non-proprietary vaporizer cartridges with core materials ranging from plastic to glass and heating technology from cotton wicks to ceramic and wickless materials. We also offer a selection of batteries to match the cartridges. Batteries range from button-less standard heating to push-button adjustable heating settings. Most of the vaporizer cartridge and battery units can be customized to our customers’ specifications, including adjusting colors, materials, and adding logos and images per the customer’s request. We deliver the vaporizer products unassembled and deliver the hardware directly to customers where the product is then filled and assembled at customer’s place of business by their personnel. We maintain relationships with packaging manufacturers who offer sophisticated labeling and customization capabilities, allow us to add value to our customers’ packaging design processes.

We have two distinct distribution platforms for our products, traditional direct sales and online sales. The majority of our sales are direct B2B sales of our principal products, namely the 710 Shark, the 710 Captain and our proprietary cartridges in North America. We generate these sales through our employed sales force, outside independent sales representatives, and our referral network of related equipment manufacturers and resellers. Our primary customers for our principal products are medical and recreational dispensaries, large and small-scale processors and growers, and distributors. We utilize our convectium.com website to support these sales channels and products.

Separately, and at a much smaller scale, we sell non-proprietary cartridge and battery units both B2B and B2C using our BlackoutX.com website with limited support from our inside sales staff. While we have sold these collateral products into 52 different countries, most sales are into North America. We do not intend to devote substantial resources to expand this business over the next twelve months.

Our employed sales force consists of seven direct sales representatives and three inside sales representatives. The inside sales representatives are prospecting for leads and pass along larger leads to the outside representatives. We anticipate continued expansion of our sales team throughout North America as the demand for our products continues to expand.

Our marketing efforts include attending industry trade shows. In 2018, we participated in fourteen such trade shows which we believe helped generate a significant amount of business and marketing opportunities. We typically have a 10’ x 20’ booth with demo machines and various pens and cartridges that we sell.

We also advertise in industry magazines and at other regional events where both B2B and B2C opportunities exist. We plan to expand our marketing efforts to new jurisdictions as they pass medical and recreational cannabis use laws. We also believe we have a large opportunity in the Canadian marketplace which plans to be recreationally legal for oils sometime in 2019.

We also have entered into referral and reseller agreements to expand our market footprint across North America. Our partners include extraction companies, wholesalers, distributors and individuals with significant industry contacts. We intend to expand the number of referral and reseller partners. These agreements typically provide a commission or referral fee to the source upon a completed sale.

Corporate History and Background

We were initially incorporated under the laws of the State of Nevada on September 21, 1989, under the name Fulton Ventures, Inc. On September 19, 2002, we changed our name to Asia Premium Television Group, Inc. to more accurately reflect our business at the time. Effective November 16, 2009, we changed our name to China Grand Resorts, Inc. to more accurately reflect its new business efforts. Commencing in 2002, we acquired and sold a series of subsidiary entities that were incorporated in various foreign jurisdictions, including the People’s Republic of China, or PRC, Macau, Hong Kong and the British Virgin Islands. Through 2009, these subsidiaries engaged in a variety of businesses, including, principally, marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC.

The Company discontinued filing periodic reports under the Exchange Act, after it filed a quarterly report on Form 10-Q for the period ended June 30, 2014 (the “June 2014 10-Q”) on August 14, 2014. As reported in the Company’s annual report on Form 10-K for the year ended September 20, 2013 (the last periodic report filed under the Exchange Act with which the Company furnished audited financial statements) and the June 2014 10-Q, the Company was engaged, through its subsidiaries, in the provision of mobile phone based services in the PRC through Sun New Media Transaction Services Ltd., a Hong Kong corporation, and real estate investment in the PRC through Key Proper Holdings Limited, a British Virgin Islands corporation.

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and incumbent management as of the filing of the June 2014 10-Q, which we refer to as “former management,” nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports it filed with the SEC. Current management does not have in its possession any records of the Company prior to Mr. Glass taking operational control of the Company in April 2016, other than documents filed with or furnished to the SEC.

On April 4, 2016, Bryan Glass was appointed to serve as the custodian of the Company pursuant to an order of the District Court of Clark County Nevada, during the course of which Mr. Glass was issued 30 million shares of our common stock and served as our sole officer and director.

On September 14, 2018, we entered into an Agreement and Plan of Merger and Reorganization that resulted in the acquisition of the business of Jacksam, which we now operate as our wholly-owned subsidiary. Jacksam commenced operations as a Delaware corporation in August 2013 under the name Jacksam Corporation. Prior to the Merger, we were a dormant company without any active operations and we were a “shell company” as such term is defined in Exchange Act Rule 12b-2. Subsequently, as reported on our Form 10-Q filed November 5, 2018, we merged our wholly owned operating subsidiary into the parent in a transaction filed October 24, 2018 and effective November 5, 2018, and in connection with that transaction amended our articles of incorporation to change our name from China Grand Resorts, Inc. to Jacksam Corporation (the “Short Form Merger”).

Since the Merger, we have continued to operate the business of Jacksam Corporation, described herein, as our sole business.

Immediately prior to the Merger, we had 33,272,311 shares of our Common Stock issued and outstanding and no shares of preferred stock or any securities convertible into any class of our capital stock issued and outstanding. Per the Merger, each of the 149,870 shares of the pre-Merger Jacksam’s Common Stock issued and outstanding immediately prior to the Merger was converted into shares of our Common Stock at a ratio of 1:300.26023 for a total of 45,000,000 shares of our Common Stock. Additionally, (i) the rights to purchase common stock of Jacksam as contained in those certain Convertible Debentures of Jacksam (the “2017 Debentures”) originally issued between November 2017 and January 2018 in total principal amount of $1,718,500 and issued and outstanding immediately prior to the closing of the Merger were converted into a corresponding right to purchase shares of our Common Stock at a conversion price of $0.20 per share, or 8,592,500 shares in total; (ii) the rights to purchase common stock of Jacksam as contained in those certain Convertible Notes of Jacksam (the “2018 Notes”) originally issued in 2018 in total principal amount of $1,500,000 and issued and outstanding immediately prior to the closing of the Merger were converted into a corresponding right to purchase shares of our Common Stock at a conversion price of $0.73 per share, or 2,062,160 shares in total; and (iii) the warrant held by Altar Rock Capital (the “Altar Rock Warrant”) to purchase 16,652 shares of common stock of Jacksam was converted into the right to purchase 5,000,000 shares of our Common Stock at an exercise price of $0.001 per share for a total exercise price of $5,000.00. As a result, an aggregate of 60,654,660 shares of our Common Stock, including rights pursuant to the 2017 Debentures, the 2018 Notes, and the Altar Rock Warrant to acquire our Common Stock, were issued to the pre-Merger holders of Jacksam’s capital stock and convertible securities; provided, however, that the number of shares of our Common Stock issuable to any holder of a 2017 Debenture and to the holder of the Altar Rock Warrant may not, in any instance, exceed 4.99% of our then issued and outstanding Common Stock. Finally, 30 million shares of our Common Stock, purchased by Jacksam from Bryan Glass on September 14, 2018 for total consideration of $340,000, our former controlling shareholder, officer and director, were returned to treasury by Jacksam and cancelled.

Following the Merger and the related share issuances and cancellations, we had a total of 48,272,311 shares of our common stock issued and outstanding, plus rights to acquire an additional 15,654,660 shares of our common stock outstanding, for a total potential share count of 63,926,971 shares of our common stock in the event that all of the 2017 Debentures, the 2018 Notes and the Altar Rock Warrants were to be converted into our common stock.

The 2017 Debentures and the associated Registration Rights Agreement required us to file a registration statement covering the resale of the 8,592,500 shares of our common stock issuable upon conversion of the 2017 Debentures. The terms of the Altar Rock warrant similarly require us to file a registration statement covering the 5,000,000 shares of our common stock issuable upon exercise of the Altar Rock Warrant.

In prior documents, such as the 8-K and S-1/A, the shares related to the 2018 convertible notes were calculated incorrectly. The correct number of shares related to the 2018 notes are 2,062,160 as stated above.

Business Overview and Strategy

Our Products

We have three principal product lines consisting of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and our proprietary cartridges. A much smaller portion of our business consists of our sales of non-proprietary vaporizer cartridges and battery units.

The 710 Shark Filling Machine

We are presently selling version 7.0 of the 710 Shark Automated Cartridge & Disposable Filling Machine. The 710 Shark fills a wide range of different cartridges including stainless steel/glass and ceramic/plastic, as well as disposables; all of which we provide at an additional cost. The dual heat injection system makes it easy to fill even the thickest of oils into cartridges/disposables.

Details:

•	Up to 300 Cartridge or Disposable Fills in less than 60 seconds.
•	Average is 30 Seconds for 100 Cartridges of thick oil
•	4-in-1 Filling: Plastic, Ceramic, and Stainless Cartridges or Disposables
•	Dual Heated Injection System for the thickest of oils - temps up to 125C
•	Size: 52”H x 24”W x 14.5”D
•	Fill Range: 0.1ml (100 mg) - 3ml (3 g) per cartridge (x100)
•	Weight: 115 lbs

710 Captain Capping Machine

The 710 Captain Vape Cartridge Capping Machine is our first version of a capping machine. We started selling this product in the second quarter of 2018.

Details:

•	Caps 100 of cartridges in less than 30 seconds
•	No calibration required, plug & play
•	Built in air compressor; pneumatically operated
•	2-step press process to properly align and lock mouthpieces in place
•	76”H X 26”D x 24.25”W
•	UL Listed
•	Weight: 275lbs

Vaporizers-Cartridges and other Consumables

In addition to our proprietary cartridges and disposables, we also offer non-proprietary delivery devices for dry herbs, oils, and waxes. As well as batteries and packaging materials.

Products:

•	710 Cove Cartridge
•	Riptide Cartridge
•	Rechargeable disposables
•	PREM31R Vape
•	Inline airflow batteries
•	Variable voltage batteries
•	Other Consumables

Our Business Strategy

Our overall goal is to become a leading technology company in that segment of the vaporizer filling, capping and systems business that focuses on serving the cannabis, hemp and CBD industries. We are focused on developing and commercializing products utilizing our proprietary filling, capping and vaporizer systems.

Our immediate term goals are:

•

Increase awareness, efficiency and demand for the 710 Shark and the 710 Captain machines. We intend to continue to develop increasing efficient and fast iterations of our Shark filling machine and our Captain capping machine.

•	Create new products. We plan to create more proprietary vaporization cartridges that we can sell to our customers as a closed proprietary system.

•

Increase our domestic and international presence. As more states and countries approve legalized cannabis use, we plan on hiring additional sales personnel where appropriate to take advantage of new markets. We also plan to continue to grow our distributor and affiliate networks to meet expected additional demand for our products.

Existing or Probable Governmental Regulation

Because cannabis remains illegal under US federal law and our products are primarily purchased by providers of cannabis to consumers in those states that have legalized medical or recreational cannabis, a change in US federal enforcement priorities could adversely affect our customers and our business.

Our products and business are not otherwise subject to material governmental regulation other than those laws and regulations of general application.

Market and Competition

The automated cartridge filling and packaging industry in the cannabis, hemp and CBD marketplace is relatively nascent. We believe that we are the largest manufacturer of cannabis focused filling machines, with an approximately 50% market share by units sold. Most cartridge filling operations are still done by hand at present, with a throughput rate of approximately 75 per hour. Hand-filling remains our largest competitor.

The competition in the cannabis specific filling machine market consists of a few players that are focused on regional markets and small growers. Our most direct competitors include Thompson-Duke, Transpring, and Cooljarz. Thompson-Duke is based in Oregon. Its system will fill approximately 16-20 cartridges per minute. Transpring is based in China. Its system will fill approximately 30 cartridges per minute. Cooljarz is based in California. Its system will fill approximately 12 cartridges per minute.

Additionally, there are a few manufacturers that manufacture and distribute directly from China, none of which appear to have gained significant market share.

Our most substantial competitive threat would be from the large tobacco e-cigarette manufacturers and the large medical equipment manufacturers, should either decide to enter the automated cartridge filling and packaging industry for cannabis, hemp and CBD. Many of these companies possess substantially greater manufacturing, sales, marketing, research and development, and financial resources. To date, however, none have entered the market. Nor are we aware of any with immediate plans to do so. We believe that failure is due to the fact that federal and state laws are in the process of changing significantly. Were any large tobacco e-cigarette manufacturer or medical equipment manufacturer to enter the market, our business and prospects would be adversely affected.

Intellectual Property Rights

We currently have one Certificate of Design Patent from the Peoples Republic of China for the 710 Shark filling machine, number ZL201630571863.4 issued May 31, 2017, which is valid for ten years. We have not filed for any other patents but continue to examine whether, and where, it may be advantageous for us to do so. We intend to seek US patents for certain aspects of our 710 Shark and our 710 Captain machines as well as certain of our proprietary cartridges.

In addition, we also rely upon trade secrets, know-how, trademarks, copyright protection, and continuing technological opportunities to develop and maintain our competitive position. We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property. We require our employees, consultants, and third-party collaborators to execute confidentiality and invention assignment agreements upon commencing employment or consulting relationships with us.

Research and Development

Our research and development group consists of our founder and director, Daniel Davis, and three employed engineers. These individuals also work with our manufacturers to design new products. We are currently in the process of developing an updated 710 Shark filling machine, an updated 710 Captain capping machine and new proprietary vaporizers and cartridges.

Employees

Presently, we have 18 full-time employees. Eleven employees are engaged in marketing, sales and business development, three employees, plus our founder, are engaged in research and development and engineering, two are engaged in project management and manufacturing, one is engaged in shipping and logistics management, and three employees are engaged in general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Item 1A Risk Factors

As a smaller reporting company we are not required to include Risk Factors in our 10K filing.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

At present, we do not hold title to any real estate property. Our property is leased. We do not have any mortgages, liens or encumbrances against any such properties.

Rancho Santa Margarita Lease

On April 30, 2017 we entered into a lease with Pacific Margarita LLC for premises consisting of approximately 3,145 square feet located at 30191 Avenida de las Banderas, Ste. B in Rancho Santa Margarita, California. The lease commenced on April 1st, 2017 and is for a term of 37 calendar months. We received the first month at no cost and the lease expense was $3,082 for months 2-12 and increases according to the following schedule: $3,617 for months 13-25, then $3,761 for months 26-37. We have an option to extend for an additional two (2) years under the same terms and conditions as the original lease, but subject to an adjustment of the rental rate to the then fair market value.

Item 3. Legal Proceedings

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mining Safety Disclosures

Not applicable.

PART II

Item 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Pink Tier of the OTC Markets Group, Inc. under the symbol “JKSM”. The following table sets forth the high and low sale prices for our Common Stock for each quarterly period within the two most recent fiscal years. There has been minimal reported trading to date in the Company’s common stock.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarter indicated as reported on the OTC. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2018		2017
	High	Low	High	Low
First Quarter ended March 31	$0.15	$0.15	$0.05	$0.05
Second Quarter ended June 30	$0.20	$0.15	$0.05	$0.05
Third Quarter ended September 30	$1.25	$0.20	$0.05	$0.05
Fourth Quarter ended December 31	$3.90	$0.30	$0.15	$0.05

Holders of Record

As of March 21, 2019, there were 58,851,972 shares of our common stock issued and outstanding. There were 175 stockholders of record at this time.

DIVIDEND POLICY

We have not previously declared nor paid any cash dividend on any shares of our Common Stock, nor have we determined to pay dividends on such shares in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business plan and objectives. The permissibility to pay dividends on our shares if restricted by Section 78.288 of the Nevada Revised Statutes, which provides that a company may not issue a dividend if the result of such dividend would be to make the company have negative retained earnings. There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Furthermore, there is no assurance that the Board of Directors will declare dividends even if profitable. Dividend policy is subject to the Nevada Revised Statutes and the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors that our Board of Directors considers significant.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for our products, and competition.

The following discussion provides information that management believes is relevant to an assessment and understanding of our past financial condition and plan of operations. The discussion below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this prospectus.

We were incorporated in the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Since inception, the Company has engaged in a variety of businesses but has been inactive since approximately late 2014 through the Merger that closed September 14, 2018. Since the Merger, our sole business has been the design, manufacture and sale of oil vaporizer cartridges and filling machines, primarily for use in the medical cannabis, hemp, and CBD industries.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with U.S. Generally Accepted Accounting Principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount and estimates of the probability and potential magnitude of contingent liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Grand Resorts, Inc. and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. All amounts are deemed collectible at December 31, 2018.

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

At December 31, 2018 and December 31, 2017, the Company had $764,095 and $124,121 in inventory, respectively. The December 31, 2018 and December 31, 2017 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2018, and December 31, 2017, the Company has determined that an allowance of $0 and $0 is required.

Property, Plant and Equipment

Property and equipment is measured at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5 to 7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active;

Quoted prices for similar assets or liabilities in active markets; Inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and an approximate of their fair values because of the short maturity of these instruments.

Binomial Calculation model: The Company uses a binomial calculator model to determine fair market value of warrants and options issued.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended December 31, 2018 and 2017, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 5,000,000 and 3,171,048 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2018 and 2017, as they would be anti-dilutive.

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of stock or equity contracts (i.e., equity-classified warrants and convertible preferred stock) are recorded as a charge against the gross proceeds of the offering. Any issuance costs associated with the issuance of liability-classified warrants are expensed as incurred. Issuance costs associated with the issuance of debt (i.e., convertible debt) is recorded as a direct reduction of the carrying amount of the debt liability but limited to the notional value of the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount to interest expense using the effective interest method over the expected term of the notes pursuant to ASC 835, Interest (“ASC 835”). To the extent that the reduction from issuance costs of the carrying amount of the debt liability would reduce the carrying amount below zero, such excess is recorded as interest expense.

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

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Derivatives and Hedging

On July 1, 2017, the Company early adopted ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrant holder as stock compensation.

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

Stock Based Compensation

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

Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

On January 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. The adoption has had an immaterial impact to the Company’s comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to the Company’s net income on an ongoing basis.

Cost of Sales

Cost of sales represents costs directly related to supplies and materials, machines, freight & delivery, commissions, printing, packaging and other costs.

Advertising and Marketing Expenses

Advertising & Marketing expense include cost incurred in public relations, online marketing, magazine, social networking etc.

General and Administrative Expenses

General and administrative expenses include costs incurred in wages and salaries, interest expense, interest expense (loans), officer salaries etc. Operating lease expense as on December 31st, 2017 and 2016 was $45,863 and $27,685, respectively.

Income Tax Provision

Since inception of the Company on August 29, 2013 through March 5, 2017, the Company was taxed as a pass-through entity for federal and state income tax purposes as an S Corporation. For federal and state Income tax purposes, income and losses are passed through to the shareholders. As a pass-through entity, the Company was subject to California state income tax.

On March 6, 2017, the Company inadvertently terminated its S election by issuing common stock to an ineligible shareholder. On March 6, 2016 and thereafter, the Company is taxed as a C corporation. The Company is subject to income taxes in the United States.

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within the related tax liability.

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Subsequent Events

The Company evaluates events occurring after the date of its consolidated balance sheet for potential recognition or disclosure in its consolidated financial statements. There have been no subsequent events that occurred through the date the Company issued its consolidated financial statements that require disclosure in or adjustment to its consolidated financial statements.

Marketable Securities

We report investments in marketable equity securities, and certain other equity securities, at fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We currently do not have any available for sale securities.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading are included in earnings.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. If we do not expect to recover the entire cost basis of the security, we consider the security to be other-than-temporarily impaired (OTTI), and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered OTTI and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be OTTI, and we record the difference between the security’s amortized cost basis and its fair value in earnings.

Recently Issued Accounting Pronouncements

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the twelve months ended December 31, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 will simplify the income tax consequences, accounting for forfeitures and classification on the statements of consolidated cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company elected to adopt ASU 2016-09 in the first quarter of 2017 retrospectively to January 1, 2017. As a result of adopting ASU No. 2016-09 during the year ended December 31, 2017, the Company adjusted its accumulated deficit related to the accounting policy election to recognize the impact of share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year in which the guidance is adopted. As a result of this adoption, the Company recorded a decrease to accumulated deficit of approximately $28,000 with an offset to Additional Paid-in Capital as of January 1, 2017.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under FASB Accounting Standards Codification 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. We have evaluated the impact of ASU No. 2016-15 and noted it had no impact on our consolidated financial statements for the twelve months ended December 31, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issue Task Force), or ASU 2016-18. This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. Our consolidated financial statements reflect this standard for the twelve months ended December 31, 2018 and 2017.

In July 2017, the FASB issued ASU 2017-11, ”Earnings Per Share (ASC 260) Distinguishing Liabilities from Equity (ASC 480) Derivatives and Hedging (ASC 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of ASU 2017-11 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has chosen to early adopt this standard on April 1, 2018 with retroactive restatement of comparative periods. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrant holder as stock compensation.

Financial Presentation

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

Basis of Presentation

The audited consolidated financial statements of Jacksam for the fiscal years ended December 31, 2018 and 2017, contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Product revenue consists of sales of consumer vaporizers and of the 710 Shark filling machine, 710 Captain capping machine, Cove cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves the warehouse on the way to the customer.

For the 710 Shark filling machine and 710 Captain capping machine, training is coordinated with the customers in accordance with their availability but generally completed within a week or two of the shipment. Standard warranties are offered at no cost to customers to cover parts (3 years), labor and maintenance for one year for product defects.

Cost of Revenue

Product cost of revenue primarily consists of the cost of materials, labor and overhead associated with the manufacture of both our vaporizers and the 710 Shark filling machine and 710 Captain capping machine.

We expect our cost of revenue per unit to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel, employee benefits and travel associated with our direct sales force, project managers and sales management. Sales and marketing expenses also include costs associated with our support of business development efforts with distributors and partners and costs related to trade shows and our marketing program. We expense sales and marketing costs as incurred. We expect sales and marketing expenses to increase in future periods as we expand our sales force and our marketing organization and increase our participation in global trade shows and marketing programs, including consumer marketing.

General and Administrative. Our general and administrative expenses consist primarily of compensation and related costs for personnel, employee benefits and travel. In addition, general and administrative expenses include, third- party consulting, legal, audit, accounting services, and allocations of overhead costs, such as rent, facilities and information technology. We expect general and administrative expenses to increase in absolute dollars following the consummation of the Merger due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company, as well as other costs associated with growing our business.

Interest Income

Interest income consists primarily of interest income received on our cash and cash equivalents.

Interest Expense

Interest expense consists primarily of interest from notes due to debtholders.

RESULTS OF OPERATIONS – Twelve Month Periods

The following set forth our results of operations for the Fiscal Years ended December 31, 2018 and December 31, 2017:

Revenue

Total revenue during the twelve months ended December 31, 2018 were $6,628,919 (comprised of $3,759,917 of machine sales and $2,869,002 of cartridges and other consumables. Compared to the year-ended December 31, 2017 which had $1,569,456 (comprised of $1,130,008 (72%) of machine sales and $439,448 (28%) of cartridges and other consumables). The sales of growth of $5,059.463 or 332% was primarily driven by increasing the sales staff year over year and the development of proprietary 710 Cove and Riptide cartridges.

While our sales have increased substantially, we have had ongoing challenges working with our Chinese contract manufacturers. We made the decision to end a relationship with a cartridge supplier because of poor quality and we are continuously evaluating the performance of other contract manufacturers.

We made the decision to produce our 710 Captain capping machine, in the U.S., which was released in June of 2018. We are developing a U.S. made oil filling machine, which we expect to be available for sale in the second quarter of 2019.

In 2018, returns and faulty products reduced revenues by approximately $148,000 (2%) for cartridges and other consumables and approximately $103,000 (2%) for machines. In 2017, returns and faulty products reduced revenues by approximately $82,000 (5%) for cartridges and approximately $137,000 (9%) for machines.

In addition, the quality issues, particularly with the cartridges, have caused some customers to not re-order. The amount of lost business from a lack of re-orders is not quantifiable, but we believe that it is significant.

Cost of Revenue

Total cost of revenue was $4,859,153 during the twelve months ended December 31, 2018 compared to $1,248,919 for the twelve months ended December 31, 2017. The cost of revenue increased by $3,610,234, which was related to the increased sales in 2018.

The cost of revenue in 2018 was increased for defective and returned cartridges by approximately $461,000 (9%) and machines by approximately 93,900 (2%). The cost of revenues in 2017 was increased for defective and returned cartridges by approximately $75,000 (7%) and machines by approximately 75,000 (7%). The increase in gross margin percentage from 20% to 27% was primarily attributable greater percentage of returns and defective products in 2017 than 2018.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative during the during the twelve months ended December 31, 2018 increased to $3,567,222 (comprised of $1,772,348 in salaries and $1,794,874 of other expenses) compared to December 31, 2017 which produced expenses $1,570,527 (comprised of $583,922 in salaries and $986,605 of other expenses) The $1,996,695 increase was primarily attributed to increased staff and marketing. There were no other expenses greater than 10% in either period.

Interest Expense

Interest expense during the twelve months ended December 31, 2018 was $135,914 compared to $74,982 for the twelve months ended December 31, 2017. The increase of $60,932 was due to increased debt obligations.

Liquidity and Capital Resources

Since Jacksam’s inception in 2013 as a Delaware corporation, we have incurred net losses and negative cash flows from operations. During the twelve months ended December 31, 2017 and December 31, 2018, we had net losses of $1,324,972 and $1,939,873 respectively. At December 31, 2018, we had an accumulated deficit of $4,519,497.

At December 31, 2018, we had cash and cash equivalents of $1,074,105. To date, we have financed our operations principally through borrowing on credit facilities, debt of $594,000, issuance of equity of $457,500, issuances of Convertible Debt of $3,813,500 and receipts of customer deposits for new orders and payments from customers for Shark 710 machines, 710 Captain capping machines and cartridges.

On November 8, 2018, we entered into a Line of Credit Agreement with Bass Point Capital, LLC, a Massachusetts limited liability company controlled by Doug Leighton, who is also a principal in Altar Rock Capital, one of our shareholders and the holder of the Altar Rock Warrant. The Line of Credit Agreement allows us, at the discretion of the lender, to borrow up to $250,000 by making specific requests therefor which draws, if any, will be due and payable on individually determined terms. Brass Point Capital, LLC is under no obligation to honor any request we may make for an advance under the Line of Credit Agreement.

The only capital commitment that Jacksam has currently is the lease at 30191 Avenida de las Banderas in Rancho Santa Margarita, California for $51,600 annually through April of 2020.

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

We anticipate that we will need additional financing to continue as an ongoing entity over the next 12 months. Over the course of the next 12 months, we plan to raise capital to support our business plan through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock, or that we will be able to raise sufficient capital required to implement our business plan on acceptable terms, if at all. Even if we are successful in raising sufficient capital to implement our business plan, we may continue to be unprofitable.

We anticipate our cash requirements to be as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
General operating expenses	1,200,000
Additional staff	400,000
Increased marketing and advertising costs	300,000

Total	$1,900,000

_____

*Estimated expense

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

Several of our products are produced in China, specifically our 710 Shark filling machines, our proprietary cartridges, and the batteries and disposable pens that use those cartridges. We do not have firm purchase or minimum quantity commitments with any of our Chinese suppliers. Certain of our Chinese suppliers require a deposit in the range of 25% to 30% of the total cost of an order before beginning production. All of our Chinese suppliers require that the entirety of the purchase price of an order be sent prior to shipment to us. However, since we generally require that our customers make a deposit of not less than half of any order for product, including the products produced in China, as a condition of accepting an order from our customers, we typically have on hand sufficient funds to cover the entirety of the amounts owed to our Chinese suppliers in advance. The timing of cash payment obligations are thus coordinated so as to not create a cash flow or liquidity problem for us.

For the years ended December 31, 2018 and 2017, cash provided by (used in) operating activities was $1,406,681 and $578,515, an increase of $828,166.

Investing Activities

For the twelve months ended December 31, 2018 and 2017, cash provided by (used in) investing activities was $193,500 and $(6,423) respectively.

Financing Activities

For the fiscal year ended December 31, 2018, cash provided by financing activities was $1,140,912. The Company also made $94,088 of payments to pay down notes payable and $340,000 related to reverse acquisition and repurchase common stock.

During the twelve months ended December 31, 2017, $1,731,312 of cash provided by financing activities was from the issuance of convertible debt and the issuance of equity from Company’s investors. The Company also made $102,184 of payments to pay down notes payable and $110,000 to repurchase common stock.

Off-Balance Sheet Arrangements

During the year ended December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

Going Concern

None of the reports from our auditor L&L CPAs, PA on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. We have included the going concern qualification in our Form S-1/A previously filed with the SEC.

Seasonality

In the past, our operating results and operating cash flows historically have not been subject to seasonal variations. At this time, we do not anticipate having any seasonal fluctuations in sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Jacksam Corporation (FKA China Grand Resorts, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jacksam Corporation (FKA China Grand Resorts, Inc.) (“the Company”) as of December 31, 2018 and 2017 the related statement of operations, stockholders’ deficit, cash flow and the related notes (collectively referred to as the “financial statements”) for the years ended December 31, 2018 and 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 1, 2019

The firm has served this client since January 2018.

www.llcpas.net

Jacksam Corporation
(formerly: China Grand Resorts, Inc.)
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets

Current Assets:
Cash	$1,074,105	$1,146,374
Accounts receivable, net	25,485	-
Inventory, net	764,095	124,121
Prepaid expenses	37,500	-
Marketable securities	-	200,004
Total Current Assets	1,901,185	1,470,499

Property and equipment, net	14,346	15,413
Other Assets	-	2,461

Total Assets	$1,915,531	$1,488,373

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	537,601	133,160
Deferred revenue	906,964	200,852
Convertible notes payable, current portion	3,218,500	-
Notes payable	70,912	165,000
Accrued liabilities - other	1,642,118	-
Total Current Liabilities	6,376,095	499,012

Long-Term Liabilities:
Convertible notes payables	-	1,643,500
Total Long-Term Liabilities	-	1,643,500

Total Liabilities	6,376,095	2,142,512

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding
Common stock - 90,000,000 authorized, $0.001 par value, 48,272,311 and 41,828,952 shares issued and outstanding, respectively	48,272	41,829
Additional paid-in capital	10,661	1,883,656
Accumulated deficit	(4,519,497)	(2,579,624)
Total Stockholders' Deficit	(4,460,564)	(654,139)

Total Liabilities, and Stockholders' Deficit	$1,915,531	$1,488,373

The accompanying notes are an integral part of these financial statements

Jacksam Corporation
(formerly: China Grand Resorts, Inc.)
Consolidated Statements of Operations
For the years ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Sales	$6,628,919	$1,569,456

Cost of Sales	4,859,153	1,248,919

Gross Profit	1,769,766	320,537

Operating Expenses
Salaries and wages (including contractors)	1,772,348	583,922
Other Selling, general and administrative expenses	1,794,874	986,605
Total operating expenses	3,567,222	1,570,527

Loss from operations	(1,797,456)	(1,249,990)

Other Expense
Other expense	(6,503)	-
Interest expense	(135,914)	(74,982)
Total Other Expense	(142,417)	(74,982)

Net Loss	$(1,939,873)	$(1,324,972)

Net Loss Per Share
Basic and Diluted	$(0.04)	$(0.03)

Weighted average shares outstanding
Basic and Diluted	44,402,805	40,635,345

The accompanying notes are an integral part of these financial statements

Jacksam Corporation
(formerly: China Grand Resorts, Inc.)
Consolidated Statement of Stockholders' Equity (Deficit)

	Common Stock, $.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	32,972,176	$32,972	$952,878	$(1,254,652)	$(268,802)

Common stock issued, net of issuance cost	3,002,602	3,003	396,997	-	400,000

Warrants expense	-	-	50,783	-	50,783

Common stock issued in exchange for convertible notes and interest	431,474	431	99,569	-	100,000

Repurchase of common stock	(8,407,286)	(8,407)	(101,593)	-	(110,000)

Stock based compensation	13,829,986	13,830	167,123	-	180,953

Convertible debt imputed interest	-	-	6,156	-	6,156

Options expense	-	-	311,743	-	311,743

Net loss	-	-	-	(1,324,972)	(1,324,972)

Balance, December 31, 2017	41,828,952	41,829	1,883,656	(2,579,624)	(654,139)

Excersie of stock options	3,171,048	3,171	(3,171)	-	-

Repurchase of shares prior to merger	-	-	(340,000)	-	(340,000)

Recapitalization	3,272,311	3,272	(1,645,390)	-	(1,642,118)

Convertible debt imputed interest	-	-	115,566	-	115,566

Net loss	-	-	-	(1,939,873)	(1,939,873)

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$(4,519,497)	$(4,460,564)

The accompanying notes are an integral part of these financial statements

Jacksam Corporation
(formerly: China Grand Resorts, Inc.)
Consolidated Statements of Cash Flows
For the year ended December 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,939,873)	$(1,324,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,067	1,066
Stock based compensation	-	543,479
Loss on sale of marketable securities	6,504	-
Imputed interest	115,566	6,156
Inventory impairment	128,640	-
Net change in:
Accounts receivable	(25,485)	-
Inventory	(768,614)	(37,547)
Other assets	(35,039)	(2,461)
Accounts payable and accrued expenses	404,441	82,537
Deferred revenue	706,112	153,227

Net Cash used in Operating Activities	(1,406,681)	(578,515)

Cash Flows from Investing Activities
Cash overdraft	-	(1,082)
Proceeds from sale of marketable securities	193,500	-
Purchase of property and equipment	-	(5,341)

Net Cash used in Investing Activities	193,500	(6,423)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	1,575,000	1,743,500
Payments on notes payable	(94,088)	(102,184)
Payments related to reverse acquisition and re-purchase of shares	(340,000)	(110,000)
Proceeds from the sale of common stock	-	199,996

Net cash provided by financing activities	1,140,912	1,731,312

Net Change in Cash and Cash Equivalents	(72,269)	1,146,374

Cash and Cash Equivalents, Beginning of Period	1,146,374	-

Cash and Cash Equivalents, End of Period	$1,074,105	$1,146,374

Cash Paid For:
Income Taxes	$-	$-
Interest	$10,408	$-

Non-cash transactions:
Recapitalization related to reverse merger	$1,642,118	$-
Common stock issued to settle convertible notes payable	$-	$100,000
Common stock issued in exchange for marketable securities	$-	$200,004

The accompanying notes are an integral part of these financial statements

Jacksam Corporation

(formerly: China Grand Resorts, Inc.)

Notes to the Financial Statements

Note 1: Organization and Nature of Operations

Jacksam Corporation (the “Company”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective on November 16, 2009, the name was changed to China Grand Resorts Inc. Effective November 5, 2018, the name was changed to Jacksam Corporation. After the September 30, 2014 10-Q filing, the management of the Company abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc. became a dormant company until 2016 when a new shareholder acquired stock to become the majority shareholder and owner of the Company.

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

Jacksam Corporation (“Jacksam”) is a technology company focused on developing and commercializing products utilizing a proprietary technology platform. The Company services the medical cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets with oil vaporizer focused products. As of December 31, 2017, the Company had two principal product lines consisting of vape cartridges and batteries and a filling machine. Customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors and growers, and distributors. The Company expects continued growth as they take measures to invest in their own molds and intellectual property. The Company operates and sells products from the website www.Convectium.com.

Note 2: Significant Accounting Policies

The significant accounting policies set out below have been applied consistently to all periods presented in these financial statements, unless otherwise indicated:

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jacksam Corporation and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

Basis of Measurement

These financial statements are presented in US dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value.

Use of Estimates

The preparation of financial statements is in conformity with U.S. Generally Accepted Accounting Principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount and estimates of the probability and potential magnitude of contingent liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. All amounts are deemed collectible at December 31, 2018.

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

At December 31, 20178 and December 31, 2017, the Company had $764,095 and $121,121 in inventory, respectively. The December 31, 2018 and 2017 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2018, and December 31, 2017, the Company has determined that no allowance is required.

Property and Equipment

Property and equipment is measured at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5 to 7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; Quoted prices for similar assets or liabilities in active markets; Inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and an approximate of their fair values because of the short maturity of these instruments.

Binomial Calculation Model

The Company uses a binomial calculator model to determine fair market value of warrants and options issued.

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

On January 1, 2018, the Company adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments (“new revenue standard”) to all contracts using the modified retrospective method, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting standards under Topic 605. The adoption has had an immaterial impact to the Company’s comparative net income and as such comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to the Company’s net income on an ongoing basis.

Performance Obligations

Sales of machines and consumable products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectibility is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. The customer has a 10 day period to inspect the equipment and may return the product if it does not meet the agreed-upon specifications. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of machines and consumable products.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2018, none of the Company’s contracts contained a significant financing component.

The Company elected the practical expedient to not adjust the amount of revenue to be recognized under a contract with an end user for the effects of time value of money when the timing difference between receipt of payment and recognition of revenue is less than one year.

The majority of the Company’s contracts offer an assurance-type warranty of the products at no additional cost for a period of 3 years. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation. At the time a sale is recognized, the Company estimated future warranty costs, which were trivial.

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. At December 31, 2018, $906,964 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Critical Accounting Estimates

Estimates are used to determine the amount of variable consideration in contracts, the standalone selling price among separate performance obligations and the measure of progress for contracts where revenue is recognized over time. The Company reviews and updates these estimates regularly.

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

For the years ended December 31, 2018 and 2017, machine sales were $3,759,917 and $1,130,008, respectively. For the years ended December 31, 2018 and 2017, consumable product sales were $2,869,002 and $439,448, respectively.

Cost of Sales

Cost of sales represents costs directly related to supplies and materials, machines, freight and delivery, commissions, printing, packaging and other costs.

Advertising and Marketing Expenses

Advertising and marketing expense include cost incurred in public relations, online marketing, magazine, social networking etc. For the years ended December 31, 2018 and 2017 advertising and marketing expenses were $175,234 and $69,230, respectively.

Income Tax Provision

Since inception of the Company on August 29, 2013 through March 5, 2017, the Company was taxed as a pass-through entity for federal and state income tax purposes as an S Corporation. For federal and state Income tax purposes, income and losses are passed through to the shareholders. As a pass-through entity, the Company was subject to California state income tax.

On March 6, 2017, the Company inadvertently terminated its S election by issuing common stock to an ineligible shareholder. On March 6, 2016 and thereafter, the Company is taxed as a C corporation. The Company is subject to income taxes in the United States.

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Accrued interest and penalties are included within the related tax liability.

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Marketable Securities

We report investments in marketable equity securities, and certain other equity securities, at fair value. Unrealized gains and losses on available-for-sale investment securities are included in shareowners’ equity, net of applicable taxes and other adjustments. We currently do not have any available for sale securities.

Realized gains and losses are accounted for on the specific identification method. Unrealized gains and losses on investment securities classified as trading are included in earnings.

We regularly review investment securities for impairment using both quantitative and qualitative criteria. If we do not expect to recover the entire cost basis of the security, we consider the security to be other-than-temporarily impaired (OTTI), and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is also considered OTTI and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. For equity securities, we consider the length of time and magnitude of the amount that each security is in an unrealized loss position. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to be OTTI, and we record the difference between the security’s amortized cost basis and its fair value in earnings.

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

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of stock or equity contracts (i.e., equity-classified warrants and convertible preferred stock) are recorded as a charge against the gross proceeds of the offering. Any issuance costs associated with the issuance of liability-classified warrants are expensed as incurred. Issuance costs associated with the issuance of debt (i.e., convertible debt) is recorded as a direct reduction of the carrying amount of the debt liability but limited to the notional value of the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount to interest expense using the effective interest method over the expected term of the notes pursuant to ASC 835, Interest (“ASC 835”). To the extent that the reduction from issuance costs of the carrying amount of the debt liability would reduce the carrying amount below zero, such excess is recorded as interest expense.

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

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount. When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Derivatives and Hedging

On July 1, 2017, the Company early adopted ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. The Company has concluded that the retroactive provisions of ASU 2017-11 had no impact on the accounting for the Company’s previously outstanding warrant which had been issued to the warrant holder as stock compensation.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the years ended December 31, 2018 and 2017, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 15,654,660 and 13,217,500 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2018 and 2017, as they would be anti-dilutive.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This standard became effective on January 1, 2018. This standard did not have a material impact on our consolidated financial statements and related disclosures for the six months ended June 30, 2018.

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

Note 3: Furniture and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(6,298)	(5,231)
Property and equipment, net	$14,346	$15,413

Depreciation expense amounted to $1,067 and $1,066 for the years ended December 31, 2018 and 2017 respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2018 and 2017:

	2018	2017
Accounts payable	$456,163	$102,249
Credit cards payable	24,517	5,398
Accrued interest	1,049	16,766
Sales tax payable	54,272	7,147
Other	1,600	1,600
Total Accounts payable and accrued expenses	$537,601	$133,160

Note 5: Notes Payable

A summary of Notes Payable are as follows as of December 31, 2018 and 2017:

	2018	2017
Note payable dated August 22, 2016, bearing interest at 12% per annum, due November 22, 2016, past due at year end, paid in full July 2018	$-	$75,000

Note payable dated November 21, 2016, bearing interest at 12% per annum, due February 21, 2017, currently past due	70,912	90,000

Total notes payable	70,912	165,000
Less: current portion	70,912	165,000
Long term portion of notes payable	$-	$-

As of December 31, 2018, and December 31, 2017, accrued interest on these loan outstanding balances for $1,049 and $16,766 respectively.

Note 6: Convertible Notes Payable

In December 2017, the Company issued non-interest bearing convertible debentures to 36 investors in exchange for $1,643,500 (the “2017 Notes”). The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates. Imputed interest of $68,556 was calculated and accrued at 4% and recorded to additional paid in capital.

In March 2018, the Company issued non-interest bearing convertible notes to two investors in exchange for $1,500,000 (the “2018 Notes”). The 2018 Notes have a one-year term and are convertible into the Company’s common stock at an initial per share price of $0.73 at any time subsequent to the issuance date. The share price will be adjusted to prevent dilution upon the Company issuing increasing the fully dilutive basis of shares outstanding. Upon either the maturity date or a successful financing involving the Company’s common stock or a financial instrument convertible into common stock at a valuation of $45,000,000 or more, the 2018 Notes are subject to mandatory conversion to the Company’s common stock, if not previously converted.

Further the Company evaluated the conversion feature and determined that there was no beneficial conversion feature or derivative liabilities. Imputed interest of $47,014 was calculated and accrued at 4% and recorded to additional paid in capital.

Note 7: Income Taxes

The components of the provision for income taxes for the years ended December 31, 2018 and 2017, respectively, consisted of the following:

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
Current:
Federal	-	-
State	$800	$1,600
	800	1,600
Deferred:
Federal	-	-
State	-	-
	-	-

Total provision for (benefit from) income taxes	$800	$1,600

Deferred tax assets (liabilities) consist of the following:

	For the year ended	For the year ended
	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating losses	$673,067	$176,649
Other	1,900	-
Total Deferred Tax Asset	674,967	176,649

Valuation Allowance	(674,759)	(176,384)

Deferred Tax Liabilities
Fixed Assets	(208)	(265)

Net Deferred Tax Assets/(Liabilities)	$0	$0

Reconciliation of the statutory federal income tax to the Company's effective tax:

	December 31, 2018	December 31, 2017
Tax at Federal Statutory Rate	21.00%	34.00%
State Taxes	6.77%	-0.79%
Nondeductible Items	-0.87%	-14.39%
Valuation Allowance	-26.86%	-13.32%
Rate Change	0.00%	-5.66%
Other	-0.09%	0.04%
Provision for Taxes	-0.04%	-0.12%

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Tax Act did not give rise to any material impact on the balance sheet and statement of operations due to the Company's historical loss position and the full valuation allowance on its net deferred tax assets.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. As such, in accordance with SAB 118, the Company completed its analysis during the fourth quarter of 2018 considering current legislation and guidance resulting in no material adjustments from the provisional amounts recorded during the prior year.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable for the period ending December 31, 2017. On the basis of this evaluation, as of December 31, 2017, a full allowance has been recorded on its net deferred tax assets.

As of December 31, 2018, the Company had $630,883 of federal and $2,430,893 of state net operating loss carryforwards available to reduce future taxable income which will begin to expire on December 31, 2037. As of December 31, 2018, the Company has $1,765,797 of federal net operating loss carryforwards available to reduce future taxable income which carryforward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company is in the process of determining if significant limitations would be placed on the utilization of its net operating loss carry-forwards due to prior ownership changes.

As of December 31, 2018, the Company does not have any unrecognized tax benefits. As of December 31, 2018, the Company has not recognized any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the U.S. and California. Tax Years 2015 to 2018 remain subject to examination for federal income tax purposes, and tax years 2014 through 2018 remain open to examination for California income tax purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and California income tax purposes.

Note 8: Equity

Common Stock

As of December 31, 2018, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock.

For the year ended December 31, 2018:

In accordance with the terms of the Exchange Agreement, and in connection with the completion of the acquisition, on the Closing Date the Company issued 45,000,000 shares of common stock, par value $0.001 per share to the Jacksam shareholders in exchange for all of the issued and outstanding Jacksam common stock. In addition, the previous majority shareholder of China Grand Resorts, Inc. returned 30,000,000 shares of common stock to the treasury of the Company in exchange for $340,000. Following the acquisition there was a total of 48,272,311 shares of common stock issued and outstanding of which 3,272,311 are held by shareholders of the Company prior to the merger. This transaction was recorded as a recapitalization of a negative $1,642,118.

During 2018, 3,171,048 options were exercised on a cashless basis.

During 2018 the Company issued convertible debentures with a 0% stated interest rate. As a result, imputed interest was calculated and recorded to equity in the amount of $115,586.

For the year ended December 31, 2017:

During 2017, the Company issued to Singlepoint a certificate representing ten percent (10%) of the Company Membership Interests or 3,002,602 shares. In consideration thereof, SinglePoint issued to the Company a certificate representing that number of shares of Singlepoint Common Stock with an aggregate value of Two Hundred Thousand Dollars ($200,000) based on the average ten previous trading day’s closing price per share as well Two Hundred Thousand Dollars ($200,000) of cash.

During 2017 one Convertible Note holders converted $100,000 of Convertible Notes into a total of 431,474 shares in accordance with the agreements.

During 2017 the Company re-purchased 8,407,286 shares of stock from a former officer for $110,000.

During 2017 the Company issued Mr. Davis 6,173,350 shares and Mr. Adams 7,656,636 shares of stock for services as officers of the Company. The total value of the issuance was $180,953 including the re-issuance of the shares previously purchased.

In December 2017 the Company issued convertible debentures with a 0% stated interest rate. As a result imputed interest was calculated and recorded to equity in the amount of $6,156.

Stock Options and Warrants

A summary of stock option and stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,923,182	$453	$0.0002	$0.0002
Granted	6,247,866	5,290	0.0002-0.001	0.0008
Exercised	-	-	-	-
Forfeited and cancelled	-	-	-	-
Outstanding at December 31, 2017	8,171,048	5,743	0.0002-0.001	0.0007
Granted	-	-	-	-
Exercised	(3,171,048)	743	0.0002	0.0002
Forfeited and cancelled	-	-	-	-
Outstanding at December 31, 2018	5,000,000	$5,000	$0.001	$0.001

The weighted average remaining contractual life is approximately 1.9 years for stock options and warrants outstanding on December 31, 2018. All of the above options and warrants were fully vested at the time of issuance. Stock based compensation related to the above issuances as $0 and $362,526 for the years ended December 31, 2018 and 2017, respectively.

In order to determine the fair market value of options and warrants, the Company used the binomial calculation model. The key estimates used in the model were the stock price ranging from $0.01 to $0.25, expiration date up to three years, 200% volatility and discount rate for bond equivalent yield of 1.47%.

Note 9: Related Party

In 2017, Danny Davis executive and founder of this company was paid $180,000 and was awarded 20,560 shares of the company, whereas Mark Adams president of this company was paid $15,000 and was awarded 25,500 shares.

During the year ended December 31, 2018 prior to our reverse merger we advanced major shareholder and Chairman, Mr. Davis $25,000. The advance was repaid in full by Mr. Davis on April 2, 2018.

Note 10: Commitments

Employment agreement

In December 2017, the Company entered into an employment agreement with Daniel Davis and Mark Adams. As of the Effective Date, and for one year of the date therefrom, the Executive’s annual salary shall be equal to $180,000 and $120,000, respectively, per annum (the “Annual Salary”). The Annual Salary shall be paid to the Executive in equal installments in accordance with the Company’s usual payroll practices.

Executive’s Annual Salary shall increase automatically at the rate of five percent (5%) per year for four years, beginning on the anniversary date of the Effective Date. In addition to the automatic raises set forth above, the Annual Salary may also be increased from time to time by merit and general increases in amounts determined by the Board.

Performance Bonus. In addition to the Annual Salary, the Executive is eligible to earn an annual bonus of up to thirty percent (30%) of Executive’s Annual Salary (the “Performance Bonus”). The amount of the Performance Bonus will be determined in good faith by the Board, based upon the following factors:

(a)	Fifty percent (50%) of the Performance Bonus shall be based upon the achievement of the Executive’s individual objectives, as defined in writing and presented to Executive annually by the Board.

(b)	Fifty percent (50%) of the Performance Bonus shall be based upon the achievement of Company objectives – which shall include specifically, meeting or exceeding the revenue targets and other objectives as determined by the Board.

The initial set of performance objectives, both for Executive individually and for the Company, will be reasonably established by the Board within sixty (60) days of the Effective Date of this Agreement. Subsequent performance objectives, both for Executive individually and for the Company, will be reasonably established by the Board within sixty (60) days of the beginning of the calendar year to which the Performance Bonus relates. The Performance Bonus shall be paid to Executive in the first regular payroll period after the Board makes a good faith determination that such Performance Bonus has been earned, but in no event shall the Performance Bonus be paid later than March 1 of the calendar year immediately following the calendar year in which the bonus was earned.

Executive. In addition to salary, the agreement provided for the option of 1,000,000 common shares of the Company, which shall vest at a rate of 28,000 share for each full one-month period worked from the effective date. If this Agreement is terminated pursuant to written notice by company to executive on or before the date that is one year after the Effective Date, all the options shall vest and the Executive shall retain the options subject to their terms and the terms hereof. The options may contain terms providing the issuer the right to accelerate vesting and/or require the exercise of options prior to the initial public offering and listing of the issuer. The Company may arrange for the grant of additional options to the Executive from time to time based on the Executive’s performance and other relevant factors as the Board may determine in its discretion.

All options to purchase Holdings Shares granted to the Executive shall be subject to the terms of the stock option agreement pursuant to which they are granted and the terms of the stock option plan under which they are granted in effect from time to time. Shares issuable on exercise of the options shall be subject to any escrow, trading restriction, or other requirement imposed by any stock exchange or securities regulatory authority upon initial public offering or listing of the shares. The Executive shall take such steps and execute and deliver such documents as may be required to effect the foregoing.

The Company may terminate Executive’s employment for Cause immediately upon Notice from the Company to Executive. For purposes of this Agreement, “Cause” shall mean the occurrence of any of the following: (i) Executive’s conviction of or plea of nolo contendere to any felony crime involving fraud, dishonesty, or moral turpitude; (ii) Executive’s commission of, or participation in, a fraud against the Company. In the event Executive’s employment is terminated for Cause, the Company shall have no further obligations to Executive other than to pay all compensation and expense reimbursements owing for services rendered and reasonable business expenses incurred by Executive prior to the effective date of such termination.

Upon termination of this Agreement pursuant, the Company shall provide to the Executive:

(a)	A lump sum payment equal to the greater of (i) twelve (12) months’ Annual Salary at the Executive’s then- current rate, or (ii) Executive’s Annual Salary for the remainder of the Term;

(b)	if applicable, to the extent permitted by the Company’s group insurance carrier and applicable law, continued group insurance benefits coverage, together with reimbursement of the individual life insurance premium for the period of time equal to the number of months in respect of which payment is due pursuant and

(c)	any other amounts (including but not limited to any earned Performance Bonus during Executive’s active employment that may be payable pursuant to this Agreement) accrued and earned by Executive prior to the effective date of termination.

If a Change of Control occurs and the Executive is not offered continued employment on a comparable basis after the Change of Control, the Executive shall be entitled to receive, within thirty (30) days after the Change of Control, a sum equivalent to twelve (12) months’ Annual Salary, plus an additional 4% of Annual Salary in lieu of benefits, and any Performance Bonus that has been earned by Executive prior to the effective date of the Executive’s termination from the Company. Thereafter, the Company shall have no further obligations to the Executive under this Agreement other than payment of any other amounts accrued as owing to the Executive under this Agreement as of the date the Change of Control occurs.

Operating Lease

In March 2017, the Company entered into an office lease located in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent is approximately $3,200 per month plus net operating expenses. A deposit equal to one-month rent was paid and the commencement of the lease. The lease can be extended for a two-year period at the then fair market value. Minimum lease payment under this arrangement for 2019 and 2020 is $48,968 and $20,600, respectively.

Operating lease expenses for the years ended December 31, 2018 and 2017 was $50,750 and $45,863, respectively.

Note 11: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc., recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40 the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,642,118 but does not believe that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities, $1,642,118, from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above management concluded to no longer accrue interest on these loans.

Note 12: Subsequent Events

Subsequent to December 31, 2018, the Company filed a registration statement (S-1A) that was accepted by the SEC on February 13, 2019. The registration statement allows for the creation of 13,592,000 additional equity shares. These shares are related to the 2017 convertible notes and the Altar Rock Warrants. The filing of the registration also allowed the 2018 notes to be converted to restricted equity shares. The 2018 note created an additional 2,062,160 shares which were converted on March 22, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, we have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this prospectus:

Name	Age	Position(s)	Date of Appointment
Mark Adams	50	President, Chief Executive Officer, Director	September 14, 2018
Daniel Davis	42	Founder, Director	September 14, 2018
Michael Sakala	53	Chief Financial Officer	September 14, 2018
Scott Wessler	51	Director	September 14, 2018
Theodore Winston	52	Director	September 14, 2018

Mark Adams has served as our Chief Executive Officer and Board Member since September 14, 2018 and in those same roles with Jacksam Corporation, pre-Merger, since December 2017. From 2013 to 2017 he served as Vice President of Business Development for eSentire, a software security firm in Boston, Massachusetts. From 2010 to 2013 he was a Partner at Torrey Hills Capital in San Diego. From 2007-2009 he served as a portfolio manager at BAM, a hedge fund in NYC. From 2005 to 2008 he served as a portfolio manager at PT 72 in Boston, Massachusetts. From 2000-2004 he served as an analyst at Essex Investment Management in Boston, Massachusetts. From 1996 to 2000 he served as Vice President of Business Development for Dell/EMC. His career started as an analyst at JP Morgan Chase from 1990 to 1994. He holds a Bachelor of Science degree from Providence College awarded in 1990 and a M.B.A. from Harvard Business School awarded in 1996.

Danny Davis has served as Chairman of our Board of Directors since September 14, 2018 and is the Founder and Chairman of the Board at Jacksam Corporation since he started the company in November 2013. Prior to Jacksam Corporation, Mr. Davis served as Director of Media & Entertainment from 2010-2013 for XO Communications as part of the Carl Icahn Group. From 2008-2010, he was Director of Business Development for Global Crossing. In 2006 he founded Profile, a consulting company focused on building new sales channels for tech companies. From 2001-2006 he served as Global Account Manager at Broadwing Communications, a data transport company. Mr Davis holds a Bachelor of Science in Biology and a Bachelor of Arts in Economics from University of California Riverside awarded 2001.

Michael Sakala has served as our Chief Financial Officer September 14, 2018 and as CFO of Jacksam Corporation, pre-Merger, since May 2018. From 2017 to 2018 he served as an independent rep for Convectium and other hemp and cannabis based businesses. From 2012 to 2016 he served as a Senior Manager in Ernst and Young’s Global Financial Services Advisory practice. From 2008 to 2012 he was an independent consultant to Hedge Funds focusing on compliance and operations. From 2005 to 2008 he was a founding Partner, CFO and CCO, of Copper Rock Capital Partners, LLC. From 2002 to 2005 he was a Senior Vice President and Head of the Middle Office for State Street Research and Management. From 1997 to 1999 he was a financial consultant for Zolfo Cooper LLC. His career started in operations at Fidelity Investments from 1988 to 1994. He holds a Bachelor of Science degree from the University of Massachusetts in business administration awarded in 1988 and a Master of Science in Finance from Bentley College awarded in 1993.

Scott Wessler has served on our Board September 14, 2018. Pre-Merger, he invested in the early phases of Jacksam Corporation and has served on Jacksam’s advisory board and as a member of its board of directors since 2017. In 2015, Mr. Wessler invested in the early phases of MJIC, a cannabis compliance and distribution company and is currently engaged as a consultant. In 2011, Mr. Wessler formed Canopi LLC, a family business focused primarily in property management, leasing and financial management of commercial real estate. From 2006 to present, he has served as Chief Operating Officer of Vimpex International Corporation, a family owned company specializing in sourcing, importing, sales and distribution of food products in the United States. From 2004 to 2005, Mr. Wessler served as Vice President of Product Development of an early stage search portal product, Local.com, designed to provide relevant search results for local businesses, products and services. From 1996 to 2004, Mr. Wessler worked for the Walt Disney Internet Group where he held leadership roles in the conception and execution of strategies for next-generation, revenue producing online initiatives. He holds a Bachelor of Arts degree in English from the University of California Irvine awarded in 1991.

Theodore Winston has served as our Director since September 14, 2018 and as a director of Jacksam Corporation, pre-Merger, since 2017. From a young age to present, Mr. Winston helped grow a family business, Winston Flowers, the largest independent floral retailer. He currently shares the title of President and CEO and oversees business operations and marketing including the utilization of web-based technology to drive online services worldwide. Since 1999, Mr. Winston has overseen the Winston Flowers Donations Committee, and the charitable giving program raising over $2 million for over 30 non-profit organizations. Mr. Winston holds his Bachelor of Science degree in Business Administration from the University of Massachusetts awarded in 2013 and sits on the board of several non-profit organizations in Boston, Massachusetts.

Board Composition

Corporate Governance and Director Independence

Our business and affairs are managed under the direction of our Board of Directors, which consist of four members.

Our two non-employee directors, Mr. Wessler and Mr. Winston, are independent using the definition for “Independent Directors” set out in Nasdaq Listing Rule 5605(a)(2). Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has undertaken a review of its composition, the composition of its proposed committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that neither Mr. Wessler nor Mr. Winston have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committees

There are currently no committees of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or may be combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes on behalf of our company. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

Our board of directors intends to adopt a code of ethics that our officers, directors and any person who may perform similar functions will be subject to.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11, Executive Compensation

The following table sets forth the compensation for our fiscal years ended December 31, 2018 and 2017 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2018.

Summary Compensation Table (last two complete fiscal years)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark Adams	2017	$11,846	-	$100,178	-	-	-	-	$112,024
(CEO since 4/2018)	2018	$120,000	-	-	-	-	-	-	$120,000

Daniel Davis	2017	$127,018	-	$9,820	-	-	-	-	$136,838
(prior CEO)	2018	$180,000	-	-	-	-	-	-	$180,000

Michael Sakala	2017	-	-	-	-	-	-	-	-
(CFO)	2018	$50,000	-	-	-	-	-	-	$50,000

Bryan Glass	2017	-	-	-	-	-	-	-	-
(former CEO, CFO)	2018

There were no other salaries paid in 2018, and 2017. Two executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary of Employment Agreements and Material Terms

Mark Adams

We entered into a five-year employment agreement on December 22, 2017, with Mr. Adams to serve as the Chief Operating Officer of Jacksam in exchange for a base salary of $120,000 per annum, which shall automatically increase at a rate of five percent per year, in addition to any increases that our board, in its discretion, may determine is appropriate. In addition, Mr. Adams is eligible for a performance bonus of up to thirty percent of his then-applicable annual salary, as determined by our board in its good faith discretion. Mr. Adams’ employment agreement also provides that Jacksam is to provide Mr. Adams with a grant of options to purchase up to 100,000 shares of Jacksam common stock at an undetermined exercise price, to vest over three years, upon Jacksam adopting an equity compensation plan. Jacksam did not ever adopt such a stock option plan and the options Jacksam was obligated to grant to Mr. Adams have not been granted and, as a result of the Merger, will not be granted. We are in the process of renegotiating this term with Mr. Adams. Mr. Adams is also entitled to health insurance and other benefits if and to the extent provided by Jacksam to other executives.

If we terminate Mr. Adams for cause, or if he resigns for good reason (both as defined in Mr. Adams employment agreement), we owe Mr. Adams his salary and benefits for a period of twelve months following his termination. If he dies, we owe Mr. Adams’ estate six month’s salary.

Mr. Adams was promoted to our Chief Executive Officer on April 10, 2018, by our board, following the decision by Mr. Davis to step down from that office.

Daniel Davis

We entered into a five-year employment agreement on December 22, 2017, with Mr. Davis to serve as the Chief Executive Officer of Jacksam in exchange for a base salary of $180,000 per annum, which shall automatically increase at a rate of five percent per year, in addition to any increases that our board, in its discretion, may determine is appropriate. In addition, Mr. Davis is eligible for a performance bonus of up to thirty percent of his then-applicable annual salary, as determined by our board in its good faith discretion. Mr. Davis’ employment agreement also provides that Jacksam is to provide Mr. Davis with a grant of options to purchase up to 100,000 shares of Jacksam common stock at an undetermined exercise price, to vest over three years, upon Jacksam adopting an equity compensation plan. Jacksam did not ever adopt such a stock option plan and the options Jacksam was obligated to grant to Mr. Davis have not been granted and, as a result of the Merger, will not be granted. We are in the process of renegotiating this term with Mr. Davis. Mr. Davis is also entitled to health insurance and other benefits if and to the extent provided by Jacksam to other executives.

If we terminate Mr. Davis for cause, or if he resigns for good reason (both as defined in Mr. Davis employment agreement), we owe Mr. Davis his salary and benefits for a period of twelve months following his termination. If he dies, we owe Mr. Davis’ estate six month’s salary.

Mr. Davis stepped down as our Chief Executive Officer on April 10, 2018 but remains employed in charge of new product development on the same terms and conditions as are contained in his employment agreement.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2017.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2018. From inception and through the date of this report, we have not granted any stock options or stock awards to any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End (most recent)

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Mark Adams (CEO since 4/2018)	-	-	-	-	-	-	-	-	-
Daniel Davis (prior CEO)	-	-	-	-	-	-	-	-	-
Michael Sakala (CFO)	-	-	-	-	-	-	-	-	-
Bryan Glass (former CEO, CFO)	-	-	-	-	-	-	-	-	-

Director Compensation

The Company plans to appoint additional directors and may reimburse its directors for expenses incurred in connection with attending board meetings. The Company has not paid any director’s fees or other cash compensation for services rendered as a director since our inception to the date of this filing. The Company has no formal plan for compensating its directors for their service in their capacity as directors.

Employee Benefit and Stock Plans

We have not adopted any employee equity compensation plans. We provide basic health insurance coverage to our fulltime employees. We have not adopted any retirement or deferred compensation plans for any of our employees.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee. The board of directors conducts reviews with regards to the compensation of the directors and the Chief Executive Officer once a year. To make its recommendations on such compensation, the board of directors does take into account the types of compensation and the amounts paid to officers of comparable publicly traded companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

The percentage of shares beneficially owned is computed as of March 21, 2019, on the basis of 58,851,972 shares of Common Stock outstanding,. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of November 12, 2018 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated, the address of all listed stockholders is c/o Jacksam Corporation, 30191 Avenida de Las Banderas, Rancho Santa Margarita, California 92688.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Jeff Brady 8304 Talbot Lane Austin, TX 78746	4,277,807	7.3%
Singlepoint Inc. 2999 North 44th St Phoenix, AZ 85018	4,175,419	7.1%

Named Executive Officers and Directors
Daniel Davis, Founder and Director	25,795,357	43.8%
Mark Adams, CEO and Director	7,656,636	13.0%
Michael Sakala, CFO	250,000	.4%
Theodore Winston, Director	250,000	.4%
Scott Wessler, Director	506,539	.9%
All current directors and executive officers as a group (5 persons)	34,458,532	58.6%

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As part of the Merger, Jacksam Corporation purchased and subsequently returned to treasury 30 million shares of our common stock from our former sole officer and director, Bryan Glass, for total consideration of $340,000.

There have been no other transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeded or will exceed $50,000, and in which any of our directors, executive officers or holders of more than 5% of Jacksam’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

On November 22, 2017, Michael Sakala purchased a 2017 Debenture in the amount of $50,000. Mr. Sakala was not an officer or director of Jacksam at that time. He became the CFO of Jacksam, pre-Merger, on April 30, 2018. He became our CFO as of the date of the Merger, September 14, 2018.

On November 20, 2017, Theodore Winston purchased a 2017 Debenture in the amount of $50,000. Mr. Winston was not a member of the Board of Directors at the time. He became a member of Jacksam’s Board of Directors, pre-Merger, on March 1, 2018, and a member of our Board of Directors as of the date of the Merger, September 14, 2018.

On November 8, 2018, we entered into a Line of Credit Agreement with Brass Point Capital, LLC, a Massachusetts limited liability company controlled by Doug Leighton, who is also a principal in Altar Rock Capital, one of our stockholders and the holder of the Altar Rock Warrant. The Line of Credit Agreement allows us, at the discretion of the lender, to borrow up to $250,000 by making specific requests therefor which draws, if any, will be due and payable on individually determined terms.

Other than the foregoing, we have not engaged in any transaction within the past fiscal year and do not plan to engage in any transaction with a related person or a person with a direct or indirect material interest in an amount exceeding $120,000.

Item 14. Principal Accounting Fees and Services

During the fiscal year ended December 31, 2018, the firm of L&L CPAs, PA, which we refer to as L&L was our principal accountant. The following is a summary of fees paid or to be paid to L&L for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by L&L in connection with regulatory filings. We paid L&L $42,000 and $30,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2018 and 2017, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either L&L during the last two fiscal years.

Tax Fees. $20,000 to Ello LLC

All Other Fees. None

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Annual Report on Form 10-KSB filed on December 21, 2017)
3.2	Amended and Restated Bylaws (incorporated by reference to our Annual Report on Form 10-KSB filed on December 21, 2017)
3.3	Articles of Merger filed with the Secretary of State of the State of Nevada on September 14, 2018 (incorporated by reference to form S-1 filed November 16, 2018)
3.4	Articles of Merger filed with the Secretary of State of the State of Nevada on October 24, 2018 (incorporated by reference to Form 10Q filed on November 5, 2018)
4.1	Form of Debenture Agreement (incorporated by reference to form 8-K filed on September 17, 2018)
4.2	Form of Leak Out Agreement (incorporated by reference to form 8-K filed on September 17, 2018)
4.3	Form of Debenture Registration Rights Agreement (incorporated by reference to form 8-K filed on September 17, 2018)
4.4	Convertible Note & Agreement (incorporated by reference to form 8-K filed on September 17, 2018)
4.5	Warrant, issued December 1, 2017, by Jacksam Corporation to Altar Rock Capital, a Delaware LLC (incorporated by reference to form 8-K filed on September 17, 2018)
10.1	Employment Agreement by and between Jacksam Corporation and Mark Adams dated December 22, 2017 (incorporated by reference to form 8-K filed on September 17, 2018)
10.2	Employment Agreement by and between Jacksam Corporation and Daniel Davis dated December 22, 2017 (incorporated by reference to form 8-K filed on September 17, 2018)
10.3	Office Lease dated March 27, 2017, by Jacksam Corporation (incorporated by reference to form 8-K filed on September 17, 2018)
10.4	Line of Credit Agreement (incorporated by reference to form 8-K filed on November 9, 2018)
23.1	Consent of L&L CPA’s, PA
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
___________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSAM CORPORATION

Dated: April 1, 2019	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ Michael Sakala
	Name:	Michael Sakala
	Title:	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: April 1, 2019

/s/ Daniel Davis	Chairman of the Board
Daniel Davis

/s/ Scott Wessler	Director
Scott Wessler

/s/ Theodore Winston	Director
Theodore Winston

