Form 10-Q
period 2019-03-31
Jacksam Corp
filed 2019-05-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 033-33263

Jacksam Corporation
(Exact name of registrant as specified in its charter)

Nevada	62-1407521
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30191 Avenida De Las Banderas Suite B Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 605-3580

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of May 15, 2019, the registrant had 60,851,972 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation

(FKA China Grand Resorts, Inc.)

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
	2019	2018
Assets

Current Assets:
Cash	$543,724	$1,074,105
Accounts receivable, net	38,039	25,485
Inventory, net	589,620	764,095
Prepaid expenses	138,065	37,500
Total Current Assets	1,309,448	1,901,185

Property and equipment, net	14,080	14,346
Right of-use asset - operating lease	35,767	-
Other Assets	1,200	-

Total Assets	$1,360,495	$1,915,531

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$407,127	$537,601
Deferred revenue	1,096,572	906,964
Convertible notes payable, current portion	15,000	3,218,500
Notes payable	62,288	70,912
Right of use liability - operating lease	41,159	-
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	3,264,264	6,376,095

Total Liabilities	3,264,264	6,376,095

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 60,851,972 and 48,272,311 shares issued and outstanding, respectively	60,852	48,272
Additional paid-in capital	3,226,526	10,661
Accumulated deficit	(5,191,147)	(4,519,497)
Total Stockholders' Deficit	(1,903,769)	(4,460,564)

Total Liabilities, and Stockholders' Deficit	$1,360,495	$1,915,531

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation

(FKA China Grand Resorts, Inc.)

Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(unaudited)

	March 31, 2019	March 31, 2018

Sales	$1,624,254	$1,310,856

Cost of Sales	1,130,620	734,005

Gross Profit	493,634	576,851

Operating Expenses
Salaries and wages (including contractors)	544,918	310,803
Other selling, general and administrative expenses	590,584	368,353
Total operating expenses	1,135,502	679,156

Loss from operations	(641,868)	(102,305)

Other Expense
Other expense	(2,548)	(2,958)
Interest expense	(24,827)	(34,143)
Total Other Expense	(27,375)	(37,101)

Net Loss	$(669,243)	$(139,406)

Net Loss Per Share
Basic and Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and Diluted	52,381,005	41,828,952

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation

(FKA China Grand Resorts, Inc.)

Consolidated Statements of Stockholders' Deficit

For the three months ended March 31, 2019 and 2018

(unaudited)

	Common Stock, $.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	41,828,952	$41,829	$1,883,656	$(2,579,624)	$(654,139)

Convertible debt imputed interest	-	-	25,332	-	25,332

Net loss	-	-	-	(139,406)	(139,406)

Balance, March 31, 2018	41,828,952	$41,829	$1,908,988	$(2,719,030)	$(768,213)

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$(4,519,497)	$(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	(2,407)	(2,407)

Common stock issued for debt conversion	10,579,661	10,580	3,192,920	-	3,203,500

Exercise of common stock warrant	2,000,000	2,000	-	-	2,000

Convertible debt imputed interest	-	-	22,945	-	22,945

Net loss	-	-	-	(669,243)	(669,243)

Balance, March 31, 2019	60,851,972	$60,852	$3,226,526	$(5,191,147)	$(1,903,769)

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation

(FKA China Grand Resorts, Inc.)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(unaudited)

	2019	2018
Cash Flows from Operating Activities
Net loss	$(669,243)	$(139,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	266	265
Imputed interest	22,945	25,332
Net change in:
Accounts receivable	(12,554)	-
Inventory	174,475	(108,833)
Prepaid expenses	(100,565)	(25,000)
Other assets	1,785	-
Accounts payable and accrued expenses	(130,474)	(533)
Deferred revenue	189,608	(144,061)

Net Cash used in operating activities	(523,757)	(392,236)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-

Net Cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	1,575,000
Payments on notes payable	(8,624)	(20,000)
Proceeds from exercise of common stock warrants	2,000	-

Net cash provided by (used in) financing activities	(6,624)	1,555,000

Net Change in Cash and Cash Equivalents	(530,381)	1,162,764

Cash and Cash Equivalents, Beginning of Period	1,074,105	1,146,374

Cash and Cash Equivalents, End of Period	$543,724	$2,309,138

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$3,203,500	$100,000
Capitalization of right of use asset for operating lease	$44,138	$-
Common stock issued in exchange for marketable securities	$-	$200,004

 The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation (FKA China Grand Resorts, Inc.)

Notes to the Financial Statements

(unaudited)

Note 1: Organization and Nature of Operations

Jacksam Corporation (the “Company” or “Jacksam”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. From  November 16, 2009, through November 5, 2018, the name was China Grand Resorts Inc.  The Company went dormant following its filing of Form 10Q for the period ended September 30, 2018, and remained dormant through September 14, 2018.

Effective September 14, 2018, the Company’s wholly-owned subsidiary merged with and into Jacksam Corporation, a Delaware corporation incorporated in August 2013 (the “Merger”).  Effective November 5, 2018, the Company merged with its operating subsidiary in a short form merger and changed its name to “Jacksam Corporation.”

As a result of the Merger, we acquired and have since been operating the pre-merger business of Jacksam.

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the Company’s historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Jacksam, prior to the Merger, in all future filings with the SEC.

Jacksam is a technology company focused on developing and commercializing products utilizing a proprietary technology platform. The Company services the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets with oil vaporizer focused products. The Company has two principal product lines consisting of vape cartridges, batteries, and other consumables, coupled with filling and capping machines. Customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors and growers, and distributors. The Company expects continued growth as they take measures to invest in their own molds and intellectual property. The Company operates and sells products from the website www.Convectium.com.

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited consolidated financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2018.

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

The March 31, 2019 and December 31, 2018 inventory consisted entirely of finished goods, $589,620 and $764,095, respectively. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2019, and December 31, 2018, the Company has determined that no allowance is required.

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

Revenue is recognized based on the following five step model:

-          Identification of the contract with a customer

-          Identification of the performance obligations in the contract

-          Determination of the transaction price

-          Allocation of the transaction price to the performance obligations in the contract

-          Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Sales of machines and consumable products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. The customer has a 10 day period to inspect the equipment and may return the product if it does not meet the agreed-upon specifications. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of machines and consumable products.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2019, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. At March 31, 2019, $1,096,572 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Machine sales	$643,002	$773,405
Consumable product sales	981,252	537,451
Total sales	$1,624,254	$1,310,856

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

The Company had 3,075,000 and 15,654,660 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2019 and December 31, 2018, as they would be anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

On adoption, the Company recognized a right of use asset of $44,138, operating lease liabilities of $46,545 with a cumulative effect adjustment to accumulated deficit of $2,407, based on the present value of the remaining minimum rental payments under current leasing standards for its existing operating lease.

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize ROU assets or lease liabilities.

Note 3: Property and equipment

Property and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Furniture and Fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade Show Display	2,640	2,640
Total	20,644	20,644
Less: Accumulated Depreciation	(6,564)	(6,298)
Property and Equipment net	$14,080	$14,346

Depreciation expense amounted to $265 and $265 for the three months ended March 31, 2019 and 2018, respectively.

Note 4: Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2019	December 31, 2018

Accounts payable	$288,953	$456,163
Credit cards payable	22,967	24,517
Accrued interest	1,556	1,049
Sales tax payable	92,051	54,272
Other	1,600	1,600
Total Accounts payable and Accrued expenses	$407,127	$537,601

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	March 31, 2019	December 31, 2018
Note payable dated November 21, 2016, bearing interest at 12% per annum, due February 21, 2017, currently past due	62,288	70,912

Total notes payable	62,288	70,912
Less: current portion	62,288	70,912
Long term portion of notes payable	$-	$-

As of March 31, 2019 and December 31, 2018, accrued interest on these loan outstanding balances for $1,566 and $1,049, respectively.

Note 6: Convertible Notes Payable

In December 2017, the Company issued non-interest bearing convertible debentures to 36 investors in exchange for $1,643,500 (the “2017 Notes”). The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates.  During the quarter ended March 31, 2019 the Company issued 8,517,500 shares of common stock to convert $1,703,500 of these notes payable.  As of March 31, 2019, the remaining outstanding balance of these notes is $15,000.

In March 2018, the Company issued non-interest bearing convertible notes to two investors in exchange for $1,500,000 (the “2018 Notes”). The 2018 Notes have a one-year term and are convertible into the Company’s common stock at a per share price of $0.73 at any time subsequent to the issuance date. Upon either the maturity date or a successful financing involving the Company’s common stock or a financial instrument convertible into common stock at a valuation of $45,000,000 or more, the 2018 Notes are subject to mandatory conversion to the Company’s common stock, if not previously converted. The Company determined that the 2018 Notes qualified as conventional convertible instruments.  Further the Company evaluated the conversion feature and determined that there was no beneficial conversion feature or derivative liabilities.  During the quarter ended March 31, 2019 the Company issued 2,062,161 shares of common stock to convert these notes in full.

Note 7: Equity

Common Stock

As of March 31, 2019, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock.

For the three months ended March 31, 2019:

During the three months ended March 31, 2019, the Company had convertible debentures with a 0% stated interest rate outstanding. As a result, imputed interest was calculated based on a 4% rate and recorded to equity in the amount of $22,945.

During the three months ended March 31, 2019, the Company issued 10,579,661 shares of common stock related to the conversion of $3,203,500 of Convertible Notes Payable.

During the three months ended March 31, 2019, the Company received $2,000 related to the exercise of 2,000,000 stock warrants.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,000,000	5,000	0.001
Granted	-	-	-
Exercised	(2,000,000)	2,000	0.001
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2019	3,000,000	$3,000	$0.001

The weighted average remaining contractual life is approximately 1.9 years for stock warrants outstanding with a total intrinsic value of $4,947,000 on March 31, 2019. All of the above warrants were fully vested.

Note 8: Commitments

Employment Agreements

In December 2017, the Company entered into employment agreement with each of Daniel Davis and Mark Adams. As of the Effective Date, and for one year of the date therefrom, the Executive’s annual salary shall be equal to $180,000 and $120,000, respectively, per annum (the “Annual Salary”). The Annual Salary shall be paid to the Executive in equal installments in accordance with the Company’s usual payroll practices.

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

Leases

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent is approximately $3,200 per month plus net operating expenses. A deposit equal to one-month rent was paid and the commencement of the lease. The lease can be extended for a two-year period at the then fair market value. The lease contains variable lease payments for non-rental occupancy expenses. These non-lease components were not included in the determination of the right of use asset and lease liability as part of the transition to ASC 842 due to the practical expedients elected by the Company. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $35,767 and operating lease liabilities of $41,159 as of March 31, 2019.  Operating lease expense for the three months ended March 31, 2019 was $9,463. The company had cash used in operating activities related to leases of $6,479 during the three months ended March 31, 2019. The lease has a remaining term of 1 year.

The following table provides the maturities of lease liabilities at March 31, 2019:

Maturity of Lease Liabilities at March 31, 2019
2019	$33,243
2020	10,001
2021	-
2022	-
2023	-
2024 and thereafter	-
Total future undiscounted lease payments	43,244
Less: Interest	(2,085)
Present value of lease liabilities	$41,159

Minimum lease payments under the Company’s operating lease under ASC 840 as of December 31, 2018 for 2019 and 2020 were $48,968 and $20,600, respectively

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $5,948 for the three months ended March 31, 2019. Total rent expense for the three months ended March 31, 2018 was $15,789.

Note 9: Accrued Liabilities – Other

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

Note 10: Subsequent Events

Subsequent to quarter-end, on April 24, 2019, the Company terminated Daniel Davis as an Officer, Director and employee.

On April 3, 2019, 2,000,000 shares were issued, for the warrants exercised in the quarter, see note 7.

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

Effective September 14, 2018, the Company’s wholly-owned subsidiary merged with and into Jacksam Corporation, a Delaware corporation incorporated in August 2013 (the “Merger”).  Effective November 5, 2018, the Company merged with its operating subsidiary in a short form merger and changed its name to “Jacksam Corporation.”

Prior to the Merger, we were a dormant company without any active operations. As a result of the Merger, we acquired and have since been operating the pre-merger business of Jacksam.

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

Basis of Presentation

The unaudited consolidated condensed financial statements of Jacksam for three months ended March 31, 2019 and 2018 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Product revenue consists of sales of consumer vaporizers and of the 710 Shark filling machine, 710 Shark Captain capping machine, Cove, Riptide and other cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. Revenue is realized once the product has been shipped to the customer.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended March 31, 2019 and 2018:

Revenue

Total revenue during the three months ended March 31, 2019 increased to $1,624,254 (comprised of machine sales of $643,002 and consumable product sales of $981,252) compared to the three months period ended March 31, 2018 which produced sales of $1,310,856 (comprised of machine sales of $773,405 and consumable product sales of $537,451). Sales of growth of $313,398 or 24% was primarily driven by the increased sales of consumable products, such as cartridges, batteries, and disposable pens.

Cost of Revenue

Total cost of revenue increased to $1,130,620 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 which had costs of revenues of $734,005. The gross margin percentage decreased from 44% to 30%.

The decline in gross margin was primarily caused by a larger percentage of consumable product sales in the 2019 period versus the 2018 period. Machine sales have a higher margin than consumable products.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative during the three months ended March 31, 2019 increased to $1,135,502 (comprised of Salaries of $544,918 and other SG&A expenses of $590,584) compared to the three months ended March 31, 2018 which produced $679,156 in expenses (comprised of $310,803 in salaries and other SG&A expenses of $368,353). The $456,346 increase was primarily attributed to increased employee count and related expenses. No other expenses were greater than 10% of the total.

Income (loss) from operations

Total loss from operations was $641,868 during the three months ended March 31, 2019 compared to $102,305 for the three months ended March 31, 2018.

The increased loss was a result of increased staff, as well as the lower margin realized related to the product sales mix.

Interest Expense

Interest expense during the three months ended March 31, 2019 decreased to $24,827 compared to $34,143 for the three months ended March 31, 2018, due to the conversion of the 2017 notes.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $543,724. To date, we have financed our operations principally through borrowing on credit facilities, debt of $594,000, issuance of equity of $457,500, issuances of Convertible Debt of $3,813,500 and receipts of customer deposits for new orders and payments from customers for Shark 710 machines, 710 Captain capping machines and cartridges.

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

During the three months ended March 31, 2019, operating activities used $523,757 in cash, an increase of $131,521 from cash used in the three months ended March 31, 2018 of $392,236.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the three months ended March 31, 2019, the Company received a $2,000 payment related to the exercise of $2,000,000 warrants and paid down $8,624 of Notes payable. During the three months ended March 31, 2018, $1,575,000 of cash provided by financing activities was from the issuance of convertible debt from Company investors. The Company also made $20,000 of payments to pay down notes payable.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019 and the year ended December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSAM CORPORATION

Dated: May 15, 2019	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: May 15, 2019	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

