Form 10-Q
period 2019-06-30
Jacksam Corp
filed 2019-08-02
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, the registrant had 63,851,972 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2019	2018
Assets

Current Assets:
Cash	$1,229,893	$1,074,105
Accounts receivable, net	102,224	25,485
Inventory, net	147,322	764,095
Prepaid expenses	34,805	37,500
Total Current Assets	1,514,244	1,901,185

Property and equipment, net	13,813	14,346
Right of-use asset - operating lease	27,176	-

Total Assets	$1,555,233	$1,915,531

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$510,274	$537,601
Deferred revenue	1,414,071	906,964
Convertible notes payable, current portion	53,524	3,218,500
Notes payable	-	70,912
Right of use liability - operaring lease	28,790	-
Derivative Liability	1,585,298	-
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	5,234,075	6,376,095

Other long term liabilities	330,000	-
Total Liabilities	5,564,075	6,376,095

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 61,751,972 and 48,272,311 shares issued and outstanding, respectively	61,752	48,272
Additional paid-in capital	3,226,676	10,661
Accumulated deficit	(7,297,270)	(4,519,497)
Total Stockholders' Deficit	(4,008,842)	(4,460,564)

Total Liabilities and Stockholders' Deficit	$1,555,233	$1,915,531

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the three and six months ended June 30, 2019 and 2018
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$1,326,421	$2,041,371	$2,950,675	$3,352,227

Cost of Sales	1,392,021	1,378,433	2,522,641	2,112,438

Gross Profit	(65,600)	662,938	428,034	1,239,789

Operating Expenses
Salaries and wages (including contractors)	1,159,077	549,014	1,703,995	859,817
Other selling, general and administrative expenses	691,865	356,250	1,282,449	724,603
Total operating expenses	1,850,942	905,264	2,986,444	1,584,420

Loss from operations	(1,916,542)	(242,326)	(2,558,410)	(344,631)

Other Expense
Other expense	(11,818)	(1,321)	(14,366)	(4,279)
Derivative gain (loss)	(134,813)	-	(134,813)	-
Interest expense	(42,950)	(32,185)	(67,777)	(66,328)
Total Other Expense	(189,581)	(33,506)	(216,956)	(70,607)

Net Loss	$(2,106,123)	$(275,832)	$(2,775,366)	$(415,238)

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average shares outstanding
Basic and Diluted	61,591,972	41,828,952	61,732,593	41,828,952

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the three and six months ended June 30, 2019 and 2018
(unaudited)

	Common Stock, $.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	41,828,952	$41,829	$1,883,656	$(2,579,624)	$(654,139)

Convertible debt imputed interest	-	-	25,332	-	25,332

Net loss	-	-	-	(139,406)	(139,406)

Balance, March 31, 2018	41,828,952	$41,829	$1,908,988	$(2,719,030)	$(768,213)

Convertible debt imputed interest	-	-	25,333	-	25,333

Exercise of stock options	3,171,048	3,171	(3,171)	-	-

Net loss	-	-	-	(275,832)	(275,832)

Balance, June 30, 2018	45,000,000	$45,000	$1,931,150	$(2,994,862)	$(1,018,712)

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$(4,519,497)	$(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	(2,407)	(2,407)

Common stock issued for debt coversion	10,579,661	10,580	3,192,920	-	3,203,500

Exercise of common stock warrant	2,000,000	2,000	-	-	2,000

Convertible debt imputed interest	-	-	22,945	-	22,945

Net loss	-	-	-	(669,243)	(669,243)

Balance, March 31, 2019	60,851,972	$60,852	$3,226,526	$(5,191,147)	$(1,903,769)

Exercise of common stock warrants	900,000	900	-	-	900

Convertible debt imputed interest	-	-	150	-	150

Net loss	-	-	-	(2,106,123)	(2,106,123)

Balance, June 30, 2019	61,751,972	$61,752	$3,226,676	$(7,297,270)	$(4,008,842)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the six months ended June 30, 2019 and 2018
(unaudited)

	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,775,366)	$(415,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	533	534
Imputed interest	23,095	50,665
Amortization of debt discount	38,524
Derivative loss	134,813	-
Inventory impairment	402,844	128,640
Net change in:
Accounts receivable	(76,739)	(18,500)
Inventory	213,929	(903,111)
Prepaid expenses	1,902
Other assets		(25,439)
Accounts payable and accrued expenses	(27,327)	51,230
Other long-term liabilities	330,000
Deferred revenue	507,107	90,621

Net Cash used in operating activities	(1,226,685)	(1,040,598)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-

Net Cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	1,583,333	1,575,000
Payment of debt issuance costs	(132,848)
Payments on notes payable	(70,912)	(60,000)
Proceeds from excersise of common stock warrants	2,900	-

Net cash provided by (used in) financing activities	1,382,473	1,515,000

Net Change in Cash and Cash Equivalents	155,788	474,402

Cash and Cash Equivalents, Beginning of Period	1,074,105	1,146,374

Cash and Cash Equivalents, End of Period	$1,229,893	$1,620,776

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$3,203,500	$-
Capitalization of right of use asset for operaring lease	$44,138	$-
Derivative Liability recognized at issuance of convertible debt	$1,450,485	$-
Common stock issued in exchange for marketable securities	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation

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

Jacksam is a technology company focused on developing and commercializing products utilizing a proprietary technology platform. The Company services the medical cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets with oil vaporizer focused products. The Company has two principal product lines consisting of vape cartridges and batteries and a filling machine. Customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors, growers, and distributors. The Company expects continued growth as they take measures to invest in their own molds and intellectual property. The Company operates and sells products from the website www.Convectium.com.

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited consolidated financial statements as of June 30, 2019, and for the six months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2018.

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

The June 30, 2019 and December 31, 2018 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2019, and December 31, 2018, the Company has determined that no allowance is required. During the three months ended June 30, 2019, the Company recognized a write-off of inventory of $402,844, recorded as a component of cost of sales on the consolidated statement of operations.

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

Performance Obligations

Sales of machines and consumable products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. The customer has a 10-day period to inspect the equipment and may return the product if it does not meet the agreed-upon specifications. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. Historically the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of machines and consumable products.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2019, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. At June 30, 2019, $1,414,071 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Machine sales	$578,451	$1,357,140	$1,162,346	$2,130,545
Consumable product sales	747,970	684,231	1,788,329	1,221,682
Total sales	$1,326,421	$2,041,371	$2,950,675	$3,352,227

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises but which are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the six months ended June 30, 2019 and 2018, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 11,388,887 and 15,654,660 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2019 and December 31, 2018, as they would be anti-dilutive.

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

Note 3: Furniture and equipment

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Furniture and Fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade Show Display	2,640	2,640
Total	20,644	20,644
Less: Accumulated Depreciation	(6,831)	(6,298)
Property and Equipment net	$13,813	$14,346

Depreciation expense amounted to $268 and $533 for the three and six months ended June 30, 2019, respectively, and $269 and $534 for the three and six months ended June 30, 2018, respectively.

Note 4: Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2019	December 31, 2018

Accounts payable	$217,300	$456,163
Credit cards payable	-	24,517
Accrued interest	1,556	1,049
Sales tax payable	108,647	54,272
Accrued severance	23,396	-
Accrued officer consulting cost	144,375	-
Other	15,000	1,600
Total Accounts payable and Accrued expenses	$510,274	$537,601

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	June 30, 2019	December 31, 2018
Note payable dated November 21, 2016, bearing interest at 12% per annum, due February 21, 2017, currently past due	-	70,912

Total notes payable	-	70,912
Less: current portion	-	70,912
Long term portion of notes payable	$-	$-

As of June 30, 2019, and December 31, 2018, accrued interest on these loan outstanding balances for $1,556 and $1,049, respectively. During the six months ended June 30, 2019, the note payable was paid in full.

Note 6: Convertible Notes Payable

In December 2017, the Company issued non-interest bearing convertible debentures to 36 investors in exchange for $1,643,500 (the “2017 Notes”). The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates. During the quarter ended March 31, 2019 the Company issued 8,517,500 shares of common stock to convert $1,718,500 of these notes payable. As of June 30, 2019, the remaining outstanding balance of these notes is $15,000.

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

In June 2019, the Company issued convertible notes to 8 investors with a principal amount of $2,111,111, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes). The June 2019 Notes had an original issue discount of $211,111, and the Company incurred an interest charge deducted from the gross proceeds of $316,667, based on a 15% stated rate. The total of $527,778 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes mature on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. As of June 30, 2019, the June 2019 Notes are convertible into 6,031,745 shares of common stock. The note holders also received warrants to purchase a total of 3,257,142 shares of the Company’s common stock at an exercise price of $0.35 per share for a term of five years. The warrants contain the same down round feature as the notes.

The Company evaluated the embedded conversion feature and the warrants, and determined that the conversion option and the warrants should be accounted for as derivative liabilities. A total of $1,450,485 was recorded as additional debt discount at the issuance of the June 2019 Notes for the conversion option and warrants, based on the estimate fair value of the liabilities noted below, resulting in a day one loss of $63,341. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	At Debt Issuance		As of June 30, 2019
	Conversion Option	Warrants	Conversion Option	Warrants
Volatility	95.36%	69.74%	98.29%	69.74%
Dividend Yield	0%	0%	0%	0%
Risk-free rate	1.93%	1.73%	1.92%	1.76%
Expected term	0.76 years	5 years	0.75 years	4.99 years
Stock price	$0.40	$0.40	$0.378	$0.378
Exercise price	$0.35	$0.35	$0.35	$0.35
Derivative Liability fair value	$937,142	$576,684	$866,246	$719,052

The Company recognized a total derivative loss of $134,813 during the three and six months ended June 30, 2019, consisting of the $63,341 day one loss, and a gain of $71,472 for changes in the estimate fair value through June 30, 2019.

As of June 30, 2019, unamortized deferred finance costs totaled $130,041, and unamortized debt discount totaled $1,942,547.

Subsequent to June 30, 2019, the Company received $208,333 of funding on $277,778 of additional convertible notes with the same terms as described above. These notes were issued with a total of 428,572 attached warrants.

Note 7: Equity

Common Stock

As of June 30, 2019, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock.

For the six months ended June 30, 2019:

During the six months ended June 30, 2019, the Company had convertible debentures with a 0% stated interest rate outstanding. As a result, imputed interest was calculated based on a 4% rate and recorded to equity in the amount of $23,095.

During the three months ended March 31, 2019, the Company issued 10,579,661 shares of common stock related to the conversion of $3,203,500 of Convertible Notes Payable.

During the three months ended March 31, 2019, the Company received $2,000 related to the exercise of 2,000,000 stock warrants.

During the three months ended June 30, 2019, the Company received $900 related to the exercise of 900,000 stock warrants.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,000,000	$5,000	$0.001
Granted	3,257,142	1,140,000	0.35
Exercised	(2,900,000)	2,900	0.001
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2019	5,357,142	$1,143,000	$0.2132

The weighted average remaining contractual life is approximately 3.6 years for stock warrants outstanding with a total intrinsic value of $880,221 on June 30, 2019. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the 2019 Convertible Notes. Mr. Hall’s investment was made post quarter-end. Mr. Adams and Mr. Hall contributed $250,000 and $100,000 respectively.

Note 9: Commitments

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

All options to purchase Holdings Shares granted to the Executive shall be subject to the terms of the stock option agreement pursuant to which they are granted and the terms of the stock option plan under which they are granted in effect from time to time. Shares issuable on exercise of the options shall be subject to any escrow, trading restriction, or other requirement imposed by any stock exchange or securities regulatory authority upon initial public offering or listing of the shares. The Executive shall take such steps and execute and deliver such documents as may be required to affect the foregoing.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. The Company has recorded a current liability of $165,000, included in accounts payable and accrued expenses on the consolidated balance sheet, and a long-term liability of $330,000, included in other long-term liabilities on the consolidated balance sheet. Total expense associated with the agreement of $495,000 is included in salaries and wages expense on the consolidated statement of operations. The Company made payments of $20,625 through June 30, 2019, leaving a balance of $144,375 in accounts payable and accrued expenses. In addition, the Company entered into a lock up agreement with Mr. Davis which restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the board or by seeking the removal of any existing directors

Leases

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

The Company has right-of-use assets of $27,176 and operating lease liabilities of $28,790 as of June 30, 2019. Operating lease expense for the three and six months ended June 30, 2019 was $9,463 and $18,926, respectively. The company had cash used in operating activities related to leases of $19,719 during the six months ended June 30, 2019. The lease has a remaining term of nine months.

The following table provides the maturities of lease liabilities at June 30, 2019:

Maturity of Lease Liabilities at June 30, 2019
2019	$30,003
2020	-
2021	-
2022	-
2023	-
2024 and thereafter	-
Total future undiscounted lease payments	30,003
Less: Interest	(1,213)
Present value of lease liabilities	$28,790

Minimum lease payments under the Company’s operating lease under ASC 840 as of December 31, 2018 for 2019 and 2020 were $48,968 and $20,600, respectively.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $15,965 and $21,913 for the three and six months ended June 30, 2019, respectively. Total rent expense for the six months ended June 30, 2018 was $25,680.

Note 10: Accrued Liabilities – Other

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

Note 11: Subsequent Events

No material subsequent events

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

Basis of Presentation

The unaudited consolidated condensed financial statements of Jacksam for three and six months ended June 30, 2019 and 2018 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended June 30, 2019 and 2018:

Revenue

Total revenue during the three months ended June 30, 2019 decreased to $1,326,421 (comprised of machine sales of $578,451 and consumable product sales of $747,970) compared to the three months ended June 30, 2018 which produced sales of $2,041,371 (comprised of machine sales of $1,357,140 and consumable product sales of $684,231). The sales decrease of $714,950 or 35% was due to ongoing quality issues with proprietary products. The company is now focused on filling machine and capping machine sales and has adopted an “open source” model for other consumables with leading market share.

Returns products related to the quality issues, reduced revenues in the quarter by $226,211 or 15%.

During the quarter, the Board of Directors decided to make a change, removing the Company founder and head of product development.

Other contributing factors, were the delay in delivery of the U.S. made 710 Shark filling machine, which has started to ship in the third quarter, and Capital constraints, which were alleviated, by the closing of financing at the end of the second quarter.

Cost of Revenue

Total cost of revenue increased to $1,392,021 during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 which had costs of revenues of $1,378,433. The increase in cost of revenue was directly attributable to an inventory write down of $402,844 (Cost of revenue, without the write down would have been $989,177). The inventory write down consisted of mainly cartridges, which was a significant factor in the personnel and strategy changes undertaken in the quarter.

The gross margin percentage decreased from 32% to -4.9%. Without the inventory write down and returned product the quarter would have yielded a 36% gross margin.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the three months ended June 30, 2019 increased to $1,850,942 (comprised of Salaries of $1,159,078 and other SG&A expenses of $691,864) compared to the three months ended June 30, 2018 which produced $905,264 in expenses (comprised of $549,014 in salaries and other SG&A expenses of $356,250). The $945,678 increase was primarily attributed to one-time charges.

Salaries increased $610,064, of which $594,000 was related to settlement agreements with the founder and another former employee.

Other SG&A expenses increased by $335,614, which was comprised primarily of the following; increased legal spending related to the settlement agreements (approximately $90,000), and research and development expenses, related to new cartridge and other consumable testing, as well as costs related to the U.S. made 710 shark (approximately $100,000).

If these one-time charges were not incurred, SG&A expenses for the quarter would have been $1,066,942. Another factor was increased insurance costs of approximately $45,000 related to the establishment of a D&O policy.

Income (loss) from operations

Total loss from operations was $1,916,542 during the three months ended June 30, 2019 compared to $242,326 for the three months ended June 30, 2018.

The increased loss was primarily the result of the one-time charges and inventory write down, as well as the revenue reduction described above.

Interest Expense

Interest expense during the three months ended June 30, 2019 increased to $42,950 compared to $32,185 for the three months ended June 30, 2018, due to the issuance of the 2019 notes.

Results of Operations – Six Month Periods

Comparison for the Six-month periods ended June 30, 2019 and 2018:

Revenue

Total revenue during the six months ended June 30, 2019 decreased to $2,950,675 (comprised of machine sales of $1,162,346 and consumable product sales of $1,788,329) compared to the six-month period ended June 30, 2018 which produced sales of $3,352,227 (comprised of machine sales of $2,130,545 and consumable product sales of $1,221,682). The sales decrease of $401,552 or 12% was primarily driven by quality issues with proprietary products as described above.

Cost of Revenue

Total cost of revenue increased to $2,522,641 compared to the six months ended June 30, 2018 which had costs of revenues of $2,112,438. The gross margin percentage decreased from 37% to 15%.

The increase in cost of revenue and decrease in margin were primarily related to factors which occurred in the second quarter of 2019, and are described above.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the six months ended June 30, 2019 increased to $2,986,444 (comprised of Salaries of $1,703,996 and other SG&A expenses of $1,282,448) compared to the six months ended June 30, 2018 which produced $1,584,420 in expenses (comprised of $859,817 in salaries and other SG&A expenses of $724,603). The $1,402,024 increase was primarily attributed to the one-charges described above and increased employee count and related expenses. No other expenses were greater than 10% of the total.

Income (loss) from operations

Total loss from operations was $2,558,410 during the six months ended June 30, 2019 compared to $344,631 for the six months ended June 30, 2018.

The increased loss was a result of one-time expense charges described above, coupled with the inventory write down, and the revenue reduction related to the proprietary product quality issues

Interest Expense

Interest expense during the six months ended June 30, 2019 increased to $67,777 compared to $66,328 for the six months ended June 30, 2018, due to the issuance of the 2019 notes.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $1,229,893. To date, we have financed our operations principally through borrowing on credit facilities, debt of $594,000, issuance of equity of $457,500, issuances of Convertible Debt of $5,924,611 and receipts of customer deposits for new orders and payments from customers for Shark 710 machines, 710 Captain capping machines and cartridges.

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

During the six months ended June 30, 2019, operating activities used $1,226,685 in cash, an increase of $186,087 from cash used in the six months ended June 30, 2018 of $1,040,598.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the six months ended June 30, 2019, the Company received $1,583,333 in proceeds from convertible debt, a $2,900 payment related to the exercise of 2,900,000 warrants, paid down $70,912 of Notes payable, and made $132,848 of payments for debt issuance costs. During the six months ended June 30, 2018, the Company received $1,575,000 of cash provided by the issuance of convertible debt from Company investors. The Company also made payments on notes payable of $60,000.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019 and the year ended December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

JACKSAM CORPORATION

Dated: August 2, 2019	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: August 2, 2019	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

