Form 10-Q
period 2019-09-30
Jacksam Corp
filed 2019-11-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of September 30, 2019, the registrant had 61,751,972 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Consolidated Balance Sheets
(unaudited)

		(Audited)
	September 30,	December 31,
	2019	2018
Assets

Current Assets:
Cash	$732,822	$1,074,105
Accounts receivable, net	324,440	25,485
Inventory, net	171,482	764,095
Prepaid expenses	85,945	37,500
Total Current Assets	1,314,689	1,901,185

Property and equipment, net	13,547	14,346
Right of-use asset - operating lease	18,355	-

Total Assets	$1,346,591	$1,915,531

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$787,728	$537,601
Deferred revenue	1,370,131	906,964
Convertible notes payable, current portion	371,458	3,218,500
Notes payable	-	70,912
Right of use liability - operaring lease	19,432	-
Derivative Liability	6,840,742	-
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	11,031,609	6,376,095

Other long term liabilities	268,125	-
Total Liabilities	11,299,734	6,376,095

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 61,751,972 and 48,272,311 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	61,752	48,272
Additional paid-in capital	3,226,827	10,661
Accumulated deficit	(13,241,722)	(4,519,497)
Total Stockholders' Deficit	(9,953,143)	(4,460,564)

Total Liabilities and Stockholders' Deficit	$1,346,591	$1,915,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the three and nine months ended September 30, 2019 and 2018
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales	$1,303,053	$1,613,419	$4,253,728	$4,965,646

Cost of Sales	818,442	1,232,217	3,341,083	3,344,655

Gross Profit	484,611	381,202	912,645	1,620,991

Operating Expenses
Salaries and wages (including contractors)	465,339	310,039	2,169,334	1,169,856
Other selling, general and administrative expenses	468,208	640,293	1,750,657	1,364,896
Total operating expenses	933,547	950,332	3,919,991	2,534,752

Loss from operations	(448,936)	(569,130)	(3,007,346)	(913,761)

Other Expense
Other expense	25	(2,224)	(14,341)	(6,503)
Derivative gain (loss)	(5,047,111)	-	(5,181,924)	-
Interest expense	(448,430)	(35,174)	(516,207)	(101,502)
Total Other Expense	(5,495,516)	(37,398)	(5,712,472)	(108,005)

Net Loss	$(5,944,452)	$(606,528)	$(8,719,818)	$(1,021,766)

Net Loss Per Share
Basic and Diluted	$(0.10)	$(0.01)	$(0.15)	$(0.02)

Weighted average shares outstanding
Basic and Diluted	61,751,972	45,575,351	58,629,486	43,575,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the three and nine months ended September 30, 2019 and 2018
(unaudited)

	Common Stock, $.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	41,828,952	$41,829	$1,883,656	$(2,579,624)	$(654,139)

Convertible debt imputed interest	-	-	25,332	-	25,332

Net loss	-	-	-	(139,406)	(139,406)

Balance, March 31, 2018	41,828,952	41,829	1,908,988	(2,719,030)	(768,213)

Convertible debt imputed interest	-	-	25,333	-	25,333

Exercise of stock options	3,171,048	3,171	(3,171)	-	-

Net loss	-	-	-	(275,832)	(275,832)

Balance, June 30, 2018	45,000,000	45,000	1,931,150	(2,994,862)	(1,018,712)

Convertible debt imputed interest	-	-	32,447	-	32,447

Recapitalization	3,272,311	3,272	(1,645,390)	-	(1,642,118)

Repurchase of shares prior to merger	-	-	(340,000)	-	(340,000)

Net loss	-	-	-	(606,528)	(606,528)

Balance, September 30, 2018	48,272,311	$48,272	$(21,793)	$(3,601,390)	$(3,574,911)

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$(4,519,497)	$(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	(2,407)	(2,407)

Common stock issued for debt coversion	10,579,661	10,580	3,192,920	-	3,203,500

Exercise of common stock warrant	2,000,000	2,000	-	-	2,000

Convertible debt imputed interest	-	-	22,945	-	22,945

Net loss	-	-	-	(669,243)	(669,243)

Balance, March 31, 2019	60,851,972	60,852	3,226,526	(5,191,147)	(1,903,769)

Exercise of common stock warrants	900,000	900	-	-	900

Convertible debt imputed interest	-	-	150	-	150

Net loss	-	-	-	(2,106,123)	(2,106,123)

Balance, June 30, 2019	61,751,972	61,752	3,226,676	(7,297,270)	(4,008,842)

Convertible debt imputed interest	-	-	151	-	151

Net loss	-	-	-	(5,944,452)	(5,944,452)

Balance, September 30, 2019	61,751,972	$61,752	$3,226,827	$(13,241,722)	$(9,953,143)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2019 and 2018
(unaudited)

	2019	2018
Cash Flows from Operating Activities
Net loss	$(8,719,818)	$(1,021,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	799	534
Loss on sale of marketable securities	-	6,504
Imputed interest	23,246	83,112
Amortization of debt discount	486,458	-
Derivative loss	5,181,924	-
Inventory impairment	39,045	128,640
Net change in:
Accounts receivable	(298,955)	(53,700)
Inventory	553,568	(743,614)
Prepaid expenses	(49,775)	-
Other assets	-	(34,211)
Accounts payable and accrued expenses	250,127	(52,154)
Other long-term liabilities	268,125	-
Deferred revenue	463,167	175,631

Net cash used in operating activities	(1,802,089)	(1,511,024)

Cash Flows from Investing Activities

Proceds from sale of marketable securities	-	193,500

Net cash used in investing activities	-	193,500

Cash Flows from Financing Activities
Proceeds from convertible notes payable	1,791,666	1,575,000
Payments on convertible notes payable	(130,000)	-
Payment of debt issuance costs	(132,848)	-
Payments on notes payable	(70,912)	(75,471)
Proceeds from the sale of common stock	-	(340,000)
Proceeds from excersise of common stock warrants	2,900	-

Net cash provided by financing activities	1,460,806	1,159,529

Net Change in Cash	(341,283)	(157,995)

Cash, Beginning of Period	1,074,105	1,146,374

Cash, End of Period	$732,822	$988,379

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$3,203,500	$-
Capitalization of right of use asset for operaring lease	$44,138	$-
Derivative liability recognized at issuance of convertible debt	$1,658,818	$-
Recapitalization related to reverse merger	$-	$1,642,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation

Notes to the Financial Statements

(unaudited)

Note 1: Organization and Nature of Operations

Jacksam Corporation (the “Company” or “Jacksam”) was organized under the laws of the State of Nevada on September 21, 1989 under the name Fulton Ventures, Inc. Effective November 16, 2009, the name Fulton Ventures, Inc. was changed to China Grand Resorts, Inc. After the September 30, 2014 10-Q filing, the management of China Grand Resorts, Inc. abandoned the Company and the subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc., became a dormant company until 2016 when a new shareholder acquired its stock to become the majority shareholder and owner of the Company.

On September 14, 2018, the Company’s wholly-owned subsidiary, Jacksam Acquisition Corp., a corporation formed in the State of Nevada on September 11, 2018, or the Acquisition Sub, merged with and into Jacksam Corporation, a corporation incorporated in August 2013 in the State of Delaware, referred to herein as Jacksam. Pursuant to this transaction closed on November 5, 2018, (the “Merger”) the Acquisition Sub was the surviving corporation, and changed its name to “Jacksam Corporation”.

In accordance with the terms of the Exchange Agreement, and in connection with the completion of the acquisition, on the Closing Date, the Company issued 45,000,000 shares of common stock at par value $0.001 per share to the Jacksam shareholders in exchange for all of the issued and outstanding shares of Jacksam. In addition, the previous owners of China Grand Resorts, Inc. returned 30,000,000 shares of common stock to the treasury of the Company. Following the acquisition, there was a total of 48,272,311 shares of common stock issued and outstanding, of which 3,272,311 were held by shareholders of the Company prior to the merger. In connection with the above transaction, $340,000 was paid to the former controlling shareholder related to the return of 30,000,000 shares of common stock.

As a result of the Merger, we acquired the business of Jacksam and will continue the existing business operations of Jacksam as our wholly-owned operating subsidiary under the name of Jacksam Corporation.

In accordance with “reverse merger” or “reverse acquisition” accounting treatment, the historical financial statements of China Grand Resorts, Inc., as of period ends and for periods ended prior to the Merger, will be replaced with the historical financial statements of Jacksam, prior to the Merger, in all future filings with the SEC.

Jacksam is a technology company focused on developing and commercializing products utilizing a proprietary technology platform. The Company services the medical cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets with oil vaporizer focused products. The Company has two principal product lines consisting of vape cartridges and batteries, as well as filling and capping machines. Customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small scale processors and growers, and distributors. The Company expects continued growth as they take measures to invest in their own molds and intellectual property. The Company operates and sells products from the website www.Convectium.com.

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited consolidated financial statements as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2018.

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

The September 30, 2019 and December 31, 2018 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2019, and December 31, 2018, the Company has determined that no allowance is required. During the nine months ended September 30, 2019, the Company recognized a write-off of inventory of $402,576, recorded as a component of cost of sales on the consolidated statement of operations.

Revenue Recognition

The Company derives revenues from the sale of machines and consumable products. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Sales of machines and consumable products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. The customer has a 10-day period to inspect the equipment and may return the product if it does not meet the agreed-upon specifications. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically, the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of machines and consumable products.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of September 30, 2019, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of September 30, 2019, $1,370,131 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Machine sales	$945,199	$1,097,125	$2,166,652	$3,227,670
Consumable product sales	357,854	516,294	2,087,076	1,737,976
Total sales	$1,303,053	$1,613,419	$4,253,728	$4,965,646

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three and nine months ended September 30, 2019 and 2018, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 12,611,109 and 5,000,000 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2019 and 2018, respectively, as they would be anti-dilutive.

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

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the SEC, and the payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective and will not have a material effect on its consolidated financial position or results of operations upon adoption.

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

The new standard also provides practical expedients for a company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its leases. For those leases with a lease term of 12 months or less, the Company will not recognize right of use assets or lease liabilities.

Note 3: Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Furniture and Fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade Show Display	2,640	2,640
Total	20,644	20,644
Less: Accumulated Depreciation	(7,097)	(6,298)
Property and Equipment net	$13,547	$14,346

Depreciation expense amounted to $267 and $799 for the three and nine months ended September 30, 2019, respectively, and $0 and $534 for the three and nine months ended September 30, 2018, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2019	December 31, 2018

Accounts payable	$446,667	$456,163
Credit cards payable	44,243	24,517
Accrued interest	1,556	1,049
Sales tax payable	130,262	54,272
Accrued officer consulting cost	165,000	-
Other	-	1,600
Total Accounts payable and Accrued expenses	$787,728	$537,601

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	September 30, 2019	December 31, 2018
Note payable dated November 21, 2016, bearing interest at 12% per annum, due February 21, 2017, currently past due	-	70,912

Total notes payable	-	70,912
Less: current portion	-	70,912
Long-term portion of notes payable	$-	$-

As of September 30, 2019, and December 31, 2018, accrued interest on these loan outstanding balances was $1,556 and $1,049, respectively. During the nine months ended September 30, 2019, the note payable was paid in full.

Note 6: Convertible Notes Payable

In December 2017, the Company issued non-interest bearing convertible debentures to 36 investors in exchange for $1,643,500 (the “2017 Notes”). The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates. During the quarter ended March 31, 2019, the Company issued 8,517,500 shares of common stock to convert these notes payable. As of September 30, 2019, the remaining outstanding balance of these notes was $15,000.

In March 2018, the Company issued non-interest bearing convertible notes to two investors in exchange for $1,500,000 (the “2018 Notes”). The 2018 Notes have a one-year term and are convertible into the Company’s common stock at a per share price of $0.90 at any time subsequent to the issuance date. Upon either the maturity date or a successful financing involving the Company’s common stock or a financial instrument convertible into common stock at a valuation of $45,000,000 or more, the 2018 Notes are subject to mandatory conversion to the Company’s common stock, if not previously converted. The Company determined that the 2018 Notes qualified as conventional convertible instruments. Further, the Company evaluated the conversion feature and determined that there was no beneficial conversion feature or derivative liabilities. During the quarter ended March 31, 2019, the Company issued 2,062,161 shares of common stock to convert these notes in full.

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,791,666 in net cash proceeds (the “2019 Notes). The 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the 2019 Notes. The 2019 Notes mature on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the 2019 Notes will result in the conversion price being lowered to the new price. As of September 30, 2019, the 2019 Notes were convertible into 6,825,395 shares of common stock. The notes holders also received warrants to purchase a total of 3,685,714 shares of the Company’s common stock at an exercise price of $0.35 per share for a term of five years. The warrants contain the same down round feature as the notes.

The Company evaluated the embedded conversion feature and the warrants and determined that the conversion option and the warrants should be accounted for as derivative liabilities. A total of $1,658,818 was recorded as additional debt discount at the issuance of the 2019 Notes for the conversion option and warrants, based on the estimate fair value of the liabilities noted below, resulting in a day one loss of $429,380. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	At Debt Issuance		As of September 30, 2019
	Conversion Option	Warrants	Conversion Option	Warrants
Volatility	95.36%-98.03%	69.74%-71.58%	98.25%	74.91
Dividend Yield	0%	0%	0%	0%
Risk-free rate	1.93%-1.99%	1.74%-1.93%	1.83%	1.55%
Expected term	0.75 year	5.0 years	0.5 year	4.75 years
Stock price	$0.40-$1.22	$0.40-$1.12	$0.95	$0.95
Exercise price	$0.35	$0.35	$0.35	$0.35
Derivative Liability fair value	$1,282,187	$806,012	$4,116,701	$2,724,041

The Company recognized a total derivative loss of $5,047,111 during the three months ended September 30, 2019, consisting of $366,050 in day one loss on new notes issued, and a loss of $4,681,061 for changes in the estimate fair value through September 30, 2019. The Company recognized a total derivative loss of $5,181,924 during the nine months ended September 30, 2019, consisting of $429,380 in day one loss on new notes issued, and a loss of $4,752,544 for changes in the estimate fair value through September 30, 2019.

As of September 30, 2019, unamortized deferred finance costs totaled $86,493, and unamortized debt discount totaled $1,815,938.

Note 7: Equity

Common Stock

As of September 30, 2019, the authorized capital stock of the Company consisted of 100,000,000 shares, of which 90,000,000 shares were designated as common stock and 10,000,000 shares as preferred stock.

For the nine months ended September 30, 2019:

During the nine months ended September 30, 2019, the Company had convertible debentures with a 0% stated interest rate outstanding. As a result, imputed interest was calculated based on a 4% rate and recorded to equity in the amount of $23,246.

During the three months ended March 31, 2019, the Company issued 10,579,661 shares of common stock related to the conversion of $3,203,500 of Convertible Notes Payable.

During the three months ended March 31, 2019, the Company received $2,000 related to the exercise of 2,000,000 stock warrants.

During the three months ended June 30, 2019, the Company received $900 related to the exercise of 900,000 stock warrants.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,000,000	$5,000	$0.001
Granted	3,685,714	1,290,000	0.35
Exercised	(2,900,000)	(2,900)	0.001
Forfeited and cancelled	-	-	-
Outstanding at September 30, 2019	5,785,714	$1,292,100	$0.22

The weighted average remaining contractual life is approximately 3.4 years for stock warrants outstanding with a total intrinsic value of $4,204,328 on September 30, 2019. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000, respectively.

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

(b)

Fifty percent (50%) of the Performance Bonus shall be based upon the achievement of Company objectives, which shall include specifically, meeting or exceeding the revenue targets and other objectives as determined by the Board.

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

In addition to salary, the agreement provided for the option of 1,000,000 common shares of the Company, which shall vest at a rate of 28,000 share for each full one-month period worked from the Effective Date. If this Agreement is terminated pursuant to written notice by the Company to the Executive on or before the date that is one year after the Effective Date, all the options shall vest and the Executive shall retain the options subject to their terms and the terms hereof. The options may contain terms providing the issuer the right to accelerate vesting and/or require the exercise of options prior to the initial public offering and listing of the issuer. The Company may arrange for the grant of additional options to the Executive from time to time based on the Executive’s performance and other relevant factors as the Board may determine in its discretion.

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

The Company may terminate Executive’s employment for Cause immediately upon Notice from the Company to Executive. For purposes of this Agreement, “Cause” shall mean the occurrence of any of the following: (i) Executive’s conviction of or plea of nolo contendere to any felony crime involving fraud, dishonesty, or moral turpitude; (ii) Executive’s commission of, or participation in, a fraud against the Company. In the event Executive’s employment is terminated for Cause, the Company shall have no further obligations to the Executive other than to pay all compensation and expense reimbursements owing for services rendered and reasonable business expenses incurred by Executive prior to the effective date of such termination.

Upon termination of this agreement pursuant, the Company shall provide to the Executive:

(a)	A lump sum payment equal to the greater of (i) twelve (12) months’ Annual Salary at the Executive’s then- current rate, or (ii) Executive’s Annual Salary for the remainder of the Term;

(b)

if applicable, to the extent permitted by the Company’s group insurance carrier and applicable law, continued group insurance benefits coverage, together with reimbursement of the individual life insurance premium for the period of time equal to the number of months in respect of which payment is due pursuant and;

(c)

any other amounts (including but not limited to any earned Performance Bonus during the Executive’s active employment that may be payable pursuant to this Agreement) accrued and earned by the Executive prior to the effective date of termination.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. The Company has recorded a current liability of $165,000, included in accounts payable and accrued expenses on the consolidated balance sheet, and a long-term liability of $330,000, included in other long-term liabilities on the consolidated balance sheet. Total expense associated with the agreement of $495,000 is included in salaries and wages expense on the consolidated statement of operations. The Company made payments of $61,875 through September 30, 2019, leaving a balance of $268,125 in other long-term liabilities. In addition, the Company entered into a lock up agreement with Mr. Davis that restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent is approximately $3,200 per month plus net operating expenses. A deposit equal to one-month rent was paid at the commencement of the lease. The lease can be extended for a two-year period at the then fair market value. The lease contains variable lease payments for non-rental occupancy expenses. These non-lease components were not included in the determination of the right of use asset and lease liability as part of the transition to ASC 842 due to the practical expedients elected by the Company. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $18,355 and operating lease liabilities of $19,432 as of September 30, 2019. Operating lease expense for the three and nine months ended September 30, 2019 was $9,463 and $28,389, respectively. The Company had cash used in operating activities related to leases of $29,720 during the nine months ended September 30, 2019. The lease has a remaining term of six months.

The following table provides the maturities of lease liabilities at September 30, 2019:

Maturity of Lease Liabilities at September 30, 2019
2019	$20,002
2020	-
2021	-
2022	-
2023	-
2024 and thereafter	-
Total future undiscounted lease payments	20,002
Less: Interest	(570)
Present value of lease liabilities	$19,432

Minimum lease payments under the Company’s operating lease under ASC 840 as of December 31, 2018 for 2019 and 2020 were $48,968 and $20,600, respectively.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $11,186 and $33,099 for the three and nine months ended September 30, 2019, respectively. Total rent expense was $10,919 and $47,785 for the three and nine months ended September 30, 2018, respectively.

Note 10: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc. recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40, the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,642,118, but does not believes that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities of $1,642,118 from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above, management concluded to no longer accrue interest on these loans.

Note 11: Subsequent Events

No material subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this Report. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Report that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Prior to the effective date of Merger on November 5, 2018, we were a dormant company without any active operations. As a result of the Merger, we acquired and have since been operating the pre-merger business of Jacksam.

As the result of the Merger and the change in business and operations of the Company, a discussion of the past financial results of the Company is not pertinent, and under applicable accounting principles the historical financial results of Jacksam, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The following discussion highlights Jacksam’s results of operations and the principal factors that have affected our financial condition, liquidity and capital resources for the periods described, and provides information that management believes to be relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Jacksam’s audited and unaudited financial statements, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The unaudited condensed consolidated financial statements of Jacksam for three and nine months ended September 30, 2019 and 2018 contained herein include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Product revenue consists of sales of the 710 Shark filling machine, 710 Captain capping machine, consumer vaporizers, Cove, Riptide and other cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. Revenue is realized once the product has been shipped to the customer.

For the 710 Shark filling machine and 710 Captain capping machine, training is coordinated with customers in accordance with their availability but generally completed within a week or two of the shipment. Standard warranties are offered at no cost to customers to cover parts for 3 years, and to cover labor and maintenance for one year for product defects.

Cost of Revenue

Product cost of revenue primarily consists of the cost of materials, labor and overhead costs associated with the manufacture and logistics of our machines and other products.

We expect our cost of revenue per unit to decrease as we continue to scale our operations, improve product designs and work with third-party suppliers to lower costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of compensation, benefits, travel and other costs for our direct sales force and project managers. Sales and marketing expenses also include costs associated with our business development efforts with our distributors and partners and costs related to trade shows and other marketing programs. We expense sales and marketing costs as incurred. We expect sales and marketing expenses to increase in future periods as we expand our sales and marketing teams and increase our participation in global trade shows and other marketing programs.

General and Administrative. Our general and administrative expenses consist primarily of compensation, benefits, travel and other costs for employees with non-sales roles. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, and allocations of overhead costs, such as rent, facilities and information technology. In the near term, we expect general and administrative expenses to decrease driven by our cost reduction initiatives. In the long term, we expect general and administrative expenses to increase as we grow our business.

Interest Expense

Interest expense consists primarily of interest from notes due to debtholders.

Results of Operations – Three Month Periods

Comparison for the three-month periods ended September 30, 2019 and 2018:

Revenue

Total revenue during the three months ended September 30, 2019 decreased to $1,303,053 (comprised of machine sales of $945,199 and consumable product sales of $357,854), compared to the three months ended September 30, 2018 that generated sales of $1,613,419 (comprised of machine sales of $1,094,125 and consumable product sales of $519,294). The sales decrease of $310,366 or 19% was mainly due to a decrease in sales of certain cartridge products that had quality issues. The Company has strategically phased out from selling cartridge products and now focused on providing automation solutions with its filling and capping machines.

Other contributing factors were the delay in the delivery of the U.S. made 710 Shark filling machine, which started to ship in the third quarter, and Media reports and governmental ban of vaping product sale, which adversely impacted our sales in the month of September.

Cost of Revenue

Total cost of revenue decreased to $818,442 during the three months ended September 30, 2019, compared to the three months ended September 30, 2018 that had costs of revenues of $1,232,217. The decrease in cost of revenue was directly attributable to a significant reduction in inventory write down year over year. The inventory write down consisted of mainly cartridges, which was a significant factor in the strategy changes undertaken since the second quarter. The gross margin percentage increased from 24% to 37%.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the three months ended September 30, 2019 decreased to $933,547 (comprised of Salaries of $465,339 and other SG&A expenses of $468,208), compared to the three months ended September 30, 2018 that produced $950,332 in expenses (comprised of $310,039 in salaries and other SG&A expenses of $640,293).

Salaries increased $155,300, of which $108,525 was related to settlement agreements with the founder and another former employee.

Other SG&A expenses decreased by $172,085, which was comprised primarily of the following: decreased travel spending (approximately $45,000) and trade show spending (approximately $20,000), as well as the one-time logistic management fee (approximately $85,000) and branding consultancy fee (approximately $20,000) incurred in the third quarter of 2018.

Income (loss) from Operations

Total loss from operations was $448,936 during the three months ended September 30, 2019, compared to $569,130 for the three months ended September 30, 2018.

The decreased loss was primarily the result of the gross margin improvement, offset by lower revenue described above.

Derivative Loss

Derivative loss, a non-cash expense, was $5,047,111 during the three months ended September 30, 2019, due to the fair value change of the debt and warrants of the 2019 Notes driven by the stock price increase between June 30, 2019 and September 30, 2019. There was no derivative loss for the three months ended September 30, 2018.

Interest Expense

Interest expense during the three months ended September 30, 2019 increased to $448,430 compared to $35,174 for the three months ended September 30, 2018, due to the amortization of debt discount of the 2019 Notes, a non-cash expense.

Results of Operations – Nine Month Periods

Comparison for the nine-month periods ended September 30, 2019 and 2018:

Revenue

Total revenue during the nine months ended September 30, 2019 decreased to $4,253,728 (comprised of machine sales of $2,166,652 and consumable product sales of $2,087,076), compared to the nine-month period ended September 30, 2018 that generated sales of $4,965,646 (comprised of machine sales of $2,090,478 and consumable product sales of $2,875,168). The sales decrease of $711,918 or 14% was primarily driven by the cartridge quality issues described above.

Cost of Revenue

Total cost of revenue decreased to $3,341,083, compared to the nine months ended September 30, 2018 that had costs of revenues of $3,344,655. The gross margin percentage decreased from 33% to 21%, primarily driven by the inventory write down during the first and second quarters of 2019.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the nine months ended September 30, 2019 increased to $3,919,991 (comprised of Salaries of $2,169,334 and other SG&A expenses of $1,750,657), compared to the nine months ended September 30, 2018 that produced $2,534,752 in expenses (comprised of $1,169,856 in salaries and other SG&A expenses of $1,364,896). The $1,385,239 increase was primarily attributed to the settlement agreements with the founder and its associated legal costs described above, as well as increased employee count and related expenses.

Income (loss) from Operations

Total loss from operations was $3,007,346 during the nine months ended September 30, 2019, compared to $913,761 for the nine months ended September 30, 2018.

The increased loss was a result of one-time expense charges described above, coupled with the inventory write down, and the revenue reduction related to the cartridge quality issues.

Derivative Loss

Derivative loss, a non-cash expense described above, was $5,181,924 during the nine months ended September 30, 2019. There was no derivative loss for the nine months ended September 30, 2018.

Interest Expense

Interest expense during the nine months ended September 30, 2019 increased to $516,207, compared to $101,502 for the nine months ended September 30, 2018, due to the amortization of debt discount of the 2019 Notes, a non-cash expense described above.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $732,822. To date, we have financed our operations principally through borrowing on credit facilities, debt of $594,000, issuance of equity of $400,000, issuances of Convertible Debt of $5,605,166 and receipts of customer deposits for new orders and payments from customers for 710 Shark machines, 710 Captain capping machines and cartridges.

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

During the nine months ended September 30, 2019, cash used in operating activities was $1,802,089, an increase of $291,065 compared to the nine months ended September 30, 2018 of $1,511,024.

Investing Activities

The Company had no investing activities during the nine months ended September 30, 2019. Cash provided by investing activities was $193,500 during the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2019, the Company received $1,791,666 in proceeds from convertible debt and a $2,900 payment related to the exercise of 2,900,000 warrants, and paid $70,912 of notes payable and $130,000 convertible notes payable, and made $132,848 of payments for debt issuance costs. During the nine months ended September 30, 2018, the Company received $1,575,000 of cash provided by the issuance of convertible debt from Company investors. The Company also made payments on notes payable of $75,471 and booked a payment of $340,000 related to reverse acquisition and re-purchase of shares.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019 and the year ended December 31, 2018, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, we have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019

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

JACKSAM CORPORATION

Dated: November 12, 2019	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: November 12, 2019	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

