Form 10-K
period 2019-12-31
Jacksam Corp
filed 2020-05-04
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

 ☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number: 033-33263

JACKSAM CORPORATION
(Exact name of Company as specified in its charter)

Nevada	46-3566284
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30191 Avenida De Las Banderas Suite B
Rancho Santa Margarita, CA	92688
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number, including area code: (800) 605-3580

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒     No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of April 16, 2020, there were 63,348,163 shares of company’s common stock, par value $0.001 per share, outstanding.

Jacksam Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2019

Forward-Looking Statements

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Jacksam Corporation”, “the Company”, “we,” “us,” and “our,” refer to Jacksam Corporation, a Nevada corporation.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, contains forward-looking statements. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cartridge filling machines, cartridge capping machines and cartridges, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of our key products, primarily our eShark cartridge filling machine, 710 Shark cartridge filling machine, 710 Captain capping machine, and cartridges;
•	U.S. Federal and foreign regulation of cannabis laws;
•	litigation by States affected by cannabis legalization;
•	our customers’ ability to access the services of banks;
•	competition from existing technologies or products, or new technologies and products that may emerge;
•	the implementation of our business model and strategic plans for our business;
•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;
•	our financial performance;
•	consumer responses to the impact of the vaping lung illness, which peaked in September 2019 and has since declined;
•	inventory supply of our machines and cartridges made in China, subject to the impact of the COVID-19;
•	developments relating to our competitors; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

PART I

Item 1. Business

Company and Product Overview

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling, capping, and automation systems. We service the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets. Prior to July 2019, our product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and our proprietary cartridges. Since then, we have added the eShark cartridge filling machine into our product line, discontinued the sales of our old proprietary cartridges, and entered into a partnership with Jupiter Research, which enabled us to distribute their C-Cell cartridges under a profit-sharing agreement. Our customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. We expect continued growth as we take measures to invest in our intellectual property. We utilize our direct sales force, Jupiter Research’s sales force, our website, independent sales representatives, and a wide range of referral network to sell our products.

Our current flagship product is the eShark cartridge filling machine, which was introduced to the market in the second half of 2019. The eShark was developed based on our prior flagship product - the 710 Shark cartridge filling machine. The eShark features electric motor system, oil heating mechanics, and advanced automation software system. eShark machines are designed to inject oil into various cartridges (glass, plastic and PODS), while also having the capability to fill bottles and other form factors. eShark machines can fill 100 traditional cartridges in approximately 60 seconds, saving our customers’ valuable time and labor expense over the hand filling method, which is currently the industry norm. We estimate that, in most applications, the eShark will have a 50x faster rate than hand filling. The eShark is currently produced in USA. The eShark has the UL Certification. UL stands for Underwriter Laboratories, a third-party product safety certification company that has operated for over a century.

Our prior flagship product is the 710 Shark cartridge filling machine, which is now on its seventh version. The 710 Shark has pneumatic motor system, oil heating mechanics, and automation software system. It can inject oil into various cartridges (glass, plastic and PODS), while also having the capability to fill bottles and other form factors. It can fill 100 traditional cartridges in approximately 60 seconds. The 710 Shark is currently produced in China. The 710 Shark is sold at a lower price point compared to the eShark to meet the demand from a wider group of customers.

In the second quarter of 2018, we introduced our 710 Captain cartridge capping machine. It is designed to affix caps to the cartridges filled by our eShark and 710 Shark filling machines and matches their production capacity of 100 cartridges in approximately 30 seconds. It is pneumatically operated. The 710 Captain is currently produced in USA.

In July 2019, we discontinued the sales of our old proprietary cartridges and batteries designed to match those cartridges.

In December 2019, we entered into a strategic partnership with Jupiter Research, a subsidiary of TILT Holdings. This partnership enabled our company to distribute Jupiter Research’s C-Cell cartridges and enabled Jupiter Research to distribute our filling and capping machines under a profit-sharing agreement.

As the first and only company in our industry, we introduced a pre-racked tray solution to the market in late 2019. As Figure 1 illustrated, our customers will receive boxes of trays preloaded with empty C-Cell cartridges. Using our automated machines, our customers can finish filling and capping 100 cartridges in less than 2 minutes. As the last step, our customers made new orders, and boxed of pre-racked cartridges will be delivered to their facilities. Customers using our pre-racked tray solution together with our automated capping and filling machines can save significant production time and labor cost, compared to using the traditional hand filling method or using our competitor’s machines.

Figure 1. Workflow of using Convectium Pre-Racked Solution

Source: Jacksam Corporation

The majority of our sales are direct B2B sales of our products, namely the eShark, 710 Shark, 710 Captain, and cartridges, to customers in North America. Our primary customers are medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors.

We have three major distribution channels used to sell our products – our direct sales force, Jupiter Research sales force, and our website Convectium.com. Additionally, we engage independent sales representatives and a wide range of referral network.

Our employed sales force consists of three representatives. We anticipate continued expansion of our sales team throughout North America as the demand for our products continues to expand.

We also entered into referral and reseller agreements to expand our market footprint across North America. This network includes extraction companies, wholesalers, distributors, independent sales representatives, and individuals with significant industry contacts. We intend to expand the number of referral and reseller network. These agreements typically provide a commission or referral fee to the source upon a completed sale.

Our marketing efforts include attending industry trade shows. In 2019, we participated in ten such trade shows. We believe attending those trade shows helped generate a significant amount of business and marketing opportunities. We typically have a 10’ x 20’ booth with demo machines and cartridges that we sell.

We also advertise on social media, industry magazines, and other regional events where both B2B and B2C opportunities exist. We plan to expand our marketing efforts to new jurisdictions as they pass medical and recreational cannabis use laws. We also believe we have a large opportunity in the Canadian marketplace as it passed the stage of Cannabis 2.0.

Corporate History and Background

The Company was originally incorporated under the laws of the State of Nevada on September 21, 1989, under the name of Fulton Ventures, Inc. On September 19, 2002, management at that time changed the name of Fulton Ventures, Inc. to Asia Premium Television Group, Inc. On November 16, 2009, management at that time changed the name of Asia Premium Television Group, Inc. to China Grand Resorts, Inc. to more accurately reflect their new business efforts. Commencing in 2002, management at that time acquired and sold a series of subsidiary entities that were incorporated in various foreign jurisdictions, including the People’s Republic of China, or PRC, Macau, Hong Kong and the British Virgin Islands. From 2002 to 2009, these subsidiaries engaged in a variety of businesses, including, principally, marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC.

Management at that time discontinued filing periodic reports under the Exchange Act, after it filed a quarterly report on Form 10-Q for the period ended June 30, 2014 (the “June 2014 10-Q”) on August 14, 2014. As reported in the Company’s annual report on Form 10-K for the year ended September 20, 2013 (the last periodic audited report filed under the Exchange Act, with which the Company furnished audited financial statements) and the June 2014 10-Q, management at that time engaged the Company, through its subsidiaries, in the provision of mobile phone based services in the PRC through Sun New Media Transaction Services Ltd., a Hong Kong corporation, and real estate investment in the PRC through Key Proper Holdings Limited, a British Virgin Islands corporation.

Since the filing of the June 2014 10-Q, current management is not aware of any contact between the Company and management at that time as of the filing of the June 2014 10-Q, nor does current management have any knowledge or information relating to the business operations conducted by the Company or its subsidiaries as of that date, other than as reported in the periodic reports filed with the SEC.

On April 4, 2016, Mr. Bryan Glass was appointed to serve as the custodian of the Company, which was under the name of China Grand Resorts, Inc. at that time, pursuant to an order of the District Court of Clark County, Nevada. During the course, Mr. Glass was issued 30 million shares of common stock and became the controlling owner of the Company. Current management does not have any records of the Company prior to Mr. Glass became the controlling owner of the Company in April 2016, other than the documents filed with or furnished to the SEC.

Jacksam was a company originally founded in August 2013, as a Delaware corporation, under the name of Jacksam Corporation. On September 14, 2018, current management entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) that resulted in the acquisition of the operational business of Jacksam, by the Jacksam Acquisition Corp, or the Acquisition Sub, a corporation formed in the State of Nevada on September 11, 2018.

Prior to the Merger, the Company was a dormant company without any active operation and was a “shell company” as such term is defined in Exchange Act Rule 12b-2.

On November 5, 2018, current management merged Jacksam Acquisition Corp into the parent Company, China Grand Resorts, Inc, or the Company. In connection with the transaction, current management amended the articles of incorporation of the Company and changed its name from China Grand Resorts, Inc. to Jacksam Corporation dba Convectium.

Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business.

Immediately prior to the Merger, we had 33,272,311 shares of our common stock issued and outstanding and no shares of preferred stock or any securities convertible into any class of our capital stock issued and outstanding. Per the Merger, each of the 149,870 shares of the pre-Merger Jacksam’s common stock issued and outstanding immediately prior to the Merger was converted into shares of our common stock at a ratio of 1:300.26023 for a total of 45,000,000 shares of our common stock. Additionally, (i) the rights to purchase common stock of the Company as contained in those certain Convertible Debentures (the “2017 Notes”) originally issued between November 2017 and January 2018 in total principal amount of $1,718,500 and issued and outstanding immediately prior to the closing of the Merger were converted into a corresponding right to purchase shares of our common stock at a conversion price of $0.20 per share, or 8,592,500 shares in total; (ii) the rights to purchase common stock of the Company as contained in those certain Convertible Notes (the “2018 Notes”) originally issued in 2018 in total principal amount of $1,500,000 and issued and outstanding immediately prior to the closing of the Merger were converted into a corresponding right to purchase shares of our common stock at a conversion price of $0.73 per share, or 2,062,160 shares in total; and (iii) the warrant held by Altar Rock Capital (the “Altar Rock Warrant”) to purchase 16,652 shares of common stock of the Company was converted into the right to purchase 5,000,000 shares of our common stock at an exercise price of $0.001 per share for a total exercise price of $5,000.00. As a result, an aggregate of 60,654,660 shares of our common stock, including rights pursuant to the 2017 Notes, the 2018 Notes, and the Altar Rock Warrant to acquire our common stock, were issued to the pre-Merger holders of the Company’s capital stock and convertible securities; provided, however, that the number of shares of our common stock issuable to any holder of a 2017 Notes and to the holder of the Altar Rock Warrant may not, in any instance, exceed 4.99% of our then issued and outstanding common stock. Finally, 30 million shares of our common stock, purchased by the Company from Bryan Glass on September 14, 2018 for total consideration of $340,000, the former controlling shareholder, were returned to treasury by the Company and cancelled.

Following the Merger and the related share issuances and cancellations, we had a total of 48,272,311 shares of our common stock issued and outstanding, plus rights to acquire an additional 15,654,660 shares of our common stock outstanding, for a total potential share count of 63,926,971 shares of our common stock in the event that all of the 2017 Notes, the 2018 Notes and the Altar Rock Warrants were to be converted into our common stock.

The 2017 Notes and the associated Registration Rights Agreement required us to file a registration statement covering the resale of the 8,592,500 shares of our common stock issuable upon conversion of the 2017 Notes. The terms of the Altar Rock warrant similarly require us to file a registration statement covering the 5,000,000 shares of our common stock issuable upon exercise of the Altar Rock Warrant.

The Company determined that the 2018 Notes qualified as conventional convertible instruments. Further, the Company evaluated the conversion feature and determined that there was no beneficial conversion feature or derivative liabilities. During the quarter ended March 31, 2019, the Company issued 2,062,161 shares of common stock to convert these notes in full.

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,791,666 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. The June 2019 Notes mature on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. As of December 31, 2019, the June 2019 Notes were convertible into 5,785,714 shares of common stock. The notes holders also received warrants to purchase a total of 3,685,714 shares of the Company’s common stock at an exercise price of $0.35 per share for a term of five years. The warrants contain the same down round feature as the notes.

In December 2019, the Company issued convertible notes to an institutional investor with a principal amount of $560,000 (the “December 2019 Notes”) with an original issue discount of $56,000 and a maturity date of June 10, 2020. The Company paid $44,000 of deferred finance costs. The Company also issued 186,667 shares of common stock to the lender of the December 2019 Notes as deferred finance costs, valued at $81,200 based on the closing price of the stock at the date of borrowing. This lender also received 933,333 shares of common stock valued at $406,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

Products Details

Our principal products include the eShark cartridge filling machine, 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, and C-Cell cartridges.

eShark Cartridge Filling Machine

Details:

•	Up to 100 Cartridge or Disposable Fills in approximately 60 seconds
•	Built in air compressor; electric operated
•	Ability to create and store up to 20 product/cartridge recipes for accelerated production changes
•	4-in-1 Filling: Plastic, Ceramic, and Stainless Cartridges or Disposables
•	Dual Heated Injection System for the thickest of oils - temps up to 100C
•	Size: 76”H x 25.5”W x 24”D
•	Fill Range: 0.1ml - 3ml per cartridge with a 0.01ml resolution (x100)
•	Weight: 275 lbs
•	UL certification

710 Shark Cartridge Filling Machine

Details:

•	Up to 100 Cartridge or Disposable Fills in approximately 60 seconds
•	4-in-1 Filling: Plastic, Ceramic, and Stainless Cartridges or Disposables
•	Dual Heated Injection System for the thickest of oils - temps up to 100C
•	Size: 52”H x 24”W x 14.5”D
•	Fill Range: 0.1ml - 3ml per cartridge with a 0.01ml resolution (x100)
•	Weight: 115 lbs

710 Captain Cartridge Capping Machine

Details:

•	Caps up to 100 of cartridges in approximately 30 seconds
•	Built in air compressor; pneumatically operated
•	No calibration required, plug & play
•	Customizable per customer requirements
•	Manual 2-step press process to properly align and lock mouthpieces in place
•	76”H X 26”D x 24.25”W
•	UL Listed
•	Weight: 275lbs

C-Cell Cartridges and Pre-Racked Trays

We currently distribute C-Cell cartridges under a profit-sharing agreement with Jupiter Research. We discontinued the sales of our old proprietary cartridges and batteries in July 2019. Our C-Cell cartridges are shipped directly to customers pre-racked in customizable trays, which are under additional charge.

Our Business Strategy

Our overall goal is to become a leading technology company in the segment of the vaporizer cartridge filling, capping, and automation systems. We focus on serving the medical and recreational cannabis, hemp and CBD industries. We develop and commercialize products utilizing an open-source platform.

Our immediate term goals are:

•	Execute the Jupiter Research strategic partnership. We intend to focus on the plan and execution for the best utilization of the sales force and other resources of both companies.

•

Create new products and maintain technology leadership. We intend to continue to develop increasing efficient and faster iterations of our Shark filling machines and Captain capping machine. Additionally, we intend to continue to develop and introduce automation solutions to the market.

•

Increase our domestic and international presence. As more states and countries approve legalized cannabis use, we plan to hire additional sales personnel where appropriate to take advantage of the new markets. We also plan to continue to grow our distributor and affiliate networks to meet expected additional demand for our products.

Existing or Probable Governmental Regulation

Because cannabis remains illegal under U.S. federal law and our products are primarily purchased by providers of cannabis to consumers in those states that have legalized medical or recreational cannabis, a change in U.S. federal enforcement priorities could adversely affect our customers and our business.

Our products and business are not otherwise subject to material governmental regulation other than those laws and regulations of general application.

Market Competition

The automated cartridge filling and packaging industry in the cannabis, hemp and CBD marketplace is relatively nascent. We believe that we are the largest manufacturer of cannabis-focused filling machines, with an approximately 50% market share by units sold. Our automated filling machine is designed to fill 100 cartridges per minute. Most cartridge filling operations are still done by using the hand filling method at present, with a throughput rate of approximately 5 per minute. Hand-filling remains our largest competitor. We also believe we offer the highest efficient automated capping machine in the marketplace. Our automated capping machine is designed to cap 100 cartridges per minute, matching the production capability of our filling machines. Lastly, we believe we are the first and only company offering a pre-racked tray solution to customers.

The competition in the cannabis-focused filling machine market consists of a few players that are focused on regional markets and small growers. Our most direct competitors include Thompson-Duke, ATG Pharma, and Cooljarz. Thompson-Duke is based in Oregon. We estimate its filling machine will fill approximately 12 cartridges per minute. ATG Pharma is based in Canada. We estimate its filling machine will fill approximately 20 cartridges per minute. Cooljarz is based in California. We estimate its filling machine will fill approximately eight cartridges per minute. None of these competitors appears to offer capping machines that can match the production capability of our automated capping machine.

Additionally, there are a few manufacturers that manufacture and distribute machines directly from China, none of which appears to have gained significant market share.

Our most substantial competitive threat would be from the large tobacco e-cigarette manufacturers and the large medical equipment manufacturers, should either decide to enter the automated cartridge filling and packaging industry for cannabis, hemp and CBD products. Many of these companies possess substantially greater manufacturing, sales, marketing, research and development, and financial resources. As of the date of this report, however, none has entered the market, nor are we aware of any with immediate plans to do so. We believe the changing Federal and state laws that regulate the cannabis industry have an impact on the decisions of those larger manufacturers. Were any large tobacco e-cigarette manufacturer or medical equipment manufacturer to enter the market, our business and prospects would be adversely affected.

Intellectual Property Rights

We currently have one U.S. patent filed with the United States Patent and Trademark Office (USPTO), number 16682977, issued on November 13, 2019 and valid for 20 years. We also have one Certificate of Design Patent from the People’s Republic of China, number ZL201630571863.4, issued on May 31, 2017 and valid for 10 years. We have not filed for any other patent, but continue to examine whether, and where, it may be advantageous for us to do so.

In addition, we also rely upon trade secrets, know-how, trademarks, copyright protection, and continuing technological opportunities to develop and maintain our competitive position. We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of our intellectual property. We require our employees, consultants, and third-party collaborators to execute confidentiality and invention assignment agreements upon commencing employment or consulting relationships with us.

Research and Development

Our research and development team was originally formed by Jacksam’s founder, Daniel Davis, and three employed engineers. The founder separated from the Company on May 31, 2019. The three engineers remained with the Company and continue research and development activities. The three engineers also work with our manufacturers to design new products.

Employees

Presently, we have 10 full-time employees. Three employees are engaged in sales and business development, three employees are engaged in research and development and engineering, and four are engaged in business operations including project management, manufacturing, logistics, marketing, financing and accounting, and general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include Risk Factors in our 10-K filing.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, we do not hold any title to any real estate property. Our property is leased. We do not have any mortgages, liens or encumbrances against any such properties.

Rancho Santa Margarita Lease

On April 30, 2017, we entered into a lease with Pacific Margarita LLC for premises consisting of approximately 3,145 square feet located at 30191 Avenida De Las Banderas Suite B, Rancho Santa Margarita, California. The lease commenced on April 1, 2017 and is for a term of 37 calendar months. We received the first month at no cost and the lease expense was $3,082 for months 2-12 and increases according to the following schedule: $3,617 for months 13-25, and then $3,761 for months 26-37. We have an option to extend for an additional two (2) years under the same terms and conditions as the original lease, but subject to an adjustment of the rental rate to the then fair market value.

Item 3. Legal Proceedings

We are not aware of any pending legal proceedings, to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time and harm our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stocks are traded on the Pink Tier of the OTC Markets Group, Inc. under the symbol “JKSM”. The following table sets forth the high and low sale prices for our common stock for each quarterly period within the two most recent fiscal years.

	2019		2018
	High	Low	High	Low
First Quarter ended March 31	$3.20	$1.35	$0.15	$0.15
Second Quarter ended June 30	$1.50	$0.34	$0.20	$0.15
Third Quarter ended September 30	$1.20	$0.35	$1.25	$0.20
Fourth Quarter ended December 31	$0.75	$0.21	$3.90	$0.30

Holders

As of April 16, 2020, we had 167 stockholders of record of our common stock.

Dividend Policy

We have not previously declared nor paid any cash dividend on any share of our common stock, nor have we determined to pay dividends on such shares in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business plan and objectives. The permissibility to pay dividends on our shares is restricted by Section 78.288 of the Nevada Revised Statutes, which provides that a company may not issue a dividend if the result of such dividend would be to make the company have negative retained earnings. There can be no assurance that our operations will result in sufficient revenue to enable us to operate at profitable levels or to generate positive cash flow. Furthermore, there is no assurance that our Board of Directors will declare dividends even if profitable. Our Dividend Policy is subject to the Nevada Revised Statutes and the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements and other factors that our Board of Directors considers significant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautious Statement Concerning Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing of our products, and competition.

The following discussion provides information that management believes is relevant to an assessment and understanding of our past financial condition and plan of operations. The discussion below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

The Company was incorporated in the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Since incorporated, the Company has engaged in a variety of businesses, but has been inactive since late 2014 through the Merger that closed on September 14, 2018. Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business. Our sole business has been the design, manufacturing and sale of vaporizer cartridge filling machines, capping machines, and cartridges to customers in the medical and recreational cannabis, hemp, and CBD industries.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (US GAAP). In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, gains and losses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company recorded an allowance of $74,000 as of December 31, 2019.

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

The December 31, 2019 and 2018 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2019, and December 31, 2018, the Company has determined that no allowance is required.

During the year ended December 31, 2019, the Company recognized a write-off of inventory of $402,662, recorded as a component of cost of goods sold on the consolidated statement of operations.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2019 and 2018, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 13,153,968 and 15,654,660 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2019 and 2018, respectively, as they would be anti-dilutive. Additionally, 933,333 shares of common stock issued during the year ended December 31, 2019 under a share lending arrangement are excluded from the calculation of weighted-average shares outstanding.

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

Revenue Recognition

The Company derives revenues from the sale of machines and other product income. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

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

On March 6, 2017, the Company inadvertently terminated its S-election by issuing common stock to an ineligible shareholder. On March 6, 2016 and thereafter, the Company is taxed as a C corporation. The Company is subject to income taxes in the United States.

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

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Components of Statements of Operations

Revenue

Product revenue consists of sales of our eShark filling machine, 710 Shark filling machine, 710 Captain capping machine, cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves the warehouse on the way to the customer.

For the filling and capping machines, training is coordinated with the customers in accordance with their availability but generally completed within a week or two of the shipment. Standard warranties are offered at no cost to customers to cover parts (3 years), labor and maintenance for one year for product defects.

Cost of Goods Sold

Cost of goods sold represents costs directly related to supplies and materials, machines, freight and delivery, commissions, printing, packaging and other costs.

We expect our cost of goods sold per unit to decrease as we continue to scale our operations, improve product designs and work with our third-party suppliers to lower costs.

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

Results of Operations – Twelve Month Periods

The following set forth our results of operations for the Fiscal Years ended December 31, 2019 and December 31, 2018:

Revenue

Total revenue during the twelve months ended December 31, 2019 were $4,590,977 (comprised of $2,441,524 of machine sales and $2,149,453 of cartridges and other consumables. Compared to the year-ended December 31, 2018 which had $6,628,919 (comprised of $3,759,917 of machine sales and $2,869,002 of cartridges and other consumables). Three major factors contributed to the decrease in revenue. First, media reports and governmental temporary ban of certain vaping products adversely impacted our business in the second half of the year. Second, we phased out our old proprietary cartridges business and discontinued its sales since July 2019. In addition, the quality issues of our old proprietary cartridges, which were made by an oversea supplier, have caused some customers to not re-order. The amount of lost business from a lack of re-orders is not quantifiable, but we believe that it is significant.

Cost of Goods Sold

Total cost of goods sold was $3,584,525 during the twelve months ended December 31, 2019 compared to $4,859,153 during the twelve months ended December 31, 2018. The decrease in cost of goods sold was primarily driven by the decreased sales in 2019.

We recognized a write-off of inventory of the old proprietary cartridges of $402,662, recorded as a component of cost of sales. Gross margin decreased from 27% during the twelve months ended December 31, 2018 to 22% during the twelve months ended December 31, 2019, primarily attributable to this inventory write-off. Without this write-off, gross margin would have been 30% during the twelve months ended December 31, 2019.

Operating Expenses

Sales, General and Administrative Expenses. Sales, general and administrative expenses during the during the twelve months ended December 31, 2019 increased to $4,524,113 (comprised of $2,467,474 in salaries and $2,056,639 of other expenses), compared to December 31, 2018 that produced expenses $3,567,222 (comprised of $1,772,348 in salaries and $1,794,874 of other expenses). The increase was primarily attributed to higher legal fee and cash payment to settle the termination of the employment agreement with Daniel Davis. There were no other expenses greater than 10% in either period.

Interest Expense

Interest expense during the twelve months ended December 31, 2019 was $1,315,764, compared to $135,914 for the twelve months ended December 31, 2018. The increase was mainly due to increased debt amortization, which is an accounting treatment and none-cash item.

Derivative Gain

The Company recognized a derivative gain of $1,302,886 for the year ended December 31, 2019 related to the convertible notes issued during the year.

Liquidity and Capital Resources

Since Jacksam’s inception in 2013 as a Delaware corporation, we have incurred net losses and negative cash flows from operations. During the twelve months ended December 31, 2018 and December 31, 2019, we had net losses of $1,939,873 and $3,544,880, respectively. At December 31, 2019, we had an accumulated deficit of $8,066,784.

At December 31, 2019, we had cash and cash equivalents of $453,623. As of the date of this report, we have financed our operations principally through borrowing on credit facilities, debt of $594,000, issuance of equity of $457,500, issuances of Convertible Debt of $6,109,166 and receipts of customer deposits for new orders and payments from customers for our products.

On November 8, 2018, we entered into a Line of Credit Agreement with Bass Point Capital, LLC, a Massachusetts limited liability company controlled by Doug Leighton, who is also a principal in Altar Rock Capital, one of our shareholders and the holder of the Altar Rock Warrant. The Line of Credit Agreement allows us, at the discretion of the lender, to borrow up to $250,000 by making specific requests therefor which draws, if any, will be due and payable on individually determined terms. Bass Point Capital, LLC is under no obligation to honor any request we may make for an advance under the Line of Credit Agreement.

On December 31, 2019, we entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for sale a customer in January 2020. We plan to repay $164,835 of principal and interest by February 29, 2020.

In December 2019, we issued convertible notes to an institutional investor with a principal amount of $560,000 (the “December 2019 Notes”) with an original issue discount of $56,000 and a maturity date of June 10, 2020. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date, the shares are concerned fully earned, and the prepaid expense will be amortized in full.

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

We anticipate our cash requirements to be as follows:

Estimated Funding Required During the Next Twelve Months
Expense	Amount
General operating expenses	900,000
Additional staff	400,000
Increased marketing and advertising costs	200,000

Total	$1,500,000

*Estimated expense

Operating Activities

We have historically experienced negative cash outflows as we developed and sold our eShark filling machine, 710 Shark filling machine, 710 Captain capping machine, and cartridges. Our net cash used in operating activities primarily results from our operating losses combined with changes in working capital components as we have grown our business and is influenced by the timing of cash payments for inventory purchases and cash receipts from our customers. Our primary source of cash flow from operating activities is cash down payments and final payments for our products. Our primary uses of cash from operating activities are employee-related expenditures and amounts due to vendors for purchased components. Our cash flows from operating activities will continue to be affected principally by our working capital requirements, the extent to which we build up our inventory balance, and increased spending on personnel and other operating activities as our business grows.

Several of our products are produced in China, specifically our 710 Shark filling machines and cartridges. We do not have firm purchase or minimum quantity commitments with any of our Chinese suppliers. Certain of our Chinese suppliers require a deposit in the range of 25% to 30% of the total cost of an order before beginning production. All of our Chinese suppliers require that the entirety of the purchase price of an order be sent prior to shipment to us. However, since we generally require that our customers make a deposit of not less than half of any order of the products, including the products produced in China, as a condition of accepting an order from our customers, we typically have on hand sufficient funds to cover the entirety of the amounts owed to our Chinese suppliers in advance. The timing of cash payment obligations is thus coordinated to not to create a cash flow or liquidity problem for us.

During the twelve months ended December 31, 2019 and 2018, cash used in operating activities was $2,296,288 and $1,406,681, respectively.

Investing Activities

During the twelve months ended December 31, 2019 and 2018, cash used in investing activities was $0 and $193,500, respectively.

Financing Activities

During the twelve months ended December 31, 2019, cash provided by financing activities was $1,675,806, primarily from $2,295,666 of proceeds from new convertible debt. The Company also made payments of $70,912 on notes payable, $181,848 on debt issuance costs, and $370,000 on convertible notes.

During the twelve months ended December 31, 2018, cash provided by financing activities was $1,140,912. The Company also made $94,088 of payments to pay down notes payable and $340,000 related to reverse acquisition and repurchase common stock.

Off-Balance Sheet Arrangements

During the year ended December 31, 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Not applicable.

Item 8. Financial Statements and Supplementary Data

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jacksam Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jacksam Corporation (“the Company”) as of December 31, 2019 and December 31, 2018 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2019 and December 31, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since January 2018.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 20, 2020

www.llcpas.net

Jacksam Corporation
Consolidated Balance Sheets
For the Years Ended December 31, 2019 and 2018
(Audited)

	December 31,	December 31,
	2019	2018
Assets

Current Assets:
Cash	$453,623	$1,074,105
Accounts receivable, net	105,510	25,485
Inventory, net	189,841	764,095
Prepaid expenses	251,539	37,500
Total Current Assets	1,000,513	1,901,185

Property and equipment, net	13,280	14,346
Right of-use asset - operating lease	9,299	-

Total Assets	$1,023,092	$1,915,531

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$696,633	$537,601
Deferred revenue	1,343,983	906,964
Convertible notes payable, current portion (net of debt discount of $1,525,906)	1,067,983	3,218,500
Notes payable (net of debt discount of $19,504)	145,331	70,912
Right of use liability - operating lease	9,837	-
Derivative liability	504,750	-
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	5,410,635	6,376,095

Other long term liabilities	220,000	-
Total Liabilities	5,630,635	6,376,095

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 62,871,972 and 48,272,311 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	62,872	48,272
Additional paid-in capital	3,396,369	10,661
Accumulated deficit	(8,066,784)	(4,519,497)
Total Stockholders' Deficit	(4,607,543)	(4,460,564)

Total Liabilities and Stockholders' Deficit	$1,023,092	$1,915,531

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2019 and 2018
(Audited)

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Sales	$4,590,977	$6,628,919

Cost of Sales	3,584,525	4,859,153

Gross Profit	1,006,452	1,769,766

Operating Expenses
Salaries and wages (including contractors)	2,467,474	1,772,348
Other selling, general and administrative expenses	2,056,639	1,794,874
Total operating expenses	4,524,113	3,567,222

Loss from operations	(3,517,661)	(1,797,456)

Other Expense
Other expense	(14,341)	(6,503)
Derivative gain (loss)	1,302,886	-
Interest expense	(1,315,764)	(135,914)
Total Other Expense	(27,219)	(142,417)

Net Loss	$(3,544,880)	$(1,939,873)

Net Loss Per Share
Basic and Diluted	$(0.06)	$(0.04)

Weighted average shares outstanding
Basic and Diluted	59,428,943	44,402,805

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2019 and 2018
(Audited)

	Common Stock, $.001 Par Value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	41,828,952	$41,829	$1,883,656	$(2,579,624)	$(654,139)

Convertible debt imputed interest	-	-	115,566	-	115,566
Exercise of stock options	3,171,048	3,171	(3,171)	-	-
Repurchase of shares prior to merger	-	-	(340,000)	-	(340,000)
Recapitalization	3,272,311	3,272	(1,645,390)	-	(1,642,118)
Net loss	-	-	-	(1,939,873)	(1,939,873)

Balance, December 31, 2018	48,272,311	48,272	10,661	(4,519,497)	(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	(2,407)	(2,407)
Common stock issued for debt conversion	10,579,661	10,580	3,192,920	-	3,203,500
Extinguishment of derivative liability due to repayment	-	-	89,311	-	89,311
Exercise of common stock warrant	2,900,000	2,900	-	-	2,900
Shares issued for deferred finance cost	186,667	187	81,013		81,200
Shares issued under share-lending arrangement	933,333	933	(933)	-	-
Convertible debt imputed interest	-	-	23,397	-	23,397
Net loss	-	-	-	(3,544,880)	(3,544,880)

Balance, December 31, 2019	62,871,972	$62,872	$3,396,369	$(8,066,784)	$(4,607,543)

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019 and 2018
(Audited)

	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,544,880)	$(1,939,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,066	1,067
Loss on sale of marketable securities	-	6,504
Imputed interest	23,397	115,566
Amortization of debt discount	1,282,643	-
Derivative gain	(1,302,886)	-
Inventory impairment	402,662	128,640
Net change in:
Accounts receivable	(80,025)	(25,485)
Inventory	171,592	(768,614)
Prepaid expenses	(64,039)	-
Right-of-use assets	34,840
Other assets	-	(35,039)
Accounts payable and accrued expenses	159,032	404,441
Right-of-use liabilities	(36,709)
Other long-term liabilities	220,000	-
Deferred revenue	437,019	706,112

Net cash used in operating activities	(2,296,288)	(1,406,681)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	193,500

Net cash used in investing activities	-	193,500

Cash Flows from Financing Activities
Proceeds from convertible notes payable	2,295,666	1,575,000
Payments on convertible notes payable	(370,000)	-
Payment of debt issuance costs	(181,848)	-
Payments on notes payable	(70,912)	(94,088)
Payments related to reverse acquisition and re-purchase of shares	-	(340,000)
Proceeds from exercise of common stock warrants	2,900	-

Net cash provided by financing activities	1,675,806	1,140,912

Net Change in Cash	(620,482)	(72,269)

Cash, Beginning of Period	1,074,105	1,146,374

Cash, End of Period	$453,623	$1,074,105

Cash Paid For:
Income Taxes	$-	$-
Interest	$-	$10,408

Non-cash transactions:
Common stock issued to settle convertible notes payable	$3,203,500	$-
Capitalization of right of use asset for operating lease	$44,138	$-
Derivative liability recognized at issuance of convertible debt	$1,896,947	$-
Reclassification of derivative liabilities to additional paid in capital	$89,311
Recapitalization related to reverse merger	$-	$1,642,118

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

(formerly: China Grand Resorts, Inc.)

Notes to the Financial Statements

Note 1: Organization and Nature of Operations

The Company was organized under the laws of the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Effective November 16, 2009, management at that time changed the name of Fulton Ventures, Inc. to China Grand Resorts, Inc. After the September 30, 2014 10-Q filing, the management of China Grand Resorts, Inc. abandoned the Company and its subsidiaries were taken back by the PRC national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc., became a dormant company until 2016 when a new shareholder Bryan Glass became the majority shareholder and owner of the Company.

On September 14, 2018, the Company’s wholly owned subsidiary, Jacksam Acquisition Corp., a corporation formed in the State of Nevada on September 11, 2018, or the Acquisition Sub, merged with and into Jacksam, a corporation incorporated in the State of Delaware in August 2013.

On November 5, 2018, current management merged Jacksam into the parent Company, China Grand Resorts, Inc. In connection with the transaction, current management amended our articles of incorporation to change the Company’s name from China Grand Resorts, Inc. to Jacksam Corporation dba Convectium.

Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business.

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

Jacksam Corporation is a technology company focused on developing and commercializing products utilizing an open-source technology platform. We service the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets. Prior to July 2019, our old product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and our proprietary cartridges. Since then, we have added the eShark cartridge filling machine into our existing product line, discontinued the sales of our old proprietary cartridges, and entered into a partnership with Jupiter Research, which enabled us to distribute their C-Cell cartridges under a profit-sharing agreement. Our customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. We utilize our direct sales force, Jupiter Research’s sales force, our website, independent sales representatives, and a wide range of referral network to sell our products.

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with U.S. GAAP under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jacksam Corporation and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements is in conformity with U.S. GAAP and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount and estimates of the probability and potential magnitude of contingent liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company recorded an allowance of $74,000 as of December 31, 2019.

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

The December 31, 2019 and 2018 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2019 and 2018, the Company has determined that no allowance is required. During the year ended December 31, 2019, the Company recognized a write-off of inventory of $402,662, recorded as a component of cost of goods sold on the consolidated statement of operations.

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

Binomial Calculation Model

The Company uses a binomial calculator model to determine fair market value of derivative liabilities, warrants and options issued.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2019, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of December 31, 2019, $1,343,982 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Machine sales	$2,441,524	$3,759,917
Consumable product sales	2,149,453	2,869,002
Total sales	$4,590,977	$6,628,919

Cost of Goods Sold

Cost of goods sold represents costs directly related to supplies and materials, machines, freight and delivery, commissions, printing, packaging and other costs.

Advertising and Marketing Expenses

Advertising and marketing expense include cost incurred in public relations, online marketing, magazine, and social networking etc. For the years ended December 31, 2019 and 2018 advertising and marketing expenses were $118,774 and $175,234, respectively.

Income Tax Provision

Since inception of the Company on August 29, 2013 through March 5, 2017, the Company was taxed as a pass-through entity for federal and state income tax purposes as an S Corporation. For federal and state Income tax purposes, income and losses are passed through to the shareholders. As a pass-through entity, the Company was subject to California state income tax.

On March 6, 2017, the Company inadvertently terminated its S-election by issuing common stock to an ineligible shareholder. On March 6, 2017 and thereafter, the Company is taxed as a C corporation. The Company is subject to income taxes in the United States.

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

Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2019 and 2018, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 13,153,968 and 15,654,660 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2019 and 2018, respectively, as they would be anti-dilutive. Additionally, 933,333 shares of common stock issued during the year ended December 31, 2019 under a share lending arrangement are excluded from the calculation of weighted-average shares outstanding.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(7,364)	(6,298)
Property and equipment, net	$13,280	$14,346

Depreciation expense amounted to $1,066 for the years ended December 31, 2019 and 2018, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2019	December 31, 2018

Accounts payable	$347,850	$456,163
Credit cards payable	48,743	24,517
Accrued interest	4,778	1,049
Sales tax payable	130,262	54,272
Accrued officer consulting cost	165,000	-
Other	-	1,600
Total Accounts payable and Accrued expenses	$696,633	$537,601

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	December 31, 2019	December 31, 2018
Note payable dated November 21, 2016, bearing interest at 12% per annum, due February 21, 2017	$-	$70,912
Note payable dated December 31, 2019, bearing interest at 3% monthly, maturing February 29, 2020	164,835	-
Total notes payable	164,835	70,912
Less: unamortized discount and deferred financing cots	(19,504)	-
Less: current portion	(145,331)	(70,912)
Long-term portion of notes payable	$-	$-

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for sale a customer in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and are amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which will be amortized through the maturity date.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
2017 Notes, maturing December 2020, currently past due	$15,000	$1,718,500
2018 Notes, matured March 2019	-	1,500,000
June 2019 Notes, maturing March 25, 2020	2,018,889	-
December 2019 Notes, maturing June 10, 2020	560,000	-
Total	2,593,889	3,218,500
Less: Debt discount and deferred finance costs on short-term convertible notes	(1,525,906)	-
Less: Current convertible notes payable, net of discount	(1,067,983)	(3,218,500)

Total long-term convertible notes payable, net	$-	$-

In December 2017, the Company issued non-interest bearing convertible debentures (the “2017 Notes”) to 36 investors in exchange for $1,643,500. The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates. During the quarter ended March 31, 2019 the Company issued 8,517,500 shares of common stock to convert these notes payable. As of December 31, 2019, the remaining outstanding balance of these notes was $15,000.

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

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,791,666 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes mature on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. As of December 31, 2019, the June 2019 Notes were convertible into 5,785,714 shares of common stock. The notes holders also received warrants to purchase a total of 3,685,714 shares of the Company’s common stock at an exercise price of $0.35 per share for a term of five years. The warrants contain the same down round feature as the notes.

In December 2019, the Company issued convertible notes to an institutional investor with a principal amount of $560,000 (the “December 2019 Notes”) with an original issue discount of $56,000 and a maturity date of June 10, 2020. The Company paid $44,000 of deferred finance costs. The Company also issued 186,667 shares of common stock to the lender of the December 2019 Notes as deferred finance costs, valued at $81,200 based on the closing price of the stock at the date of borrowing. This lender also received 933,333 shares of common stock valued at $406,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

Derivative Liabilities

The Company evaluated the embedded conversion features of the convertible debt instruments and the warrants discussed above and determined that the conversion options and the warrants should be accounted for as derivative liabilities. A total of $1,896,947 was recorded as additional debt discount at the issuance of the June 2019 Notes and the December 2019 Notes for the conversion option and warrants, based on the estimate fair value of the liabilities noted below, resulting in a day one loss of $5,189,604. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	At Debt Issuance		As of December 31, 2019
	Conversion Option	Warrants	Conversion Option	Warrants
Volatility	95.36%-98.8%	69.74%-71.58%	86.4-94.1%	77.9%
Dividend Yield	0%	0%	0%	0%
Risk-free rate	1.57%-1.99%	1.74%-1.93%	1.55-1.60%	1.69%
Expected term	0.5-0.75 years	5.0 years	0.25-1.8 years	4.5 years
Stock price	$0.40-$1.22	$0.40-$1.12	$0.22	$0.22
Exercise price	$0.35	$0.35	$0.35	$0.35
Derivative Liability fair value	$1,535,324	$806,012	$611	$553

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2019:

Fair value as of December 31, 2018	$–
Fair value on the date of issuance recorded as a debt discount	1,896,947
Fair value on the date of issuance recorded as a loss on derivative	518,604
Extinguishment due to repayment of debt	(89,311)
Gain on change in fair value of derivatives	(1,821,490)
Fair value as of December 31, 2019	$504,750

Note 7: Income Taxes

The components of the provision for income taxes for the years ended December 31, 2019 and 2018, respectively, consisted of the following:

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018
Current:
Federal	-	-
State	$800	$800
	800	800
Deferred:
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$800	$800

Deferred tax assets (liabilities) consist of the following:

	For the year ended	For the year ended
	December 31, 2019	December 31, 2018
Deferred Tax Assets:
Net operating losses	$1,41,780	$673,067
Other	2,040	1,900
Total Deferred Tax Asset	1,543,819	674,967

Valuation Allowance	(1,543,611)	(674,759)

Deferred Tax Liabilities
Fixed Assets	(208)	(208)

Net Deferred Tax Assets/(Liabilities)	$0	$0

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31, 2019	December 31, 2018
Tax at Federal Statutory Rate	21.00%	21.00%
State Taxes	6.88%	6.77%
Nondeductible Items	-0.08%	-0.87%
Valuation Allowance	-27.38%	-26.86%
Other	-0.42%	-0.04%
Provision for Taxes	0.00%	0.00%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable for the period ending December 31, 2019. On the basis of this evaluation, as of December 31, 2019, a full allowance has been recorded on its net deferred tax assets.

As of December 31, 2019, the Company had $630,883 of federal and $5,541,650 of state net operating loss carryforwards available to reduce future taxable income which will begin to expire on December 31, 2037. As of December 31, 2019, the Company has $4,868,032 of federal net operating loss carryforwards available to reduce future taxable income which carryforward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company is in the process of determining if significant limitations would be placed on the utilization of its net operating loss carryforwards due to prior ownership changes.

As of December 31, 2019, the Company does not have any unrecognized tax benefits. As of December 31, 2019, the Company has not recognized any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the U.S. and California. Tax Years 2015 to 2019 remain subject to examination for federal income tax purposes, and tax years 2014 through 2019 remain open to examination for California income tax purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and California income tax purposes.

Note 8: Equity

Common Stock

As of December 31, 2019, the authorized capital stock of the Company consisted of 100,000,000 shares, of which 90,000,000 shares were designated as common stock and 10,000,000 shares as preferred stock.

For the year ended December 31, 2019:

During the year ended December 31, 2019, the Company issued 186,667 shares of common stock to the lender of the December 2019 Notes as deferred finance costs, valued at $81,200 based on the closing price of the stock at the date of borrowing. This lender also received 933,333 shares of common stock valued at $406,000 as a prepaid penalty. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date, the shares are concerned fully earned, and the prepaid expense will be amortized in full.

During the year ended December 31, 2019, the Company issued 10,579,661 shares of common stock related to the conversion of $3,203,500 of Convertible Notes Payable.

During the year ended December 31, 2019, the Company received $2,900 related to the exercise of 2,900,000 stock warrants.

During the year ended December 31, 2019, the Company had convertible debentures with a 0% stated interest rate outstanding. As a result, imputed interest was calculated based on a 4% rate and recorded to equity in the amount of $23,397.

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

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2017	8,171,048	$5,743	$0.0007
Granted
Exercised	(3,171,048)	(743)	0.0002
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2018	5,000,000	$5,000	$0.001
Granted	3,685,714	1,290,000	0.35
Exercised	(2,900,000)	(2,900)	0.001
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2019	5,785,714	$1,292,100	$0.22

The weighted average remaining contractual life is approximately 3.2 years for stock warrants outstanding with no intrinsic value on December 31, 2019. All of the above warrants were fully vested.

Note 9: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000, respectively.

During the year ended December 31, 2018 and prior to our reverse merger, we advanced major shareholder and former Chairman, Daniel Davis $25,000. The advance was repaid in full by Daniel Davis on April 2, 2018.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. The Company has recorded a current liability of $165,000, included in accounts payable and accrued expenses on the consolidated balance sheet, and a long-term liability of $330,000, included in other long-term liabilities on the consolidated balance sheet. Total expense associated with the agreement of $495,000 is included in salaries and wages expense on the consolidated statement of operations. The Company made payments of $110,000 through December 31, 2019, leaving a balance of $220,000 in other long-term liabilities. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

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

The Company has right-of-use assets of $9,299 and operating lease liabilities of $9,837 as of December 31, 2019. Operating lease expense for the year ended December 31, 2019 was $37,852. The Company had cash used in operating activities related to leases of $39,721 during the year ended December 31, 2019. The lease has a remaining term of three months.

The following table provides the maturities of lease liabilities at December 31, 2019:

Maturity of Lease Liabilities at December 31, 2019
2020	$10,001
2021	-
2022	-
2023	-
2024	-
2025 and thereafter	-
Total future undiscounted lease payments	10,001
Less: Interest	(164)
Present value of lease liabilities	$9,837

Minimum lease payments under the Company’s operating lease under ASC 840 as of December 31, 2018 for 2019 and 2020 were $48,968 and $20,600, respectively.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $42,304 and $50,750 for the years ended December 31, 2019 and 2018, respectively.

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

No material subsequent event.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment
Mark Adams	51	President, Chief Executive Officer, Director	September 14, 2018
Michael Sakala	54	Chief Financial Officer	September 14, 2018
Scott Wessler	52	Director	September 14, 2018
Theodore Winston	53	Director	September 14, 2018

Mark Adams has served as our Chief Executive Officer and Board Member since September 14, 2018 and in those same roles with Jacksam Corporation, pre-Merger, since December 2017. From 2013 to 2017, he served as Vice President of Business Development for eSentire, a software security firm in Boston, Massachusetts. From 2010 to 2013, he was a Partner at Torrey Hills Capital in San Diego, California. From 2007-2009, he served as a portfolio manager at BAM, a hedge fund in NYC. From 2005 to 2008, he served as a portfolio manager at PT 72 in Boston, Massachusetts. From 2000-2004, he served as an analyst at Essex Investment Management in Boston, Massachusetts. From 1996 to 2000, he served as Vice President of Business Development at Dell-EMC. His career started as an analyst at JP Morgan Chase from 1990 to 1994. He holds a Bachelor of Science degree from Providence College awarded in 1990 and an M.B.A. from Harvard Business School awarded in 1996.

Michael Sakala has served as our Chief Financial Officer since September 14, 2018 and in those same roles with Jacksam Corporation, pre-Merger, since May 2018. From 2017 to 2018, he served as an independent consultant for Convectium and other hemp and cannabis businesses. From 2012 to 2016, he served as a Senior Manager in Ernst and Young’s Global Financial Services Advisory practice. From 2008 to 2012, he was an independent consultant to Hedge Funds focusing on compliance and operations. From 2005 to 2008, he was a founding Partner, CFO and CCO, of Copper Rock Capital Partners, LLC. From 2002 to 2005, he was a Senior Vice President and Head of the Middle Office for State Street Research and Management. From 1997 to 1999, he was a financial consultant for Zolfo Cooper LLC. His career started in operations at Fidelity Investments from 1988 to 1994. He holds a Bachelor of Science degree from the University of Massachusetts in business administration awarded in 1988 and a Master of Science in Finance from Bentley College awarded in 1993.

Scott Wessler has served on our Board since September 14, 2018. Prior to the Merger, he invested in the early phases of Jacksam Corporation and has served on Jacksam’s advisory board as a member of its board of directors since 2017. In 2015, Scott Wessler invested in the early phases of MJIC, a cannabis compliance and distribution company and is currently engaged as a consultant. In 2011, Scott Wessler formed Canopi LLC, a family business focused primarily in property management, leasing and financial management of commercial real estate. From 2006 to present, he has served as Chief Operating Officer of Vimpex International Corporation, a family owned company specializing in sourcing, importing, sales and distribution of food products in the United States. From 2004 to 2005, Scott Wessler served as Vice President of Product Development of an early stage search portal product, Local.com, designed to provide relevant search results for local businesses, products and services. From 1996 to 2004, Scott Wessler worked at the Walt Disney Internet Group where he held leadership roles in the conception and execution of strategies for next-generation revenue producing online initiatives. He holds a Bachelor of Arts degree in English from the University of California, Irvine awarded in 1991.

Theodore Winston has served as our Director since September 14, 2018 and as a director of Jacksam Corporation, pre-Merger, since 2017. From a young age to present, Theodore Winston helped grow a family business, Winston Flowers, the largest independent floral retailer. He currently shares the title of President and CEO and oversees business operations and marketing including the utilization of web-based technology to drive online services worldwide. Since 1999, Theodore Winston has overseen the Winston Flowers Donations Committee, and the charitable giving program that has raised over $2 million for over 30 non-profit organizations. Theodore Winston holds a Bachelor of Science degree in Business Administration from the University of Massachusetts awarded in 2013 and sits on the board of several non-profit organizations in Boston, Massachusetts.

Board Composition

Corporate Governance and Director Independence

Our business and affairs are managed under the direction of our Board of Directors, which consist of three members.

Our two non-employee directors, Scott Wessler and Theodore Winston, are independent using the definition for “Independent Directors” set out in Nasdaq Listing Rule 5605(a)(2). Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has undertaken a review of its composition, the composition of its proposed committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that neither Scott Wessler nor Theodore Winston has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Item 11. Executive Compensation

The following table sets forth the compensation for our fiscal years ended December 31, 2019 and 2018 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2019.

Summary Compensation Table (last two complete fiscal years)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark Adams (CEO since 4/2018)	2019	$11,846	-	$100,178	-	-	-	-	$112,024
	2018	$120,000	-	-	-	-	-	-	$120,000

Michael Sakala (CFO)	2019	-	-	-	-	-	-	-	-
	2018	$50,000	-	-	-	-	-	-	$50,000

Daniel Davis (former CEO)	2019	$165,018	-		-	-	-	-	$165,018
	2018	$180,000	-	-	-	-	-	-	$180,000

Bryan Glass (former CEO, CFO)	2019	-	-	-	-	-	-	-	-
	2018

There were no other salaries paid in 2019 and 2018. Two executive officers received total annual salary and bonus compensation in excess of $100,000.

Summary of Employment Agreements and Material Terms

Mark Adams

We entered into a five-year employment agreement on December 22, 2017, with Mark Adams to serve as the Chief Operating Officer of Jacksam in exchange for a base salary of $120,000 per annum, which shall automatically increase at a rate of five percent per year, in addition to any increases that our board, in its discretion, may determine is appropriate. In addition, Mark Adams is eligible for a performance bonus of up to thirty percent of his then-applicable annual salary, as determined by our board in its good faith discretion. Mark Adams’ employment agreement also provides that Jacksam is to provide Mark Adams with a grant of options to purchase up to 100,000 shares of Jacksam common stock at an undetermined exercise price, to vest over three years, upon Jacksam adopting an equity compensation plan. Jacksam did not ever adopt such a stock option plan and the options Jacksam was obligated to grant to Mark Adams have not been granted and, as a result of the Merger, will not be granted. We are in the process of renegotiating this term with Mark Adams. Mark Adams is also entitled to health insurance and other benefits if and to the extent provided by Jacksam to other executives.

If we terminate Mark Adams for cause, or if he resigns for good reason (both as defined in Mark Adams employment agreement), we owe Mark Adams his salary and benefits for a period of twelve months following his termination. If he dies, we owe Mark Adams’ estate six month’s salary.

Mark Adams was promoted to our Chief Executive Officer on April 10, 2018, by our board, following the decision by Daniel Davis to step down from that office.

Daniel Davis

We entered into a five-year employment agreement on December 22, 2017, with Daniel Davis to serve as the Chief Executive Officer of Jacksam in exchange for a base salary of $180,000 per annum, which shall automatically increase at a rate of five percent per year, in addition to any increases that our board, in its discretion, may determine is appropriate. In addition, Daniel Davis is eligible for a performance bonus of up to thirty percent of his then-applicable annual salary, as determined by our board in its good faith discretion. Daniel Davis’ employment agreement also provides that Jacksam is to provide Daniel Davis with a grant of options to purchase up to 100,000 shares of Jacksam common stock at an undetermined exercise price, to vest over three years, upon Jacksam adopting an equity compensation plan. Jacksam did not ever adopt such a stock option plan and the options Jacksam was obligated to grant to Daniel Davis have not been granted and, as a result of the Merger, will not be granted. We are in the process of renegotiating this term with Daniel Davis. Daniel Davis is also entitled to health insurance and other benefits if and to the extent provided by Jacksam to other executives.

If we terminate Daniel Davis for cause, or if he resigns for good reason (both as defined in Daniel Davis employment agreement), we owe Daniel Davis his salary and benefits for a period of twelve months following his termination. If he dies, we owe Daniel Davis’ estate six month’s salary.

Daniel Davis stepped down as our Chief Executive Officer on April 10, 2018, Daniel Davis stepped down as our Chief Executive Officer but remains employed in charge of new product development on the same terms and conditions as are contained in his employment agreement.

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. The Company has recorded a current liability of $165,000, included in accounts payable and accrued expenses on the consolidated balance sheet, and a long-term liability of $330,000, included in other long-term liabilities on the consolidated balance sheet. Total expense associated with the agreement of $495,000 is included in salaries and wages expense on the consolidated statement of operations. The Company made payments of $61,875 through September 30, 2019, leaving a balance of $268,125 in other long-term liabilities. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2019.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2019. From inception and through the date of this report, we have not granted any stock options or stock awards to any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End (most recent)

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Mark Adams (CEO since 4/2018)	-	-	-	-	-	-	-	-	-
Michael Sakala (CFO)	-	-	-	-	-	-	-	-	-
Daniel Davis (former CEO)	-	-	-	-	-	-	-	-	-
Bryan Glass (former CEO, CFO)	-	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of our common stock, which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

The percentage of shares beneficially owned is computed as of December 31, 2019, on the basis of 62,871,972 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2019 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Names of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Daniel Davis, Founder	25,582,518	40.7%
Jeff Brady	4,277,807	6.8%
Singlepoint Inc.	4,175,419	6.8%

Names of Executive Officers and Directors
Mark Adams, CEO and Director	7,656,636	12.2%
Michael Sakala, CFO	250,000	.4%
Theodore Winston, Director	250,000	.4%
Scott Wessler, Director	506,539	.9%
All current directors and executive officers as a group (4 persons)	8,663,175	13.8%

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

As part of the Merger, Jacksam Corporation purchased and subsequently returned to treasury 30 million shares of our common stock from our former sole officer and director, Bryan Glass, for total consideration of $340,000.

There has been no other transaction since January 1, 2017, to which we have been a party, in which the amount involved exceeded or will exceed $50,000, and in which any of our directors, executive officers or holders of more than 5% of Jacksam’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

On November 22, 2017, Michael Sakala purchased the 2017 Notes in the amount of $50,000. Michael Sakala was not an officer or director of Jacksam at that time. He became the CFO of Jacksam, pre-Merger, on April 30, 2018. He became our CFO as of the date of the Merger, September 14, 2018.

On November 20, 2017, Theodore Winston purchased the 2017 Notes in the amount of $50,000. Theodore Winston was not a member of the Board of Directors at the time. He became a member of Jacksam’s Board of Directors, pre-Merger, on March 1, 2018, and a member of our Board of Directors as of the date of the Merger, September 14, 2018.

On November 8, 2018, we entered into a Line of Credit Agreement with Bass Point Capital, LLC, a Massachusetts limited liability company controlled by Doug Leighton, who is also a principal in Altar Rock Capital, one of our stockholders and the holder of the Altar Rock Warrant. The Line of Credit Agreement allows us, at the discretion of the lender, to borrow up to $250,000 by making specific requests of draws, if any, will be due and payable on individually determined terms.

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mark Adams and David Hall contributed $250,000 and $100,000, respectively.

Other than the foregoing, we have not engaged in any transaction within the past fiscal year and do not plan to engage in any transaction with a related person or a person with a direct or indirect material interest in an amount exceeding $120,000.

Item 14. Principal Accounting Fees and Services

Audit Fees. During the fiscal year ended December 31, 2019, the firm of L&L CPAs, PA, which we refer to as L&L was our principal auditor. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by L&L in connection with regulatory filings. We paid L&L $43,000 and $42,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2019 and 2018, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either L&L or other parties during the last two fiscal years.

Accounting Fees. None

All Other Fees. None

PART IV

Item 15. Exhibits and Financial Statement Schedules

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSAM CORPORATION

Dated: May 1, 2020	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Sakala
	Name:	Michael Sakala
	Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

