Form 10-K/A
period 2019-12-31
Jacksam Corp
filed 2020-05-07
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of April 16, 2020, there were 63,348,163 shares of company’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Jacksam Corporation (the “Registrant”) is filing this Amendment No. 1 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2020 (the “Original Filing”).

The Registrant is filing this Amendment solely for the purpose of amending the check mark of “Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act)” to “No” on the front page of the Form 10–K, as the Registrant was not a “Shell Company” as of the date of the Original Filing. In addition, the Registrant un-checked the check mark of “If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.”

Except as otherwise expressly stated for the items amended in this Amendment, this Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any other filings we made with the SEC subsequent to the filing of the Original Filing.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSAM CORPORATION

Dated: May 6, 2020	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Sakala
	Name:	Michael Sakala
	Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

3