Form 10-K/A
period 2019-12-31
Jacksam Corp
filed 2020-05-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No.2

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Jacksam Corporation (the “Registrant”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2020 (the “Original Filing”).

The Registrant is filing this Amendment to include those disclosures required by the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465).

As previously reported on Form 8-K filed on March 30, 2020, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by the original deadline of March 30, 2020, due to circumstances related to COVID-19 pandemic, specifically: (i) the Southern California area, including the location of the Company’s corporate headquarters, was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel; and (ii) historically, the Company has relied on vendors in China to manufacture certain of its principal products. The outbreak of COVID-19 caused different levels of delay in operations of the Company, vendors, customers and professional service providers. As a result, the Company’s books and records were not easily accessible from our Chinese manufacturer of our products, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSAM CORPORATION

Dated: May 12, 2020	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

	By:	/s/ Michael Sakala
	Name:	Michael Sakala
	Title:	Chief Financial Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: May 12, 2020

/s/ Mark Adams	Chairman of the Board
Mark Adams

/s/ Scott Wessler	Director
Scott Wessler

/s/ Theodore Winston	Director
Theodore Winston

/s/ Robert Hagen	Director
Robert Hagen

3