Form 10-Q
period 2020-03-31
Jacksam Corp
filed 2020-06-23
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 033-33263

Jacksam Corporation
(Exact name of registrant as specified in its charter)

Nevada	46-3566284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30191 Avenida De Las Banderas Suite B Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 605-3580

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 4, 2020, the registrant had 62,514,830 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Jacksam Corporation,” “the Company,” “we,” “us,” and “our,” refer to Jacksam Corporation, a Nevada corporation.

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cartridge filling machines, cartridge capping machines and cartridges, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

Jacksam Corporation
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
	2020	2019
Assets

Current Assets:
Cash	$434,591	$453,623
Accounts receivable, net	139,318	105,510
Inventory, net	156,742	189,841
Prepaid expenses	148,613	251,539
Total Current Assets	879,264	1,000,513

Property and equipment, net	13,013	13,280
Right of use asset - operating lease	-	9,299

Total Assets	$892,277	$1,023,092

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$682,634	$696,633
Deferred revenue	967,183	1,343,983
Convertible notes payable, current portion	903,000	1,067,983
Notes payable	211,662	145,331
Right of use liability - operating lease	-	9,837
Derivative liability	3,714,339	504,750
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	8,120,936	5,410,635

Other long-term liabilities	178,750	220,000
Total Liabilities	8,299,686	5,630,635

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 63,348,163 and 62,871,972 shares issued and outstanding, respectively	63,348	62,872
Additional paid-in capital	4,168,759	3,396,369
Subscriptions payable, consisting of 8,816,661 and 0 shares of common stock as of March 31, 2020 and December 31, 2019, respectively.	1,689,803	-
Accumulated deficit	(13,329,319)	(8,066,784)
Total Stockholders' Deficit	(7,407,409)	(4,607,543)

Total Liabilities and Stockholders' Deficit	$892,277	$1,023,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019

Sales	$653,222	$1,624,254

Cost of Sales	308,018	1,130,620

Gross Profit	345,204	493,634

Operating Expenses
Salaries and wages (including contractors)	253,129	544,918
Other selling, general and administrative expenses	154,859	590,584
Total Operating Expenses	407,988	1,135,502

Loss from Operations	(62,784)	(641,868)

Other Expense
Other expense	-	(2,548)
Derivative gain (loss)	(3,742,107)	-
Interest expense	(1,457,644)	(24,827)
Total Other Expense	(5,199,751)	(27,375)

Net Loss	$(5,262,535)	$(669,243)

Net loss per share
Basic and diluted	$(0.08)	$(0.01)
Weighted average shares outstanding
Basic and diluted	62,294,474	52,381,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Common Stock, $.001 Par Value		Paid-In	Shares	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2018	41,828,952	$48,272	$10,661	$-	$(4,519,497)	$(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	-	(2,407)	(2,407)

Common stock issued for debt conversion	10,579,661	10,580	3,192,920	-	-	3,203,500

Exercise of common stock warrants	2,000,000	2,000	-	-	-	2,000

Convertible debt imputed interest	-	-	22,945	-	-	22,945

Net loss	-	-	-	-	(669,243)	(669,243)

Balance, March 31, 2019	54,408,613	$60,852	$3,226,526	$-	$(5,191,147)	$(1,903,769)

Balance, December 31, 2019	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	151	-	-	151

Common stock issued for debt conversion	476,191	476	166,191	1,333,333	-	1,500,000

Sale of common stock units	-	-	-	356,470	-	356,470

Extinguishment of derivative liability due to conversion	-	-	606,048	-	-	606,048

Net loss	-	-	-	-	(5,262,535)	(5,262,535)

Balance, March 31, 2020	63,348,163	$63,348	$4,168,759	$1,689,803	$(13,329,319)	$(7,407,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
Cash Flows from Operating Activities
Net loss	$(5,262,535)	$(669,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	267	266
Imputed interest	151	22,945
Amortization of debt discount	1,426,698	-
Derivative gain	3,742,107	-
Inventory impairment	-	128,640
Net change in:		-
Accounts receivable	(33,808)	(12,554)
Inventory	33,099	174,475
Prepaid expenses	102,926	(100,565)
Right of use asset	9,299	-
Other assets	-	1,785
Accounts payable and accrued expenses	(12,349)	(130,474)
Right of use liability	(9,837)	-
Other long-term liabilities	(41,250)	-
Deferred revenue	(376,800)	189,608

Net cash used in operating activities	(422,032)	(395,117)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-

Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Payment on convertible notes payable	(70,000)	-
Proceeds from notes payable	43,000	-
Payment on notes payable	-	(8,624)
Proceeds from sale of common stock units	430,000	-
Proceed from exercise of common stock warrants	-	2,000

Net cash provided by financing activities	403,000	(6,624)

Net Change in Cash	(19,032)	(401,741)

Cash Balance, Beginning of Period	453,623	1,146,374

Cash Balance, End of Period	$434,591	$744,633

Cash paid for:
Income taxes	$-	$-
Interest	$-	$10,408

Non-cash transactions:
Common stock issued to settle convertible notes payable	$1,500,000	$3,203,500
Derivative liability recognized at issuance of warrants	$75,530	$-
Extinguishment of derivative to conversion and repayment	$608,328	$-
Capitalization of right of use asset for operating lease	$-	$44,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Organization and Nature of Operations

Jacksam Corporation dba Convectium is a technology company that designs and develops high-performance automation machines and solutions for the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets. Prior to July 2019, the Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and proprietary cartridges. After July 2019, the Company added the eShark cartridge filling machine into its product line, discontinued the sales of proprietary cartridges, and entered into a strategic partnership with Jupiter Research, which enabled the Company to distribute C-Cell cartridges under a profit-sharing agreement with Jupiter Research. The Company’s customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. The Company utilizes its direct sales force, website, Jupiter Research’s sales force, independent sales representatives, and a wide range of referral network to sell its products.

The Company was originally organized under the laws of the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Effective November 16, 2009, management at that time changed the name of Fulton Ventures, Inc. to China Grand Resorts, Inc. After the September 30, 2014 10-Q filing, the management of China Grand Resorts, Inc. abandoned the Company and its subsidiaries were taken back by Chinese national companies in China who owned them. The remaining parent company, China Grand Resorts, Inc., became a dormant company until 2016 when a new shareholder Bryan Glass became the majority shareholder and owner of the Company.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited consolidated financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2019.

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

The March 31, 2020 and December 31, 2019 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2020 and December 31, 2019, the Company has determined that no allowance is required.

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

Performance Obligations

Sales of machines and consumable products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. The customer has a 10-day period to inspect the equipment and may return the product if it does not meet the agreed-upon specifications. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost-plus margin approach when one is not available. Historically, the Company’s contracts have not had multiple performance obligations. Most the Company’s performance obligations are recognized at a point in time related to the sale of machines and consumable products.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2020, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of March 31, 2020, $967,183 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Machine sales	$568,204	$643,002
Consumable product sales	85,018	981,252
Total sales	$653,222	$1,624,254

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 23,814,676 and 3,075,000 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2020 and 2019, respectively, as they would be anti-dilutive.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(7,630)	(7,364)
Property and equipment net	$13,013	$13,280

Depreciation expense amounted to $267 and $265 for the three months ended March 31, 2020 and 2019, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2020	December 31, 2019

Accounts payable	$304,568	$347,850
Credit cards payable	45,431	48,743
Accrued interest	27,332	4,778
Sales tax payable	140,303	130,262
Accrued officer consulting cost	165,000	165,000
Total Accounts payable and accrued expenses	$682,634	$696,633

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	March 31, 2020	December 31, 2019
Note payable dated December 31, 2019, bearing interest at 3% monthly, maturing February 29, 2020 (amended on April 22, 2020)	$164,835	$164,835
Note payable dated February 6, 2020, bearing interest at 3% monthly, maturing April 6, 2020 (amended on April 22, 2020)	47,253	-

Total notes payable	212,088	164,835
Less: unamortized discount and deferred financing costs	(426)	(19,504)
Less: current portion	(211,662)	(145,334)
Long-term portion of notes payable	$-	$-

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439.

As of March 31, 2020 and December 31, 2019, accrued interest on these loan outstanding balances for $27,332 and $4,776, respectively. The Company amortized $23,331 of debt discount and deferred finance costs to interest expense related to notes payable.

Note 6: Convertible Notes Payable

The following table summarizes outstanding convertible notes as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
2017 Notes, maturing December 2020, currently past due	$15,000	$15,000
June 2019 Notes, maturing March 25, 2020, currently past due	448,888	2,018,889
December 2019 Notes, maturing June 10, 2020	560,000	560,000
Total	1,023,889	2,593,889
Less: Debt discount and deferred finance costs on short-term convertible notes	(120,889)	(1,525,906)
Less: Current convertible notes payable, net of discount	(903,000)	(1,067,983)

Total long-term convertible notes payable, net	$-	$-

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes matured on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. The warrants contain the same down round feature as the notes. As a result of a dilutive issuance during the three months ended March 31, 2020, the exercise price of the remaining notes payable and the warrants is currently $0.20 per share. The convertible debt outstanding as of March 31, 2020 was convertible into 5,044,440 shares of common stock.

During the three months ended March 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into 7,142,852 shares of common stock, of which 476,191 were issued by March 31, 2020. The remaining $448,888 of principal on these notes were in default as of March 31, 2020. On May 19, 2020, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2020. There were no other changes to terms of the convertible notes payable.

In December 2019, the Company issued convertible notes to an institutional investor with a principal amount of $560,000 (the “December 2019 Notes”) with an original issue discount of $56,000 and a maturity date of June 10, 2020. The Company paid $44,000 of deferred finance costs. The Company also issued 186,667 shares of common stock to the lender of the December 2019 Notes as deferred finance costs, valued at $81,200 based on the closing price of the stock at the date of borrowing. This lender also received 933,333 shares of common stock valued at $406,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. This note of $560,000 was paid off in full in June 2020.

The Company amortized $1,405,017 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the three months ended March 31, 2020.

The Company evaluated the embedded conversion features of the convertible debt instruments and the warrants discussed above and determined that the conversion options and the warrants should be accounted for as derivative liabilities. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	As of March 31, 2020
	Conversion Option	Warrants
Volatility	130.4%	82.9-88.7%
Dividend Yield	0%	0%
Risk-free rate	0.11%	0.29-0.37%
Expected term	0.50 years	3-4.25 years
Stock price	$0.2399-0.545	$0.545
Exercise price	$0.20-0.35	$0.20-0.30
Derivative liability fair value	$1,740,332	$1,974,007

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820. The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2020:

Fair value as of December 31, 2019	$504,750
Fair value on the date of issuance related to warrants issued	73,530
Extinguishment due to repayment of debt	(2,280)
Extinguishment due to conversion of debt	(606,048)
Loss on change in fair value of derivatives	3,744,387
Fair value as of March 31, 2020	$3,714,339

Note 7: Equity

Common Stock

As of March 31, 2020, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock.

During the three months ended March 31, 2020, the Company issued 476,191 shares of common stock related to the conversion of $166,667 of Convertible Notes Payable. Additionally, principal of $1,333,333 was converted into 6,666,661 shares of common stock that have not yet been issued.

During the three months ended March 31, 2020, the Company received $430,000 of cash proceeds related to sale of 2,150,000 common stock units at $0.20 per unit. Each unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.30 for a period of three years from issuance. The common shares related to these unit sales have not yet been issued. As a result of the down round provision in the convertible debt described above, the fair value of the warrants was estimated using a binomial model and were accounted for as a derivative liability, due to the potentially unlimited number of shares that can be issued upon conversion of the debt instruments.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,785,714	$1,292,100	$0.22
Granted	1,075,000	322,500	0.30
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2020	6,860,714	$1,061,743	$0.15

The weighted average remaining contractual life is approximately 2.9 years for stock warrants outstanding with a total intrinsic value of $2,677,346 on March 31, 2020. All of the above warrants were fully vested. During the three months ended March 31, 2020, a total of 3,685,714 warrants associated with the June 2019 Notes had their exercise price reset to $0.20 as a result of the sale of common stock units described above.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000 respectively, and converted their debt during the three months ended March 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis, a former executive of the Company, related to his departure from employment with the Company. The agreement requires Daniel Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. The Company made payments of $41,250 during the three months ended March 31, 2020, leaving a balance of $165,000, included in accounts payable and accrued expenses and $178,750 in other long-term liabilities on the consolidated balance sheet. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent was approximately $3,200 per month plus net operating expenses. The office lease expired in February 2020, and the Company is currently continuing the lease on a month to month basis.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $7,858 and $5,948 for the three months ended March 31, 2020 and 2019, respectively.

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

Note 11: Subsequent Events

Subsequent to March 31, 2020, the Company sold an additional 625,000 common stock units (including 312,500 warrants) for proceeds of $125,000.

On April 22, 2020, the single lender and holder of the notes payable of $212,088 agreed to restructure the two notes payable into a single payment arrangement, with an initial payment due of $74,231 and 24 monthly payments of $7,467.

In April 2020, the Company received $399,000 under the Small Business Administration’s Payroll Protection Program. The loan bears interest at a fixed rate of 1%, and matures on April 17, 2020, payable monthly with payments beginning six months after issuance. In accordance with the terms of the Payroll Protection Program, a portion of this loan may be forgiven if the loan proceeds are used for payroll, mortgage, rent and utility costs, but no more than 40% of the forgiveness amount can be related to nonpayroll costs.

On May 19, 2020, the holder of $444,444 of convertible June 2019 Notes agreed to extend the maturity date to December 31, 2020. No other terms of this convertible note payable were changed.

On June 2, 2020, the Company paid off the December 2019 convertible note payable of $560,000 in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include several forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

The following discussion provides information that management believes is relevant to an assessment and understanding of our past financial condition and plan of operations. The discussion below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report .

Overview

The Company was originally incorporated in the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Since incorporated, the Company has engaged in a variety of businesses, but has been inactive since late 2014 through the Merger that closed on September 14, 2018. Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business. Our sole business has been the design, manufacturing and sale of vaporizer cartridge filling machines, capping machines, and cartridges to customers in the medical and recreational cannabis, hemp, and CBD industries.

Basis of Presentation

The unaudited condensed consolidated financial statements of Jacksam Corporation as of March 31,2020, and for the three months ended March 31, 2020 and 2019, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

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

For the filling and capping machines, training is coordinated with the customers in accordance with their availability but generally completed within a week or two of the shipment. Standard warranties are offered at no cost to customers to cover parts for three years, and labor and maintenance are offered for one year for product defects.

Cost of Revenue

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended March 31, 2020 and 2019:

Revenue

Total revenue during the three months ended March 31, 2020 decreased to $653,222 (comprised of machine sales of $568,204 and consumable product sales of $85,018), compared to the three months ended March 31, 2019 that generated sales of $1,624,254 (comprised of machine sales of $643,002 and consumable product sales of $981,252).

The decrease in sales was mainly due to the Company strategically phased out selling proprietary cartridge products and now focused on providing automation solutions with our filling and capping machines and pre-racked cartridges.

In addition, the outbreak of COVID-19 in China since January 2020 caused a pause of shipment from China to the U.S for certain of our products manufactured in China. And the later outbreak of COVID-19 in the U.S. caused different levels of delay in the operation of the Company, vendors, and customers. These factors adversely impacted the financial performance of the Company.

Cost of Revenue

Total cost of revenue decreased to $308,018 during the three months ended March 31, 2020, compared to the three months ended March 31, 2019 that had costs of revenues of $1,130,620. The decrease in cost of revenue was also mainly due to the Company strategically phased out selling proprietary cartridge products.

The old proprietary cartridge products, which we discounted selling them in late 2019, were sold at low margin. Under the Company’s current and new business model, we focus on selling high-margin automation machines. As a result, our gross margin percentage increased from 30% for the three months ended March 31, 2019 to 53% for the three months ended March 31, 2020.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the three months ended March 31, 2020 decreased to $407,988 (comprised of Salaries of $253,129 and other SG&A expenses of $154,859), compared to the three months ended March 31, 2019 that produced $1,135,502 in expenses (comprised of $544,918 in salaries and other SG&A expenses of $590,584).

The decrease in salaries was related to a less amount of commission paid to sales representatives as the Company phased out proprietary cartridges products.

The decrease in other SG&A expenses was comprised primarily of the following: decreased travel and trade show spending due to the COVID-19 and other operating cost disciplines.

Income (loss) from Operations

Total loss from operations was $62,784 during the three months ended March 31, 2020, compared to $641,868 for the three months ended March 31, 2019.

The decreased loss from operations was primarily the result of the gross margin improvement and operating cost disciplines.

Derivative Loss

Derivative loss, a non-cash expense, was $3,742,107 during the three months ended March 31, 2020, due to the fair value change of the debt and warrants of the June 2019 Notes driven by the stock price increase between December 31, 2019 and March 31, 2020. There was no derivative loss for the three months ended March 31, 2019.

Interest Expense

Interest expense increased to $1,457,644 during the three months ended March 31, 2020, compared to $24,827 for the three months ended March 31, 2019, primarily due to the amortization of debt discount of the June 2019 Notes as a non-cash expense.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The Company relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), to delay the filing of its Form 10-Q for the quarterly period ended March 31, 2020 (the “Report”) due to the circumstances related to COVID-19.

The Company was unable to file the Report by May 14, 2020 because (i) the Southern California area, including the location of the Company’s corporate headquarters, is currently at one of the epicenters of the coronavirus outbreak in the United States and the Governor of California has ordered all residents to stay at home excepting only essential travel; and (ii) historically, the Company has relies on vendors in China to manufacture certain of its principal products. The outbreak of COVID-19 has caused different levels of delay in the operation of the Company, vendors, customers and professional service providers. As a result, the Company’s books and records were not easily accessible from its Chinese manufacturer of its products, resulting in a delay in the preparation and completion of the Company’s financial statements for the Report.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020

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

JACKSAM CORPORATION

Dated: June 22, 2020	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: June 22, 2020	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

