Form 10-Q
period 2020-06-30
Jacksam Corp
filed 2020-08-14
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 13, 2020, the registrant had 64,246,830 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2020	2019
Assets

Current Assets:
Cash	$551,195	$453,623
Accounts receivable, net	236,995	105,510
Inventory, net	190,498	189,841
Prepaid expenses	98,418	251,539
Total Current Assets	1,076,836	1,000,513

Property and equipment, net	4,356	13,280
Right of use asset - operating lease	-	9,299

Total Assets	$1,081,192	$1,023,092

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$632,231	$696,633
Deferred revenue	938,893	1,343,983
Convertible notes payable, current portion	657,068	1,067,983
Notes payable, current portion	314,400	145,331
Right of use liability - operating lease	-	9,837
Derivative liability	1,548,761	504,750
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	5,733,471	5,410,635

Notes payable, net of current portion	371,803	-
Other long-term liabilities	110,000	220,000
Total Liabilities	6,215,274	5,630,635

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 64,246,830 and 62,871,972 shares issued and outstanding, respectively	64,247	62,872
Additional paid-in capital	4,240,745	3,396,369
Shares payable, consisting of 10,069,435 and 0 shares of common stock, respectively.	1,857,883	-
Accumulated deficit	(11,296,957)	(8,066,784)
Total Stockholders' Deficit	(5,134,082)	(4,607,543)

Total Liabilities and Stockholders' Deficit	$1,081,192	$1,023,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales	$633,481	$1,326,421	$1,286,703	$2,950,675

Cost of Sales	239,756	1,392,021	547,774	2,522,641

Gross Profit	393,725	(65,600)	738,929	428,034

Operating Expenses
Salaries and wages (including contractors)	226,568	1,159,077	479,697	1,703,995
Other selling, general and administrative expenses	211,979	691,865	366,838	1,282,449
Total Operating Expenses	438,547	1,850,942	846,535	2,986,444

Loss from Operations	(44,822)	(1,916,542)	(107,606)	(2,558,410)

Other Expense
Other income (expense)	6,154	(11,818)	6,154	(14,366)
Derivative gain (loss)	2,230,298	(134,813)	(1,511,809)	(134,813)
Interest expense	(159,268)	(42,950)	(1,616,912)	(67,777)
Total Other Income (Expense)	2,077,184	(189,581)	(3,122,567)	(216,956)

Net Income (Loss)	$2,032,362	$(2,106,123)	$(3,230,173)	$(2,775,366)

Net Income (Loss) Per Share
Basic and Diluted	$0.03	$(0.03)	$(0.05)	$(0.04)

Weighted Average Shares Outstanding
Basic and Diluted	62,493,771	61,591,972	62,393,689	61,732,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation

Consolidated Statements of Stockholders' Deficit

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock, $.001 Par Value		Paid-In	Shares	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$-	$(4,519,497)	$(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	-	(2,407)	(2,407)

Common stock issued for debt conversion	10,579,661	10,580	3,192,920	-	-	3,203,500

Exercise of common stock warrants	2,000,000	2,000	-	-	-	2,000

Convertible debt imputed interest	-	-	22,945	-	-	22,945

Net loss	-	-	-	-	(669,243)	(669,243)

Balance, March 31, 2019	60,851,972	$60,852	$3,226,526	$-	$(5,191,147)	$(1,903,769)

Exercise of common stock warrants	900,000	900	-	-	-	900

Convertible debt imputed interest	-	-	150	-	-	150

Net loss	-	-	-	-	(2,106,123)	(2,106,123)

Balance, June 30, 2019	61,751,972	$61,752	$3,226,676	$-	$(7,297,270)	$(4,008,842)

Balance, December 31, 2019	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	151	-	-	151

Common stock issued for debt conversion	476,191	476	166,191	1,333,333	-	1,500,000

Sale of common stock units	-	-	-	356,470	-	356,470

Extinguishment of derivative liability due to conversion	-	-	606,048	-	-	606,048

Net loss	-	-	-	-	(5,262,535)	(5,262,535)

Balance, March 31, 2020	63,348,163	$63,348	$4,168,759	$1,689,803	$(13,329,319)	$(7,407,409)

Convertible debt imputed interest	-	-	151	-	-	151

Sale of common stock units	-	-	-	168,080	-	168,080

Shares issued for deferred finance costs	388,667	389	72,345	-	-	72,734

Shares issued under share-lending arrangement	1,443,333	1,443	(1,443)	-	-	-

Shares returned under share-lending arrangement	(933,333)	(933)	933	-	-	-

Net loss	-	-	-	-	2,032,362	2,032,362

Balance, June 30, 2020	64,246,830	$64,247	$4,240,745	$1,857,883	$(11,296,957)	$(5,134,082)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,230,173)	$(2,775,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,924	533
Imputed interest	302	23,095
Amortization of debt discount	1,554,056	38,524
Derivative loss	1,511,809	134,813
Inventory impairment	-	402,844
Net change in:
Accounts receivable	(131,485)	(76,739)
Inventory	(657)	213,929
Prepaid expenses	170,261	1,902
Right of use asset	9,299	-
Other assets	-	-
Accounts payable and accrued expenses	(62,752)	(27,327)
Right of use liability	(9,837)	-
Other long-term liabilities	(110,000)	330,000
Deferred revenue	(405,090)	507,107

Net cash used in operating activities	(695,343)	(1,226,685)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	273,600	1,583,333
Payments of debt issuance cost	(30,600)	(132,848)
Payments on convertible notes payable	(630,000)	-
Proceeds from notes payable	591,900	-
Payments on notes payable	(74,785)	(70,912)
Proceeds from sale of common stock units	662,800	-
Proceeds from exercise of common stock warrants	-	2,900
Net cash provided by financing activities	792,915	1,382,473

Net Change in Cash	97,572	1,229,893

Cash Balance, Beginning of Period	453,623	155,788

Cash Balance, End of Period	$551,195	$1,229,893

Cash paid for:
Income taxes	$-	$-
Interest	$62,312	$10,408

Non-cash transactions:
Common stock issued to settle convertible notes payable	$1,500,000	$3,203,500
Derivative liability recognized at issuance of warrants	$138,250	$1,450,485
Extinguishment of derivative to conversion and repayment	$390,383	$-
Common stock issued for deferred finance costs	$72,733	$-
Capitalization of right of use asset for operating lease	$-	$44,138

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

Prior to July 2019, the Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and proprietary cartridges. Since July 2019, the Company has added the eShark cartridge filling machine into its product line and discontinued the sales of proprietary cartridges.

During the fourth quarter of 2019, the Company entered into a strategic partnership with Jupiter Research, LLC. The partnership highlights the leverage of existing customer base and sales force of both companies to distribute the Company’s automation machines and pre-rack solution, and Jupiter Research’s C-Cell cartridges under a profit-sharing agreement.

During the second quarter of 2020, the Company entered into a strategic partnership with 14th Round Inc. The partnership highlights the sales force collaboration, equipment R&D collaboration, and marketing collaborations.

The Company’s customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. The Company utilizes its direct sales force, website, strategic partners’ sales force, independent sales representatives, and a wide range of referral network to sell its products.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited consolidated financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2019.

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

The June 30, 2020 and December 31, 2019 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2020 and December 31, 2019, the Company has determined that no allowance is required.

Revenue Recognition

The Company derives revenues from the sale of machines and consumable products. Pursuant to ASC 606, revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2020, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of June 30, 2020, $938,893 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Machine sales	$548,466	$578,451	$1,116,670	$1,162,346
Consumable product sales	85,015	747,970	170,033	1,788,329
Total sales	$633,481	$1,326,421	$1,286,703	$2,950,675

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the six months ended June 30, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 13,461,883 and 11,388,887 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2020 and 2019, respectively, as they would be anti-dilutive. Additionally, as of June 30, 2020 there were a total of 10,069,435 shares to be issued related to conversions of debt and stock unit sales during the six months ended June 30, 2020 that were excluded from the computation of weighted average shares outstanding.

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

Historically, it has mostly relied upon convertible notes payable from private investors and cash flows from operations to finance its operations and growth. Management may raise additional capital by retaining net earnings or through future private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(16,288)	(7,364)
Property and equipment net	$4,356	$13,280

Depreciation expense amounted to $8,659 and $8,924 for the three and six months ended June 30, 2020, respectively, and $268 and $533 for the three and six months ended June 30, 2019, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2020	December 31, 2019

Accounts payable	$272,445	$347,850
Credit cards payable	49,462	48,743
Accrued interest	5,021	4,778
Sales tax payable	140,303	130,262
Accrued officer consulting cost	165,000	165,000
Total Accounts payable and accrued expenses	$632,231	$696,633

Note 5: Notes Payable

A summary of Notes Payable is as follows:

	June 30, 2020	December 31, 2019
Notes payable dated December 31, 2019, bearing interest at 3% monthly, maturing February 29, 2020 (amended on April 22, 2020)	-	$164,835
Notes payable dated February 6, 2020, bearing interest at 3% monthly, maturing May 27, 2022 (amended on April 22, 2020)	137,303	-
SBA PPP loan dated April 17, 2020, bearing interest at 1%, maturing April 17, 2022	399,000	-
SBA EIDL loan dated May 26, 2020, bearing interest at 3.75%, maturing May 26, 2050	149,900	-
Total notes payable	686,203	164,835
Less: unamortized discount and deferred financing costs	-	(19,504)
Less: current portion	(314,400)	(145,331)
Long-term portion of notes payable	$371,803	$-

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company shall pay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt.

In April 2020, the Company received $399,000 under the Small Business Administration’s Payroll Protection Program. The loan bears interest at a fixed rate of 1%, and matures on April 17, 2022, payable monthly with payments beginning six months after issuance. In accordance with the terms of the Payroll Protection Program, a portion of this loan may be forgiven if the loan proceeds are used for payroll, mortgage, rent and utility costs, but no more than 25% of the forgiveness amount can be related to nonpayroll costs. The Company recognized the $399,000 as a debt instrument, pursuant to ASC 470.

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company.

The Company amortized $23,757 of debt discount and deferred finance costs to interest expense related to notes payable.

Note 6: Convertible Notes Payable

The following table summarizes outstanding convertible notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
2017 Notes, maturing December 2020, currently past due	$15,000	$15,000
June 2019 Notes, maturing March 25, 2020, currently past due	448,888	2,018,889
December 2019 Notes, maturing June 10, 2020	-	560,000
June 2020 Notes 1, maturing June 4, 2021	175,000	-
June 2020 Notes 2, maturing June 24, 2021	129,000	-
Total	767,888	2,593,889
Less: Debt discount and deferred finance costs on short-term convertible notes	(110,820)	(1,525,906)
Less: Current convertible notes payable, net of discount	(657,068)	(1,067,983)

Total long-term convertible notes payable, net	$-	$-

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes matured on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. The warrants contain the same down round feature as the notes. As a result of a dilutive issuance during the six months ended June 30, 2020, the exercise price of the remaining notes payable and the warrants is currently $0.18 per share. The convertible debt outstanding as of June 30, 2020 was convertible into 2,493,827 shares of common stock.

During the six months ended June 30, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into 7,142,852 shares of common stock, of which 476,191 were issued by June 30, 2020. On May 19, 2020, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2020. There were no other changes to terms of the convertible notes payable, and the amendment was accounted for as a debt modification.

In December 2019, the Company issued convertible notes to an institutional investor with a principal amount of $560,000 (the “December 2019 Notes”) with an original issue discount of $56,000 and a maturity date of June 10, 2020. The Company paid $44,000 of deferred finance costs. The Company also issued 186,667 shares of common stock to the lender of the December 2019 Notes as deferred finance costs, valued at $81,200 based on the closing price of the stock at the date of borrowing. This lender also received 933,333 shares of common stock valued at $406,000 as a share lending arrangement, which the company recorded as contra-equity. The shares were returned to the Company when the debt was repaid in full in June 2020, by the maturity date.

On June 4, 2020, the Company issued a convertible note to an institutional investor with a principal amount of $175,000 (the “June 2020 Notes 1”) bearing interest at 15% with an original issue discount of $17,500 and a maturity date of June 4, 2021. The Company paid $17,100 of deferred finance costs. The Company also issued 116,667 shares of common stock to the lender of the June 2020 Notes 1 as deferred finance costs, valued at $23,333 based on the closing price of the stock at the date of borrowing. In May 2020, the Company issued 100,000 shares of common stock to an investment bank that were recorded as a deferred finance costs, valued at $15,000 based on the closing price of the stock at the date of issuances. This lender also received 583,333 shares of common stock valued at $116,667 under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

On June 24, 2020, the Company issued convertible notes to an institutional investor with a principal amount of $129,000 (the “June 2020 Notes 2”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The Company paid $13,500 of deferred finance costs. The Company also issued 86,000 shares of common stock to the lender of the June 2020 Notes 2 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

On June 24, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $129,000 (the “June 2020 Notes 3”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The proceeds of this loan were received in July 2020, and therefore no principal balance is reflected on the Company’s balance sheet as of June 30, 2020. The Company will pay $13,500 of deferred finance costs. In June 2020 the Company issued 86,000 shares of common stock of the June 2020 Notes 2 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing, which were recorded as a prepaid expense. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

The Company amortized $1,531,618 and $38,524 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the six months ended June 30, 2020 and 2019, respectively. Accrued interest on notes payable and convertible notes payable was $5,021 and $4,776 as of June 30, 2020 and December 31, 2019, respectively.

The Company evaluated the embedded conversion features of the convertible debt instruments and the warrants discussed above and determined that the conversion options and the warrants should be accounted for as derivative liabilities. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	As of June 30, 2020
	Conversion Option	Warrants
Volatility	126.86%	87.8-93.9%
Dividend Yield	0%	0%
Risk-free rate	0.18%	0.18%
Expected term	0.50 years	3-4 years
Stock price	$0.23	$0.23
Exercise price	$0.18	$0.18-0.30
Derivative liability fair value	$246,687	$1,302,074

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820. The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2020:

Fair value as of December 31, 2019	$504,750
Fair value on the date of issuance related to warrants issued	138,250
Extinguishment due to repayment of debt	(356,007)
Extinguishment due to conversion of debt	(606,048)
Loss on change in fair value of derivatives	1,867,816
Fair value as of June 30, 2020	$1,548,761

Note 7: Equity

Common Stock

As of June 30, 2020, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock.

During the six months ended June 30, 2020, the Company issued 476,191 shares of common stock related to the conversion of $166,667 of Convertible Notes Payable. Additionally, principal of $1,333,333 was converted into 6,666,661 shares of common stock that have not yet been issued.

During the six months ended June 30, 2020, the Company received $662,800 of cash proceeds related to sale of 2,525,000 common stock units at $0.20 per unit and 876,664 common stock units at $0.18 per unit. Each $0.20 unit and $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.30 and $0.27, respectively, for a period of three years from issuance. The common shares related to these unit sales have not yet been issued as of June 30, 2020. As a result of the down round provision in the convertible debt described above, the fair value of the warrants was estimated using a binomial model and were accounted for as a derivative liability, due to the potentially unlimited number of shares that can be issued upon conversion of the debt instruments.

During the six months ended June 30, 2020, the Company issued a total of 388,667 shares of common stock to an investment banker and the various lenders in connection with the convertible notes payable issued during the period. These shares had a fair value of $72,733 and were recorded as deferred finance costs. Additionally, 1,443,333 shares of common stock with a fair value of $288,667 were issued to the convertible note lenders under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. In connection with the repayment of the December 2019 Notes in June 2020, the lender returned 933,333 shares previously issued under the share lending arrangement, which were cancelled.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,785,714	$1,292,100	$0.22
Warrants issued due to reset provisions	3,480,953	626,572	0.18
Warrants issued with common stock units	1,701,389	493,500	0.29
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2020	10,968,056	$1,785,600	$0.16

The weighted average remaining contractual life is approximately 2.7 years for stock warrants outstanding with a total intrinsic value of $839,233 on June 30, 2020. All of the above warrants were fully vested. During the six months ended June 30, 2020, a total of 3,685,714 warrants associated with the June 2019 Notes had their exercise price reset to $0.18 as a result of the sale of common stock units described above.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000 respectively, and converted their debt during the six months ended June 30, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the three months ended June 30, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $110,000 during the six months ended June 30, 2020, leaving a balance of $165,000, included in accounts payable and accrued expenses and $110,000 in other long-term liabilities on the consolidated balance sheet. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent was approximately $3,200 per month plus net operating expenses. The office lease expired in February 2020, and the Company is currently continuing the lease on a month to month basis.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $18,542 and $21,913 for the six months ended June 30, 2020 and 2019, respectively.

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

Note 11: Subsequent Events

In July 2020, the Company received net proceeds of $102,600 from the lender of the June 2020 Notes 3 convertible notes payable, after original issue discount of $12,900 and $13,500 of deferred finance costs. See Note 6.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of Jacksam Corporation as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Product revenue consists of sales of our eShark cartridge filling machine, 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves the warehouse on the way to the customer.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended June 30, 2020 and 2019:

Revenue

Total revenue during the three months ended June 30, 2020 decreased to $633,481 (comprised of machine sales of $548,466 and consumable product sales of $85,015), compared to the three months ended June 30, 2019 that generated sales of $1,326,421 (comprised of machine sales of $578,451 and consumable product sales of $747,970).

The decrease in sales was mainly due to the Company strategically phased out selling proprietary cartridge products and now focused on providing automation solutions with our filling and capping machines and pre-racked cartridges.

Cost of Revenue

Total cost of revenue decreased to $239,756 during the three months ended June 30, 2020, compared to the three months ended June 30, 2019 that had costs of revenues of $1,392,021. The decrease in cost of revenue was mainly due to the Company strategically phased out selling proprietary cartridge products.

During the three months ended June 30, 2019, we recognized an inventory write down of $402,844. The inventory write down consisted of mainly old proprietary cartridges that were sold at low margin.

Under the Company’s current and new business model, we focus on selling high-margin automation machines. As a result, our gross margin percentage increased from -5% for the three months ended June 30, 2019 to 62% for the three months ended June 30, 2020.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the three months ended June 30, 2020 decreased to $438,547 (comprised of Salaries of $226,568 and other SG&A expenses of $211,979), compared to the three months ended June 30, 2019 that produced $1,850,942 in expenses (comprised of $1,159,077 in salaries and other SG&A expenses of $691,865).

During the three months ended June 30, 2019, we recognized one-time charges of the following: settlement fees with the founder and another former employee of approximately $600,000, legal fees associated with the settlement of approximately $100,000, and R&D fees for the eShark cartridge filling machine and new cartridge products of approximately $100,000.

Excluding these one-time charges, the decrease in salaries was related to a less amount of commission paid to sales representatives as the Company phased out proprietary cartridge products. And the decrease in other SG&A expenses was comprised primarily of the following: decreased travel and trade show spending due to the COVID-19 and other operating cost disciplines.

Income (loss) from Operations

Total loss from operations was $44,822 during the three months ended June 30, 2020, compared to $1,916,542 for the three months ended June 30, 2019.

The decreased loss from operations was primarily the result of the gross margin improvement and operating cost disciplines.

Derivative Gain (loss)

Derivative gain, a non-cash expense, was $2,230,298 during the three months ended June 30, 2020, due to the fair value change of the debt and warrants of the June 2019 Notes driven by the stock price decrease between March 30, 2020 and June 30, 2020, compared to a $134,813 derivative loss for the three months ended June 30, 2019.

Interest Expense

Interest expense increased to $159,268 during the three months ended June 30, 2020, compared to $42,950 for the three months ended June 30, 2019, primarily due to the amortization of debt discount of the June 2019 Notes and December 2019 Notes as a non-cash expense.

Results of Operations – Six Month Periods

Comparison for the six-month periods ended June 30, 2020 and 2019:

Revenue

Total revenue during the six months ended June 30, 2020 decreased to $1,286,703 (comprised of machine sales of $1,116,670 and consumable product sales of $170,033), compared to the six months ended June 30, 2019 that generated sales of $2,950,675 (comprised of machine sales of $1,162,346 and consumable product sales of $1,788,329).

As described above, the decrease in sales was mainly due to the Company phased out selling proprietary cartridge products and now focused on providing automation solutions.

In addition, the outbreak of COVID-19 in China since January 2020 caused a pause of shipment from China to the U.S for certain of our products manufactured in China. And the later outbreak of COVID-19 in the U.S. caused different levels of delay in the operation of the Company, vendors, and customers. These factors adversely impacted the financial performance of the Company for the six months ended June 30, 2020.

Cost of Revenue

Total cost of revenue decreased to $547,774 during the six months ended June 30, 2020, compared to the six months ended June 30, 2019 that had costs of revenues of $2,522,641.

As described above, the decrease in cost of revenue was mainly due to the Company strategically phased out selling proprietary cartridge products.

Under the Company’s current and new business model, our gross margin percentage increased from 15% for the six months ended June 30, 2019 to 57% for the six months ended June 30, 2020.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the six months ended June 30, 2020 decreased to $846,535 (comprised of Salaries of $479,697 and other SG&A expenses of $366,838), compared to the six months ended June 30, 2019 that produced $2,986,444 in expenses (comprised of $1,703,995 in salaries and other SG&A expenses of $1,282,449).

Excluding the one-time charges described above, the decrease in salaries was related to a less amount of commission paid to sales representatives as the Company phased out proprietary cartridge products. And the decrease in other SG&A expenses was comprised primarily of the following: decreased travel and trade show spending due to the COVID-19 and other operating cost disciplines.

Income (loss) from Operations

Total loss from operations was $107,606 during the six months ended June 30, 2020, compared to $2,558,410 for the six months ended June 30, 2019.

The decreased loss from operations was primarily the result of the gross margin improvement and operating cost disciplines.

Derivative Loss

Derivative loss, a non-cash expense, was $1,511,809 during the six months ended June 30, 2020, due to the fair value change of the debt and warrants of the June 2019 Notes driven by the stock price increase between December 31, 2019 and June 30, 2020, compared to $134,813 for the six months ended June 30, 2019.

Interest Expense

Interest expense increased to $1,616,912 during the six months ended June 30, 2020, compared to $67,777 for the six months ended June 30, 2019, primarily due to the amortization of debt discount of the June 2019 Notes and December 2019 Notes as a non-cash expense.

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

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020

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

JACKSAM CORPORATION

Dated: August 14, 2020	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: August 14, 2020	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

