Form 10-Q
period 2020-09-30
Jacksam Corp
filed 2020-11-12
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 65,790,040 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2020	2019
Assets

Current Assets:
Cash	$598,964	$453,623
Accounts receivable, net	309,830	105,510
Inventory, net	151,726	189,841
Prepaid expenses	124,507	251,539
Total Current Assets	1,185,027	1,000,513

Property and equipment, net	3,852	13,280
Right of use asset - operating lease	-	9,299

Total Assets	$1,188,879	$1,023,092

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$671,025	$696,633
Deferred revenue	986,905	1,343,983
Convertible notes payable, current portion	783,666	1,067,983
Notes payable, current portion	366,946	145,331
Right of use liability - operating lease	-	9,837
Derivative liability	3,612,585	504,750
Accrued liabilities - other	1,642,118	1,642,118
Total Current Liabilities	8,063,245	5,410,635

Notes payable, net of current portion	304,616	-
Other long-term liabilities	-	220,000
Total Liabilities	8,367,861	5,630,635

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 90,000,000 authorized, $0.001 par value, 64,246,830 and 62,871,972 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	64,247	62,872
Additional paid-in capital	4,240,896	3,396,369
Shares payable, consisting of 11,089,433 and 0 shares of common shares as of September 30, 2020 and December 31, 2019, respectively	1,978,525	-
Accumulated deficit	(13,462,650)	(8,066,784)
Total Stockholders' Deficit	(7,178,982)	(4,607,543)

Total Liabilities and Stockholders' Deficit	$1,188,879	$1,023,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales	$735,604	$1,303,053	$2,022,307	$4,253,728

Cost of Sales	331,863	818,442	879,637	3,341,083

Gross Profit	403,741	484,611	1,142,670	912,645

Operating Expenses
Salaries and wages (including contractors)	306,307	465,339	786,004	2,169,334
Other selling, general and administrative expenses	194,316	468,208	561,154	1,750,657
Total Operating Expenses	500,623	933,547	1,347,158	3,919,991

Loss from Operations	(96,882)	(448,936)	(204,488)	(3,007,346)

Other Expenses
Other expense (income)	-	(25)	(6,154)	14,341
Derivative loss	2,000,866	5,047,111	3,512,675	5,181,924
Interest expense	62,945	448,430	1,684,857	516,207
Total Other Expenses	2,068,811	5,495,516	5,191,378	5,712,472

Net Loss	$(2,165,693)	$(5,944,452)	$(5,395,866)	$(8,719,818)

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.10)	$(0.09)	$(0.15)

Weighted Average Shares Outstanding
Basic and Diluted	62,803,497	61,591,972	62,531,289	58,629,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock, $.001 Par Value		Paid-In	Shares	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$-	$(4,519,497)	$(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	-	(2,407)	(2,407)

Common stock issued for debt conversion	10,579,661	10,580	3,192,920	-	-	3,203,500

Exercise of common stock warrants	2,000,000	2,000	-	-	-	2,000

Convertible debt imputed interest	-	-	22,945	-	-	22,945

Net loss	-	-	-	-	(669,243)	(669,243)

Balance, March 31, 2019	60,851,972	$60,852	$3,226,526	$-	$(5,191,147)	$(1,903,769)

Exercise of common stock warrants	900,000	900	-	-	-	900

Convertible debt imputed interest	-	-	150	-	-	150

Net loss	-	-	-	-	(2,106,123)	(2,106,123)

Balance, June 30, 2019	61,751,972	$61,752	$3,226,676	$-	$(7,297,270)	$(4,008,842)

Convertible debt imputed interest	-	-	151	-	-	151

Net loss	-	-	-	-	(5,944,452)	(5,944,452)

Balance, September 30, 2019	61,751,972	$61,752	$3,226,827	$-	$(13,241,722)	$(9,953,143)

Balance, December 31, 2019	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	151	-	-	151

Common stock issued for debt conversion	476,191	476	166,191	1,333,333	-	1,500,000

Sale of common stock units	-	-	-	356,470	-	356,470

Extinguishment of derivative liability due to conversion	-	-	606,048	-	-	606,048

Net loss	-	-	-	-	(5,262,535)	(5,262,535)

Balance, March 31, 2020	63,348,163	$63,348	$4,168,759	$1,689,803	$(13,329,319)	$(7,407,409)

Convertible debt imputed interest	-	-	151	-	-	151

Sale of common stock units	-	-	-	168,080	-	168,080

Shares issued for deferred finance costs	388,667	389	72,345	-	-	72,734

Shares issued under share-lending arrangement	1,443,333	1,443	(1,443)	-	-	-

Shares returned under share-lending arrangement	(933,333)	(933)	933	-	-	-

Net loss	-	-	-	-	2,032,362	2,032,362

Balance, June 30, 2020	64,246,830	$64,247	$4,240,745	$1,857,883	$(11,296,957)	$(5,134,082)

Convertible debt imputed interest	-	-	151	-	-	151

Sales of common stock units	-	-	-	120,642	-	120,642

Net loss	-	-	-	-	(2,165,693)	(2,165,693)

Balance, September 30, 2020	64,246,830	$62,247	$4,240,896	$1,978,525	$(13,462,650)	$(7,178,982)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	2020	2019
Cash Flows from Operating Activities
Net loss	$(5,395,866)	$(8,719,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,428	799
Imputed interest	453	23,246
Amortization of debt discount	1,594,924	486,458
Derivative loss	3,512,675	5,181,924
Inventory impairment	-	39,045
Net change in:
Accounts receivable	(204,320)	(298,955)
Inventory	38,115	553,568
Prepaid expenses	127,032	(49,775)
Right of use asset	9,299	-
Other assets	-	-
Accounts payable and accrued expenses	(23,958)	250,127
Right of use liability	(9,837)	-
Other long-term liabilities	(220,000)	268,125
Deferred revenue	(357,078)	463,167

Net cash used in operating activities	(919,133)	(1,802,089)

Cash Flows from Investing Activities
Purchase of property and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	388,900	1,791,666
Payments of debt issuance cost	(43,300)	(132,848)
Payments on convertible notes payable	(630,000)	(130,000)
Proceeds from notes payable	591,900	-
Payments on notes payable	(89,426)	(70,912)
Proceeds from sale of common stock units	846,400	-
Proceeds from exercise of common stock warrants	-	2,900

Net cash provided by financing activities	1,064,474	1,460,806

Net Change in Cash	145,341	(341,283)

Cash Balance, Beginning of Period	453,623	1,074,105

Cash Balance, End of Period	$598,964	$732,822

Cash paid for:
Income taxes	$-	$-
Interest	$70,073	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$1,500,000	$3,203,500
Derivative liability recognized at issuance of warrants	$201,208	$1,658,818
Extinguishment of derivative to conversion and repayment	$390,383	$-
Common stock issued for deferred finance costs	$72,734	$-
Capitalization of right of use asset for operating lease	$-	$44,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Organization and Nature of Operations

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products utilizing an open-source technology platform. The Company services the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette and vaporizer markets.

Prior to July 2019, the Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and proprietary cartridges. Since July 2019, the Company has added the eShark cartridge filling machine and PreRoll-Er cannabis pre-roll filling machine into its product line and discontinued the sales of proprietary cartridges.

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

During the third quarter of 2020, the Company introduced the PreRoll-Er automatic cannabis pre-roll filling machine to the U.S. market.

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

On November 5, 2018, current management merged Jacksam into the parent Company, China Grand Resorts, Inc. In connection with the transaction, current management amended articles of incorporation to change the Company’s name from China Grand Resorts, Inc. to Jacksam Corporation dba Convectium.

Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as the Company’s sole business.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The interim unaudited consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended December 31, 2019.

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

The September 30, 2020 and December 31, 2019 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2020 and December 31, 2019, the Company has determined that no allowance is required.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of September 30, 2020, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of September 30, 2020, $986,905 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of the Company’s unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Machine sales	$685,635	$945,199	$1,802,305	$2,166,652
Consumable product sales	49,969	357,854	200,002	2,087,076
Total sales	$735,604	$1,303,053	$2,022,307	$4,253,728

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the nine months ended September 30, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 13,971,879 and 12,611,109 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of September 30, 2020 and 2019, respectively, as they would be anti-dilutive. Additionally, as of September 30, 2020 there were a total of 11,089,433 shares to be issued related to conversions of debt and stock unit sales during the nine months September 30, 2020 that were excluded from the computation of weighted average shares outstanding.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective and will not have a material effect on its consolidated financial position or results of operations upon adoption.

Note 3: Property and Equipment

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(16,792)	(7,364)
Property and equipment net	$3,852	$13,280

Depreciation expense amounted to $504 and $9,428 for the three and nine months ended September 30, 2020, respectively, and $267 and $799 for the three and nine months ended September 30, 2019, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2020	December 31, 2019

Accounts payable	$256,384	$347,850
Credit cards payable	16,402	48,743
Accrued interest	24,186	4,778
Sales tax payable	140,303	130,262
Accrued officer consulting cost	233,750	165,000
Total Accounts payable and accrued expenses	$671,025	$696,633

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	September 30, 2020	December 31, 2019
Note payable dated December 31, 2019, bearing interest at 3% monthly, maturing February 29, 2020 (amended on April 22, 2020)	-	$164,835
Note payable dated February 6, 2020, bearing interest at 3% monthly, maturing May 27, 2022 (amended on April 22, 2020)	122,662	-
SBA PPP loan dated April 17, 2020, bearing interest at 1%, maturing April 17, 2022	399,000	-
SBA EIDL loan dated May 26, 2020, bearing interest at 3.75%, maturing May 26, 2050	149,900	-
Total notes payable	671,562	164,835
Less: unamortized discount and deferred financing costs	-	(19,504)
Less: current portion	(366,946)	(145,331)
Long-term portion of notes payable	$304,616	$-

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

The Company amortized $23,757 of debt discount and deferred finance costs to interest expense related to notes payable.

Note 6: Convertible Notes Payable

The following table summarizes outstanding convertible notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
2017 Notes, maturing December 2020, currently past due	$15,000	$15,000
June 2019 Notes, maturing March 25, 2020, currently past due	448,888	2,018,889
December 2019 Notes, maturing June 10, 2020	-	560,000
June 2020 Note 1, maturing June 4, 2021	175,000	-
June 2020 Note 2, maturing June 24, 2021	129,000	-
June 2020 Note 3, maturing June 24, 2021	129,000	-
Total	896,888	2,593,889
Less: Debt discount and deferred finance costs on short-term convertible notes	(113,222)	(1,525,906)
Less: Current convertible notes payable, net of discount	(783,666)	(1,067,983)

Total long-term convertible notes payable, net	$-	$-

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes matured on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. The warrants contain the same down round feature as the notes. As a result of a dilutive issuance during the six months ended June 30, 2020, the exercise price of the remaining notes payable and the warrants is currently $0.18 per share. The convertible debt outstanding as of September 30, 2020 was convertible into 2,493,827 shares of common stock.

During the nine months ended September 30, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into 7,142,852 shares of common stock, of which 476,191 were issued by September 30, 2020. On May 19, 2020, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2020. There were no other changes to terms of the convertible notes payable, and the amendment was accounted for as a debt modification.

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

On June 4, 2020, the Company issued a convertible note to an institutional investor with a principal amount of $175,000 (the “June 2020 Note 1”) bearing interest at 15% with an original issue discount of $17,500 and a maturity date of June 4, 2021. The Company paid $17,100 of deferred finance costs. The Company also issued 116,667 shares of common stock to the lender of the June 2020 Note 1 as deferred finance costs, valued at $23,333 based on the closing price of the stock at the date of borrowing. In May 2020, the Company issued 100,000 shares of common stock to an investment bank that were recorded as a deferred finance costs, valued at $15,000 based on the closing price of the stock at the date of issuances. This lender also received 583,333 shares of common stock valued at $116,667 under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

On June 24, 2020, the Company issued convertible notes to an institutional investor with a principal amount of $129,000 (the “June 2020 Note 2”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The Company paid $13,500 of deferred finance costs. The Company also issued 86,000 shares of common stock to the lender of the June 2020 Note 2 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

On June 24, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $129,000 (the “June 2020 Note 3”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The proceeds of this loan were received in July 2020. The Company paid $13,500 of deferred finance costs. The Company issued 86,000 shares of common stock to the lender of the June 2020 Note 3 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense.

The Company amortized $1,572,817 and $486,458 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the nine months ended September 30, 2020 and 2019, respectively. Accrued interest on notes payable and convertible notes payable was $24,186 and $4,776 as of September 30, 2020 and December 31, 2019, respectively.

The Company evaluated the embedded conversion features of the convertible debt instruments and the warrants discussed above and determined that the conversion options and the warrants should be accounted for as derivative liabilities. The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	As of September 30, 2020
	Conversion Option	Warrants
Volatility	126.13%	93.4-101.8%
Dividend Yield	0%	0%
Risk-free rate	0.11%	0.16%
Expected term	0.50 years	3-4 years
Stock price	$0.42	$0.42
Exercise price	$0.18	$0.18-0.30
Derivative liability fair value	$662,212	$2,950,373

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820. The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2020:

Fair value as of December 31, 2019	$504,750
Fair value on the date of issuance related to warrants issued	201,208
Extinguishment due to repayment of debt	(356,007)
Extinguishment due to conversion of debt	(606,048)
Loss on change in fair value of derivatives	3,868,682
Fair value as of September 30, 2020	$3,612,585

Note 7: Equity

Common Stock

As of September 30, 2020, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock.

During the nine months ended September 30, 2020, the Company issued 476,191 shares of common stock related to the conversion of $166,667 of Convertible Notes Payable. Additionally, principal of $1,333,333 was converted into 6,666,661 shares of common stock that have not yet been issued.

During the nine months ended September 30, 2020, the Company received $846,400 of cash proceeds related to sale of 2,525,000 common stock units at $0.20 per unit and 1,897,772 common stock units at $0.18 per unit. Each $0.20 unit and $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.30 and $0.27, respectively, for a period of three years from issuance. The common shares related to these unit sales have not yet been issued as of September 30, 2020. As a result of the down round provision in the convertible debt described above, the fair value of the warrants was estimated using a binomial model and were accounted for as a derivative liability, due to the potentially unlimited number of shares that can be issued upon conversion of the debt instruments. Total shares to be issued related to convertible debt converted and stock units was 11,089,433 as of September 30, 2020.

During the nine months ended September 30, 2020, the Company issued a total of 388,667 shares of common stock to an investment banker and the various lenders in connection with the convertible notes payable issued during the period. These shares had a fair value of $72,733 and were recorded as deferred finance costs. Additionally, 1,443,333 shares of common stock with a fair value of $288,667 were issued to the convertible note lenders under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. In connection with the repayment of the December 2019 convertible note in June 2020, the lender returned 933,333 shares previously issued under the share lending arrangement, which were cancelled.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,785,714	$1,292,100	$0.22
Warrants issued due to reset provisions	3,480,953	$626,572	$0.18
Warrants issued with common stock units	2,211,389	$631,200	$0.29
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at September 30, 2020	11,478,056	$1,923,300	$0.17

The weighted average remaining contractual life is approximately 2.86 years for stock warrants outstanding with a total intrinsic value of $2,897,483 on September 30, 2020. All of the above warrants were fully vested. During the nine months ended September 30, 2020, a total of 3,685,714 warrants associated with the June 2019 Notes had their exercise price reset to $0.18 as a result of the sale of common stock units described above.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000 respectively, and converted their debt during the nine months ended September 30, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis, a former executive of the Company, related to his departure from employment with the Company. The agreement requires Daniel Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the nine months ended September 30, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $151,250 during the nine months ended September 30, 2020, leaving a balance of $233,750, included in accounts payable and accrued expenses on the consolidated balance sheet. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent was approximately $3,200 per month plus net operating expenses. The office lease expired in February 2020, and the Company is currently continuing the lease on a month to month basis. Operating lease expense was $0 and $9,463 for the three months ended September 30, 2020 and 2019, respectively, and $9,463 and $28,389 for the nine months ended September 30, 2020 and 2019, respectively.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $18,343 and $11,186 for the three months ended September 30, 2020 and 2019, respectively, and $40,256 and $33,099 for the nine months ended September 30, 2020 and 2019, respectively.

Note 10: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc. recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40, the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,642,118 but does not believes that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities of $1,642,118 from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above, management concluded to no longer accrue interest on these loans.

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

Overview

The Company was originally incorporated in the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Since incorporated, the Company has engaged in a variety of businesses, but has been inactive since late 2014 through the Merger that closed on September 14, 2018. Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business. Our sole business has been the design, manufacturing and sale of vaporizer cartridge filling machines, capping machines, other automation machines, and cartridges to customers in the medical and recreational cannabis, hemp, and CBD industries.

Basis of Presentation

The unaudited condensed consolidated financial statements of Jacksam Corporation as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such unaudited interim periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Machine revenue consists of sales of our eShark cartridge filling machine, 710 Shark cartridge filling machine, and 710 Captain cartridge capping machine. Consumable product revenue consists of royalty from strategic partners and sales of cartridges, accessories, warranty, service and freight charges. Revenue is net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves our and our strategic partners’ warehouse on the way to the customer.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended September 30, 2020 and 2019:

Revenue

Total revenue during the three months ended September 30, 2020 decreased to $735,604 (comprised of machine sales of $685,635 and consumable product sales of $49,969), compared to the three months ended September 30, 2019 that generated sales of $1,303,053 (comprised of machine sales of $945,199 and consumable product sales of $357,854).

The decrease in sales was mainly due to the Company strategically phased out selling proprietary cartridge products and now focused on providing automation solutions with our filling and capping machines and pre-racked cartridges.

The total revenue of $735,604 does not include a royalty of $97,980 we received from a strategic partner in late September for the cannabis pre-roll filling machine we sold during the third quarter of 2020. The $97,980 was recognized under Deferred Revenue as of September 30, 2020.

Cost of Revenue

Total cost of revenue decreased to $331,863 during the three months ended September 30, 2020, compared to the three months ended September 30, 2019 that had costs of revenues of $818,442. The decrease in cost of revenue was mainly due to the Company strategically phased out selling proprietary cartridge products.

Under the Company’s current and new business model, the Company focuses on selling high-margin automation machines. As a result, our gross margin percentage increased from 37% for the three months ended September 30, 2019 to 55% for the three months ended September 30, 2020.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the three months ended September 30, 2020 decreased to $500,623 (comprised of Salaries of $306,307 and other SG&A expenses of $194,316), compared to the three months ended September 30, 2019 that produced $933,547 in expenses (comprised of $465,339 in salaries and other SG&A expenses of $468,208).

The decrease in salaries was related to a less amount of commission paid to sales representatives as the Company phased out proprietary cartridge products. And the decrease in other SG&A expenses was comprised primarily of the following: decreased travel and trade show spending due to the COVID-19 and other operating cost disciplines.

Income (loss) from Operations

Total loss from operations was $96,882 during the three months ended September 30, 2020, compared to $448,936 for the three months ended September 30, 2019.

The decreased loss from operations was primarily the result of the gross margin improvement and operating cost disciplines.

Derivative Gain (loss)

Derivative loss, a non-cash expense, was $2,000,866 during the three months ended September 30, 2020, due to the fair value change of the debt and warrants of the June 2019 Notes driven by the stock price increase between June 30, 2020 and September 30, 2020, compared to a $5,047,111 derivative loss for the three months ended September 30, 2019.

Interest Expense

Interest expense, a non-cash expense, decreased to $67,945 during the three months ended September 30, 2020, compared to $448,430 for the three months ended September 30, 2019, primarily due to a decreased amount of amortization of debt discount of the 2019 Notes.

Results of Operations – Nine Month Periods

Comparison for the nine-month periods ended September 30, 2020 and 2019:

Revenue

Total revenue during the nine months ended September 30, 2020 decreased to $2,022,307 (comprised of machine sales of $1,802,305 and consumable product sales of $200,002), compared to the nine months ended September 30, 2019 that generated sales of $4,253,728 (comprised of machine sales of $2,166,652 and consumable product sales of $2,087,076).

As described above, the decrease in sales was mainly due to the Company phased out selling proprietary cartridge products and now focused on providing automation solutions.

In addition, the outbreak of COVID-19 in China since January 2020 caused a pause of shipment from China to the U.S for certain of our products manufactured in China. And the later outbreak of COVID-19 in the U.S. caused different levels of delay in the operation of the Company, vendors, and customers. These factors adversely impacted the financial performance of the Company for the nine months ended September 30, 2020.

Cost of Revenue

Total cost of revenue decreased to $879,637 during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 that had costs of revenues of $3,341,083.

As described above, the decrease in cost of revenue was mainly due to the Company strategically phased out selling proprietary cartridge products.

Under the Company’s current and new business model, our gross margin percentage increased from 21% for the nine months ended September 30, 2019 to 57% for the nine months ended September 30, 2020.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the nine months ended September 30, 2020 decreased to $1,347,158 (comprised of Salaries of $786,004 and other SG&A expenses of $561,154), compared to the nine months ended September 30, 2019 that produced $3,919,991 in expenses (comprised of $2,169,334 in salaries and other SG&A expenses of $1,750,657).

During the three months ended June 30, 2019, the Company recognized one-time charges of the following: settlement fees with the founder and another former employee of approximately $600,000, legal fees associated with the settlement of approximately $100,000, and R&D fees for the eShark cartridge filling machine and new cartridge products of approximately $100,000. Excluding these one-time charges, the decrease in salaries for the nine months ended September 30, 2020 was related to a less amount of commission paid to sales representatives as the Company phased out proprietary cartridge products. And the decrease in other SG&A expenses was comprised primarily of the following: decreased travel and trade show spending due to the COVID-19 and other operating cost disciplines.

Income (loss) from Operations

Total loss from operations was $204,488 during the nine months ended September 30, 2020, compared to $3,007,346 for the nine months ended September 30, 2019.

The decreased loss from operations was primarily the result of the gross margin improvement and operating cost disciplines.

Derivative Loss

Derivative loss, a non-cash expense, was $3,512,675 during the nine months ended September 30, 2020, driven by the stock price increase between December 31, 2019 and September 30, 2020, compared to $5,181,924 for the nine months ended September 30, 2019.

Interest Expense

Interest expense, a non-cash expense, increased to $1,684,857 during the nine months ended September 30, 2020, compared to $516,207 for the nine months ended September 30, 2019, primarily due to an increased amount of amortization of debt discount of the 2019 Notes.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $598,964. To date, we have financed our operations principally through receipts of customer payments and borrowing on credit facilities, debt of $650,900, issuance of equity of $1,303,900, and issuances of convertible debt of $6,498,066.

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

Operating Activities

We have historically experienced negative cash outflows. Our net cash used in operating activities primarily results from our operating losses combined with changes in working capital components as we have grown our business and is influenced by the timing of cash payments for inventory purchases and cash receipts from our customers. Our primary source of cash flow from operating activities is cash down payments and final payments for our machines. Our primary uses of cash from operating activities are employee-related expenditures and amounts due to vendors for purchased components. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we build up our inventory balances and increase spending on personnel and other operating activities as our business grows.

During the nine months ended September 30, 2020, operating activities used $919,133 in cash, a decrease of $882,956 from cash used in the nine months ended September 30, 2019 of $1,802,089.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the nine months ended September 30, 2020, the Company received $388,900 in proceeds from convertible debt, $591,900 in proceeds from non-convertible debt, and $846,400 in proceeds from sale of common stock units, and made payments of $630,000 of convertible notes payable, $89,426 of non-convertible notes payable, and $43,300 of debt issuance costs.

During the nine months ended September 30, 2019, the Company received $1,791,666 in proceeds from convertible debt and a $2,900 payment related to the exercise of 2,900,000 warrants, and made payments of $70,912 of non-convertible notes payable, $130,000 convertible notes payable, and $132,848 of debt issuance costs.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020 and the year ended December 31, 2019, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020

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

JACKSAM CORPORATION

Dated: November 10, 2020	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: November 10, 2020	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

