Form 10-K
period 2020-12-31
Jacksam Corp
filed 2021-03-31
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission file number: 033-33263

JACKSAM CORPORATION
(Exact name of Company as specified in its charter)

Nevada	46-3566284
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

30191 Avenida De Las Banderas Suite B
Rancho Santa Margarita, CA	92688
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 605-3580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	JKSM

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐     No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $0.23 per common share on June 30, 2020 was approximately $14.78 million.

As of January 27, 2021, there were 69,452,839 shares of company’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Jacksam Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•

market acceptance of our key products, primarily our eShark cartridge filling machine, 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, PreRoll-ER pre-roll & cone filling machine, and cartridges;

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

PART I

Item 1. Business

Company and Product Overview

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling & capping, pre-roll filling, and automation systems. We service the medical and recreational cannabis, hemp, and CBD segments of the larger e-cigarette, vaporizer, and pre-roll markets. Prior to July 2019, our product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and our proprietary cartridges. Since then, we have added the eShark cartridge filling machine into our product line, discontinued the sales of our old proprietary cartridges, and entered into a partnership with Jupiter Research and 14th Round Inc, which enabled us to distribute their C-Cell and customizable cartridges under profit-sharing agreements. In 2020, we further introduced an automated pre-roll & cone filling machine, the “PreRoll-ER”, to the U.S. market.

The eShark was introduced to the market in the second half of 2019. The eShark was developed based on our prior flagship product - the 710 Shark cartridge filling machine. The eShark features electric motor system, oil heating mechanics, and advanced automation software system. eShark machines are designed to inject oil into various cartridges (glass, plastic and PODS), while also having the capability to fill bottles and other form factors. eShark machines can fill 100 traditional cartridges in approximately 60 seconds, saving our customers’ valuable time and labor expense over the hand filling method, which is currently the industry norm. We estimate that, in most applications, the eShark will have a 50x faster rate than hand filling. The eShark is currently produced in USA. The eShark has the UL Certification. UL stands for Underwriter Laboratories, a third-party product safety certification company that has operated for over a century.

Our prior flagship product is the 710 Shark cartridge filling machine, which is now on its eighth version. The 710 Shark has pneumatic motor system, oil heating mechanics, and automation software system. It can inject oil into various cartridges (glass, plastic and PODS), while also having the capability to fill bottles and other form factors. It can fill 100 traditional cartridges in approximately 60 seconds. The 710 Shark is currently produced in China. The 710 Shark is sold at a lower price point compared to the eShark to meet the demand from a wider group of customers.

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

As the first company in our industry, we introduced a pre-racked tray solution to the market in late 2019. Our customers will receive boxes of trays preloaded with empty cartridges. Using our automated machines, our customers can finish filling and capping 100 cartridges in less than 2 minutes. As the last step, our customers made new orders, and boxed of pre-racked cartridges will be delivered to their facilities. Customers using our pre-racked tray solution together with our automated capping and filling machines can save significant production time and labor cost, compared to using the traditional hand filling method or using our competitor’s machines.

During the second quarter of 2020, we entered into a strategic partnership with 14th Round Inc, a California based leading cartridge company specialized in high-end and customizable cartridges. The partnership highlights the sales force collaboration, equipment R&D collaboration, and marketing collaborations.

During the third quarter of 2020, we introduced the PreRoll-Er pre-roll filling machine to the U.S. market. The PreRoll-ER is the result of 30 months of research and development. Capable of replacing the work of 10-15 employees, the PreRoll-ER can produce up to 900 cones per hour. The machine has a highly sophisticated system of tamping, twisting, weighing and cutting the cones to a precise and uniform specification. It is manufactured in Montreal, Canada and is one of the leading automated pre-roll machines in the marketplace.

Our customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include, but not limited to, medical and recreational cannabis multi-state operators (MSOs), dispensaries, large and small-scale processors, growers, and distributors. We expect continued growth as we take measures to invest in our intellectual property. We utilize our direct sales force, our strategic partners’ sales force, independent sales representatives, our website, and a wide range of referral network to sell our products.

Our marketing efforts include attending industry trade shows and advertising on social media, industry magazines, and other regional events where both B2B and B2C opportunities exist. We plan to expand our marketing efforts to new jurisdictions as they pass medical and recreational cannabis use laws. We also believe we have a large opportunity following the 2020 Election Day, with voters approving new states to legalize cannabis in the U.S.

Corporate History and Background

The Company was originally incorporated under the laws of the State of Nevada on September 21, 1989, under the name of Fulton Ventures, Inc. On September 19, 2002, management at that time changed the name of Fulton Ventures, Inc. to Asia Premium Television Group, Inc. On November 16, 2009, management at that time changed the name of Asia Premium Television Group, Inc. to China Grand Resorts, Inc. to reflect their new business efforts more accurately. Commencing in 2002, management at that time acquired and sold a series of subsidiary entities that were incorporated in various foreign jurisdictions, including the People’s Republic of China, or PRC, Macau, Hong Kong and the British Virgin Islands. From 2002 to 2009, these subsidiaries engaged in a variety of businesses, including, principally, marketing, brand management, advertising, media planning, public relations and direct marketing services to clients in the PRC.

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

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes matured on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. The warrants contain the same down round feature as the notes. As a result of a dilutive issuance during the year ended December 31, 2020, the exercise price of the remaining notes payable and the warrants is currently $0.18 per share. The convertible debt outstanding as of December 31, 2020 was convertible into 2,493,827 shares of common stock.

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 2,019,401 were issued by December 31, 2020 and 5,864,198 were part of subscriptions payable. On May 19, 2020, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2020. On January 29, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to June 30, 2021. There were no other changes to terms of the convertible notes payable, and the amendment was accounted for as a debt modification.

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

On June 4, 2020, the Company issued a convertible note to an institutional investor with a principal amount of $175,000 (the “June 2020 Note 1”) bearing interest at 15% with an original issue discount of $17,500 and a maturity date of June 4, 2021. The Company paid $17,100 of deferred finance costs. The Company also issued 116,667 shares of common stock to the lender of the June 2020 Note 1 as deferred finance costs, valued at $23,333 based on the closing price of the stock at the date of borrowing. In May 2020, the Company issued 100,000 shares of common stock to an investment bank that were recorded as a deferred finance costs, valued at $15,000 based on the closing price of the stock at the date of issuances. This lender also received 583,333 shares of common stock valued at $116,667 under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $119,078 as of December 31, 2020, and the Company has remaining monthly payments of $21,250 through June 2021.

On June 24, 2020, the Company issued convertible notes to an institutional investor with a principal amount of $129,000 (the “June 2020 Note 2”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The Company paid $13,500 of deferred finance costs. The Company also issued 86,000 shares of common stock to the lender of the June 2020 Note 2 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $87,779 as of December 31, 2020, and the Company has remaining monthly principal and interest payments of $15,664 through June 2021.

On June 24, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $129,000 (the “June 2020 Note 3”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The proceeds of this loan were received in July 2020. The Company paid $13,500 of deferred finance costs. The Company issued 86,000 shares of common stock to the lender of the June 2020 Note 3 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $87,779 as of December 31, 2020, and the Company has remaining monthly principal and interest payments of $15,664 through June 2021.

On November 23, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $305,000 (the “November 2020 Note”) bearing interest at 12% with an original issue discount of $30,500 and a maturity date of November 23, 2021. The Company paid $28,460 of deferred finance costs. The Company issued 576,379 shares of common stock to the lender of the November 2020 Note as deferred finance costs, valued at $126,803 based on the closing price of the stock at the date of borrowing. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at a price based on the lesser of 105% of the closing bid price of the Company’s stock at issuance, or the closing bid price of the Company’s common stock immediately prior to conversion. Monthly Payments of principal and interest of $34,160 will begin in February 2021 through November 2021.

Products Details

Our principal products include the eShark cartridge filling machine, 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, PreRoll-ER pre-roll filling machine, and C-Cell and customizable cartridges.

eShark Cartridge Filling Machine

Details:

•	Up to 100 Cartridge or Disposable Fills in approximately 60 seconds
•	Built in air compressor; electric operated
•	Ability to create and store up to 20 product/cartridge recipes for accelerated production changes
•	4-in-1 Filling: Plastic, Ceramic, and Stainless Cartridges or Disposables
•	Dual Heated Injection System for the thickest of oils - temps up to 100C
•	Size: 76”H x 25.5”W x 24”D
•	Fill Range: 0.1ml - 3ml per cartridge with a 0.01ml resolution (x100)
•	Weight: 275 lbs
•	UL certification

710 Shark Cartridge Filling Machine

Details:

•	Up to 100 Cartridge or Disposable Fills in approximately 60 seconds
•	4-in-1 Filling: Plastic, Ceramic, and Stainless Cartridges or Disposables
•	Dual Heated Injection System for the thickest of oils - temps up to 100C
•	Size: 52”H x 24”W x 14.5”D
•	Fill Range: 0.1ml - 3ml per cartridge with a 0.01ml resolution (x100)
•	Weight: 115 lbs

710 Captain Cartridge Capping Machine

Details:

•	Caps up to 100 of cartridges in approximately 30 seconds
•	Built in air compressor; pneumatically operated
•	No calibration required, plug & play
•	Customizable per customer requirements
•	Manual 2-step press process to properly align and lock mouthpieces in place
•	76”H X 26”D x 24.25”W
•	UL Listed
•	Weight: 275lbs

PreRoll-ER Pre-roll Filling Machine

Details:

•	Production of up to 2,000 pre-rolls/hour
•	Replace 15-20 persons per shift
•	1 operator for up to 5 machines
•	30 months of R&D. Patent pending technology
•	Electrical: 220V, 1Ph, 3.3kWh
•	UL/CSA approved

C-Cell and Customizable Cartridges and Pre-Racked Trays

We currently distribute C-Cell cartridges under a profit-sharing agreement with Jupiter Research and customizable cartridges under a profit-sharing agreement with 14th Round Inc. Our cartridges are shipped directly to customers pre-racked in customizable trays, which are under additional charge.

Our Business Strategy

Our overall goal is to become a leading technology company in the segment of the vaporizer cartridge filling & capping, pre-roll filling, and automation systems. We focus on serving the medical and recreational cannabis, hemp and CBD industries. We develop and commercialize products utilizing an open-source platform.

Our immediate term goals are:

•

Create new products and maintain technology leadership. We intend to continue to develop increasing efficient and faster iterations of our filling and capping machines. Additionally, we intend to continue to develop and introduce new automation solutions to the market.

•	Execute strategic partnership. We intend to focus on the plan and execution for the best utilization of the sales force and other resources of both parties of a strategic partnership.

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

Market Competition

The automated cartridge filling and packaging industry in the cannabis, hemp and CBD marketplace is relatively nascent. We believe that we are the largest manufacturer of cannabis-focused filling machines, with an approximately 50% market share by units sold. Our automated filling machine is designed to fill 100 cartridges per minute. Most cartridge filling operations are still done by using the hand filling method at present, with a throughput rate of approximately 5 per minute. Hand-filling remains our largest competitor. We also believe we offer the highest efficient automated capping machine in the marketplace. Our automated capping machine is designed to cap 100 cartridges per minute, matching the production capability of our filling machines. Lastly, we believe we are the first company offering pre-roll automated filling machine and pre-racked tray solution to customers in the U.S. market.

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

Research and Development

Our research and development team was originally formed by Jacksam’s founder, Daniel Davis, and three employed engineers. The founder separated from the Company on May 31, 2019. Two of the three engineers remained with the Company and continue research and development activities. The two engineers also work with our manufacturers to design new products.

Employees

Presently, we have 12 full-time employees. Five employees are engaged in sales and business development, three employees are engaged in research and development and engineering, and four are engaged in business operations including project management, manufacturing, logistics, marketing, finance and accounting, and general management and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include Risk Factors in our 10-K filing.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, we do not hold any title to any real estate property. Our property is leased. We do not have any mortgages, liens or encumbrances against any such properties.

Rancho Santa Margarita Lease

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent was approximately $3,200 per month plus net operating expenses. The office lease expired in February 2020, and the Company is currently continuing the lease on a month-to-month basis.

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

	2020		2019
	High	Low	High	Low
First Quarter ended March 31	$0.36	$0.17	$1.35	$0.32
Second Quarter ended June 30	$0.33	$0.13	$1.50	$0.34
Third Quarter ended September 30	$0.50	$0.16	$1.20	$0.35
Fourth Quarter ended December 31	$0.42	$0.18	$0.75	$0.21

Holders

As of January 27, 2021, we had 171 stockholders of record of our common stock.

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

Overview

The Company was incorporated in the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Since incorporated, the Company has engaged in a variety of businesses, but has been inactive since late 2014 through the Merger that closed on September 14, 2018. Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business. Our sole business has been the design, manufacturing and sale of vaporizer cartridge filling machines, capping machines, pre-roll filling machines, and cartridges to customers in the medical and recreational cannabis, hemp, and CBD industries.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2020 and 2019, the Company had recorded an allowance for doubtful accounts of $74,000.

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

The December 31, 2020 and 2019 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2020, and December 31, 2019, the Company has determined that no allowance is required.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 11,871,324 and 13,153,968 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020 and 2019, respectively, as they would be anti-dilutive. Additionally, 1,443,414 shares of common stock issued during the year ended December 31, 2020 under a share lending arrangement are excluded from the calculation of weighted-average shares outstanding.

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

Subsequent Events

For the first three months of 2021, the Company issued 2,368,882 shares related to common stock subscribed in the fiscal year ended December 31, 2020. Besides, the Company issued 3,703,704 shares related to the convertible notes converted in the fiscal year ended December 31, 2020. As of March 31, 2021, the Company had common stock to be issued of 2,333,334 shares and 2,160,494 shares related to cash subscriptions and conversion, respectively.

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

Components of Statements of Operations

Revenue

Product revenue consists of sales of our eShark filling machine, 710 Shark filling machine, 710 Captain capping machine, PreRoll-ER pre-roll filling machine, cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves the warehouse on the way to the customer.

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

Results of Operations – Twelve Month Periods

The following set forth our results of operations for the Fiscal Years ended December 31, 2020 and December 31, 2019:

Revenue

Total revenue during the twelve months ended December 31, 2020 were $3,281,935 (comprised of $1,969,693 of machine sales and $1,132,242 of cartridges and other consumables. Compared to the year-ended December 31, 2019 which had $4,590,977 (comprised of $2,441,524 of machine sales and $2,149,453 of cartridges and other consumables ). Two major factors contributed to the decrease in revenue. First, the outbreak of Covid-19 pandemic caused inventory supply issue during the first half of 2020 and adversely impacted our ability to meet the demand of our customers. Secondly, we shifted our business strategy to focus on profitability in 2020. We phased out selling our old proprietary cartridges since July 2019.

Cost of Goods Sold

Total cost of goods sold was $1,788,817 during the twelve months ended December 31, 2020 compared to $3,584,525 during the twelve months ended December 31, 2019. The decrease in cost of goods sold was primarily driven by the decreased sales of cartridge in 2020.

Gross margin increased from 22% during the twelve months ended December 31, 2019 to 45% during the twelve months ended December 31, 2020, primarily attributable to the successful execution of our business strategy to focus on profitability.

Operating Expenses

Sales, General and Administrative Expenses. Sales, general and administrative expenses during the during the twelve months ended December 31, 2020 increased to $1,881,795 (comprised of $1,093,268 in salaries and $788,527 of other expenses), compared to December 31, 2019 that produced expenses $4,524,113 (comprised of $2,467,474 in salaries and $2,056,639 of other expenses). The decrease was primarily also attributed to our focus on profitability. We reduced headcount that were related to cartridge sales and disciplined on our operating expenses.

Interest Expense

Interest expense, a non-cash item, during the twelve months ended December 31, 2020 was $1,751,710, compared to $1,315,764 for the twelve months ended December 31, 2019. The increase was mainly due to increased debt amortization, which is an accounting treatment.

Derivative Loss/Gain

Derivative loss, a non-cash item, during the twelve months ended December 31, 2020 was $1,205,196, compared to derivative gain of $1,302,886 for the twelve months ended December 31, 2019. The change was mainly due to the stock price change between December 31, 2019 and December 31, 2020.

Liquidity and Capital Resources

Since Jacksam’s inception in 2013 as a Delaware corporation, we have incurred net losses and negative cash flows from operations. During the twelve months ended December 31, 2019 and December 31, 2020, we had net losses of $3,544,880 and $3,058,547, respectively. At December 31, 2020, we had an accumulated deficit of $11,125,331.

On December 31, 2020, we had cash and cash equivalents of $489,560. As of the date of this report, we have financed our operations principally through borrowing on credit facilities, debt of $1,185,900, issuance of equity of $1,303,900, issuances of Convertible Debt of $6,744,106 and receipts of customer deposits for new orders and payments from customers for our products.

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

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt. The note payable matures on April 22, 2022.

In April 2020, the Company received $399,000 under the Small Business Administration’s Payroll Protection Program. The loan bears interest at a fixed rate of 1%, and matures on April 17, 2022, payable monthly with payments beginning six months after issuance. In accordance with the terms of the Payroll Protection Program, a portion of this loan may be forgiven if the loan proceeds are used for payroll, mortgage, rent and utility costs, but no more than 25% of the forgiveness amount can be related to nonpayroll costs. During the year ended December 31, 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. The forgiveness application was reviewed by both the lending bank and SBA and the Company was granted loan forgiveness of $399,000. The loan forgiveness was recognized as a gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2020.

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

On June 4, 2020, the Company issued a convertible note to an institutional investor with a principal amount of $175,000 (the “June 2020 Note 1”) bearing interest at 15% with an original issue discount of $17,500 and a maturity date of June 4, 2021. The Company paid $17,100 of deferred finance costs. The Company also issued 116,667 shares of common stock to the lender of the June 2020 Note 1 as deferred finance costs, valued at $23,333 based on the closing price of the stock at the date of borrowing. In May 2020, the Company issued 100,000 shares of common stock to an investment bank that were recorded as a deferred finance costs, valued at $15,000 based on the closing price of the stock at the date of issuances. This lender also received 583,333 shares of common stock valued at $116,667 under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $119,078 as of December 31, 2020, and the Company has remaining monthly payments of $21,250 through June 2021.

On June 24, 2020, the Company issued convertible notes to an institutional investor with a principal amount of $129,000 (the “June 2020 Note 2”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The Company paid $13,500 of deferred finance costs. The Company also issued 86,000 shares of common stock to the lender of the June 2020 Note 2 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $87,779 as of December 31, 2020, and the Company has remaining monthly principal and interest payments of $15,664 through June 2021.

On June 24, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $129,000 (the “June 2020 Note 3”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The proceeds of this loan were received in July 2020. The Company paid $13,500 of deferred finance costs. The Company issued 86,000 shares of common stock to the lender of the June 2020 Note 3 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $87,779 as of December 31, 2020, and the Company has remaining monthly principal and interest payments of $15,664 through June 2021.

On November 23, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $305,000 (the “November 2020 Note”) bearing interest at 12% with an original issue discount of $30,500 and a maturity date of November 23, 2021. The Company paid $28,460 of deferred finance costs. The Company issued 576,379 shares of common stock to the lender of the November 2020 Note as deferred finance costs, valued at $126,803 based on the closing price of the stock at the date of borrowing. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at a price based on the lesser of 105% of the closing bid price of the Company’s stock at issuance, or the closing bid price of the Company’s common stock immediately prior to conversion. Monthly Payments of principal and interest of $34,160 will begin in February 2021 through November 2021.

The Company amortized $1,632,520 and $1,572,817 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the years ended December 31, 2020 and 2019, respectively. Accrued interest on notes payable and convertible notes payable was $4,931 and $3,222 as of December 31, 2020 and 2019, respectively.

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

*Estimated expense

Operating Activities

We have historically experienced negative cash outflows as we developed and sold our eShark filling machine, 710 Shark filling machine, 710 Captain capping machine, pre-roll filling machine, and cartridges. Our net cash used in operating activities primarily results from our operating losses combined with changes in working capital components as we have grown our business and is influenced by the timing of cash payments for inventory purchases and cash receipts from our customers. Our primary source of cash flow from operating activities is cash down payments and final payments for our products. Our primary uses of cash from operating activities are employee-related expenditures and amounts due to vendors for purchased components. Our cash flows from operating activities will continue to be affected principally by our working capital requirements, the extent to which we build up our inventory balance, and increased spending on personnel and other operating activities as our business grows.

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

During the twelve months ended December 31, 2020 and 2019, cash used in operating activities was $1,105,696 and $2,296,288, respectively.

Investing Activities

During the twelve months ended December 31, 2020 and 2019, cash used in investing activities were both zero.

Financing Activities

During the twelve months ended December 31, 2020, cash provided by financing activities was $1,141,633, primarily from $634,940 of proceeds from new convertible debt, $591,900 of proceeds from stock issuance, and $846,400 of proceeds from exercise of common stock warrants. The Company also made payments of $104,942 on notes payable, $43,300 on debt issuance costs, and $783,365 on convertible notes.

During the twelve months ended December 31, 2019, cash provided by financing activities was $1,675,806, primarily from $2,295,666 of proceeds from new convertible debt. The Company also made payments of $70,912 on notes payable, $181,848 on debt issuance costs, and $370,000 on convertible notes.

Off-Balance Sheet Arrangements

During the year ended December 31, 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 8. Financial Statements and Supplementary Data

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jacksam Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jacksam Corporation (“the Company”) as of December 31, 2020 and December 31, 2019 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2020 and December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

March 31, 2021

www.llcpas.net

Jacksam Corporation
Consolidated Balance Sheets
For the Years Ended December 31, 2020 and 2019
(Audited)

	December 31,	December 31,
	2020	2019
Assets

Current Assets:
Cash	$489,560	$453,623
Accounts receivable, net	292,835	105,510
Inventory, net	189,423	189,841
Prepaid expenses	148,459	251,539
Total Current Assets	1,120,277	1,000,513

Property and equipment, net	3,348	13,280
Right of-use asset - operating lease	-	9,299

Total Assets	$1,123,625	$1,023,092

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$681,439	$696,633
Deferred revenue	1,024,466	1,343,983
Convertible notes payable, current portion (net of discount $239,282 and $1,525,906, respectively)	809,242	1,067,983
Notes payable, current portion (net of discount $0 and $19,504, respectively)	109,104	145,331
Right of use liability - operating lease	-	9,837
Derivative Liability	1,305,106	504,750
Accrued liabilities - other	1,696,223	1,642,118
Subscription payable	1,055,555	-
Total Current Liabilities	6,681,135	5,410,635

Notes payable, net of current portion	147,942	-
Other long term liabilities	-	220,000
Total Liabilities	6,829,077	5,630,635

Commitment

Stockholders' Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 170,000,000 authorized, $0.001 par value, 66,366,419 and 62,871,972 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	66,366	62,872
Additional paid-in capital	4,708,323	3,396,369
Shares payable, consisting of 4,421,662 and 0 shares of common shares as of December 31, 2020 and 2019, respectively	645,192	-
Accumulated deficit	(11,125,331)	(8,066,784)
Total Stockholders' Deficit	(5,705,450)	(4,607,543)

Total Liabilities and Stockholders' Deficit	$1,123,625	$1,023,092

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2020 and 2019
(Audited)

	December 31, 2020	December 31, 2019

Sales	$3,281,935	$4,590,977

Cost of sales	1,788,817	3,584,525

Gross profit	1,493,118	1,006,452

Operating expenses
Salaries and wages (including contractors)	1,093,268	2,467,474
Other selling, general and administrative expenses	788,527	2,056,639
Total operating expenses	1,881,795	4,524,113

Loss from operations	(388,677)	(3,517,661)

Other expense
Gain on extinguishment of debt	399,000	-
Other (income) expense	6,154	(14,341)
Derivative gain (loss)	(1,205,196)	1,302,886
Interest expense	(1,751,710)	(1,315,764)
Loss on conversion of notes payable	(64,815)	-
Loss on additional shares issued to unit subscribers	(53,305)	-
Total other expense	(2,669,872)	(27,219)

Net loss	$(3,058,549)	$(3,544,880)

Net loss per share
Basic and diluted	$(0.05)	$(0.06)

Weighted average shares outstanding
Basic and diluted	64,184,514	59,428,943

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders’ Deficit
For the Years Ended December 31, 2020 and 2019
(Audited)

	Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2018	48,272,311	$48,272	$10,661	$-	$(4,519,497)	(4,460,564)

Cumulative effect of ASU 2016-02	-	-	-	-	(2,407)	(2,407)
Common stock issued for debt conversion	10,579,661	10,580	3,192,920	-	-	3,203,500
Extinguishment of derivative liability due to repayment	-	-	89,311	-	-	89,311
Exercise of common stock warrant	2,900,000	2,900	-	-	-	2,900
Shares issued for deferred finance cost	186,667	187	81,013	-		81,200
Shares issued under share-lending arrangement	933,333	933	(933)	-	-	-
Convertible debt imputed interest	-	-	23,397	-	-	23,397
Net loss	-	-	-	-	(3,544,880)	(3,544,880)

Balance, December 31, 2019	62,871,972	62,872	3,396,369	-	(8,066,784)	(4,607,543)

Convertible debt imputed interest	-	-	604	-	-	604
Extinguishment of derivative liability due to repayment	-	-	606,048	-	-	606,048
Common stock issued for debt conversion	2,019,401	2,019	507,240	-	-	509,259
Sale of common stock units	-	-	-	645,192	-	645,192
Shares issued for deferred finance cost	965,046	965	198,572	-	-	199,537
Shares issued under share-lending arrangement	1,443,333	1,443	(1,443)	-	-	-
Shares returned under share-lending arrangement	(933,333)	(933)	933	-	-	-
Net loss	-	-	-	-	(3,058,549)	(3,058,549)

Balance, December 31, 2020	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019
(Audited)

	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,058,549)	$(3,544,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,932	1,066
Gain on extinguishment of debt	(399,000)	-
Loss on share conversion	64,815	-
Imputed interest	604	23,397
Amortization of debt discount	1,654,625	1,282,643
Derivative gain	1,205,196	(1,302,886)
Inventory impairment	-	402,662
Net change in:
Accounts receivable	(187,325)	(80,025)
Inventory	418	171,592
Prepaid expenses	103,080	(64,039)
Right-of-use assets	9,299	34,840
Accounts payable and accrued expenses	40,563	159,032
Right-of-use liabilities	(9,837)	(36,709)
Other long-term liabilities	(220,000)	220,000
Deferred revenue	(319,517)	437,019

Net cash used in operating activities	(1,105,696)	(2,296,288)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	634,940	2,295,666
Payments on convertible notes payable	(783,365)	(370,000)
Payment of debt issuance costs	(43,300)	(181,848)
Proceeds from sales of shares	591,900	-
Payments on notes payable	(104,942)	(70,912)
Proceeds from sale of common stock units	846,400	2,900

Net cash provided by financing activities	1,141,633	1,675,806

Net Change in Cash	35,937	(620,482)

Cash, Beginning of Period	453,623	1,074,105

Cash, End of Period	$489,560	$453,623

Cash Paid For:
Income Taxes	$-	$-
Interest	$59,933	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$1,676,234	$3,203,500
Capitalization of right of use asset for operating lease	$-	$44,138
Derivative liability recognized at issuance of warrants	$201,208	$1,896,947
Extinguishment of derivative to conversion and repayment	$390,383	$-
Common stock issued for deferred finance costs	$199,537	$-
Reclassification of derivative liabilities to additional paid in capital	$-	$89,311

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

Notes to the Consolidated Financial Statements

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

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products utilizing an open-source technology platform. We service the medical and recreational cannabis, hemp and CBD segments of the larger e-cigarette, vaporizer, and pre-roll markets. Prior to July 2019, the Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, and proprietary cartridges. Since July 2019, the Company has added the eShark cartridge filling machine and PreRoll-Er pre-roll filling machine into its product line and discontinued the sales of proprietary cartridges. The Company later entered into strategic partnerships with Jupiter Research, LLC and 14th Round Inc. These partnerships enabled the Company to distribute C-Cell and customizable cartridges and highlights sales force collaboration, R&D collaboration, and marketing collaborations. In 2020, the Company introduced the PreRoll-Er pre-roll filling machine to the U.S. market. The Company’s customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. The Company utilizes its direct sales force, strategic partners’ sales force, independent sales representatives, and a wide range of referral network to sell its products.

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

Use of Estimates

The preparation of financial statements is in conformity with U.S. GAAP and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount and estimates of the probability and potential magnitude of contingent liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2020 and 2019, the Company had recorded an allowance for doubtful accounts of $74,000.

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

The December 31, 2020 and 2019 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2020 and 2019, the Company has determined that no allowance is required.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2020, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of December 31, 2020, $1,024,465 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Machine sales	$1,969,693	$2,441,524
Consumable product sales	1,312,242	2,149,453
Total sales	$3,281,935	$4,590,977

Cost of Goods Sold

Cost of goods sold represents costs directly related to supplies and materials, machines, freight and delivery, commissions, printing, packaging and other costs.

Advertising and Marketing Expenses

Advertising and marketing expense include cost incurred in public relations, online marketing, magazine, and social networking etc. For the years ended December 31, 2020 and 2019 advertising and marketing expenses were $56,518 and $118,774, respectively.

Income Tax Provision

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the year ended December 31, 2020 and 2019, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 11,871,324 and 13,153,968 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of December 31, 2020 and 2019, respectively, as they would be anti-dilutive. Additionally, 1,443,333 shares of common stock issued during the year ended December 31, 2020 under a share lending arrangement and 10,516,414 shares to be issued as part of the share payable balance are excluded from the calculation of weighted-average shares outstanding.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(17,296)	(7,364)
Property and equipment, net	$3,348	$13,280

Depreciation expense amounted to $9,932 and $1,066 for the years ended December 31, 2020 and 2019, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2020	December 31, 2019

Accounts payable	$279,207	$347,850
Credit cards payable	23,445	48,743
Accrued interest	4,931	4,778
Sales tax payable	141,803	130,262
Accrued officer consulting cost	178,750	165,000
Other	53,303	-
Total Accounts payable and Accrued expenses	$681,439	$696,633

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	December 31, 2020	December 31, 2019
Note payable dated December 31, 2019, bearing interest at 3% monthly, maturing February 29, 2020	107,146	164,835
SBA EIDL loan dated May 26, 2020, bearing interest at 3.75%, maturing May 26, 2050	149,900	-
Total notes payable	257,046	164,835
Less: unamortized discount and deferred financing cots	-	(19,504)
Less: current portion	(109,104)	(145,331)
Long-term portion of notes payable	$147,942	-

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt. The note payable matures on April 22, 2022.

In April 2020, the Company received $399,000 under the Small Business Administration’s Payroll Protection Program. The loan bears interest at a fixed rate of 1%, and matures on April 17, 2022, payable monthly with payments beginning six months after issuance. In accordance with the terms of the Payroll Protection Program, a portion of this loan may be forgiven if the loan proceeds are used for payroll, mortgage, rent and utility costs, but no more than 25% of the forgiveness amount can be related to nonpayroll costs. During the year ended December 31, 2020, the Company applied for loan forgiveness under the provisions of Section 1106 of the CARES Act. The forgiveness application was reviewed by both the lending bank and SBA and the Company was granted loan forgiveness of $399,000. The loan forgiveness was recognized as a gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2020.

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

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
2017 Notes, maturing December 2020, currently past due	$-	$15,000
June 2019 Notes, maturing March 25, 2020	448,888	2,018,889
December 2019 Note, maturing June 10, 2020	-	560,000
June 2020 Note 1, maturing June 4, 2021	119,078	-
June 2020 Note 2, maturing June 24, 2021	87,779	-
June 2020 Note 3, maturing June 24, 2021	87,779	-
November 2020 Note, maturing November 23, 2021	305,000	-
Total	1,048,524	2,593,889
Less: Debt discount and deferred finance costs on short-term convertible notes	(239,282)	(1,525,906
Less: Current convertible notes payable, net of discount	(809,242)	(1,067,983)

Total long-term convertible notes payable, net	$-	$-

In December 2017, the Company issued non-interest bearing convertible debentures to 36 investors in exchange for $1,643,500 (the “2017 Notes”). The 2017 Notes have a three-year term and are convertible into the Company’s common stock at a per share price of $0.20 at any time subsequent to the issuance date. On the maturity date, if not previously converted, the 2017 Notes are subject to a mandatory conversion to the Company’s common stock. In January 2018, the Company issued non-interest bearing convertible notes with the same terms as the 2017 Notes in exchange for an additional $75,000. The Company determined that the 2017 Notes qualified as conventional convertible instruments. The Company evaluated the conversion feature and determined that no beneficial conversion feature existed on the issuance dates. During the quarter ended March 31, 2019 the Company issued 8,517,500 shares of common stock to convert these notes payable. During the year ended December 31, 2020, the Company repaid the remaining $15,000. As of December 31, 2020, the remaining outstanding balance of these notes was $0.

In March 2018, the Company issued non-interest bearing convertible notes to two investors in exchange for $1,500,000 (the “2018 Notes”). The 2018 Notes have a one-year term and are convertible into the Company’s common stock at a per share price of $0.90 at any time subsequent to the issuance date. Upon either the maturity date or a successful financing involving the Company’s common stock or a financial instrument convertible into common stock at a valuation of $45,000,000 or more, the 2018 Notes are subject to mandatory conversion to the Company’s common stock, if not previously converted. The Company determined that the 2018 Notes qualified as conventional convertible instruments. Further, the Company evaluated the conversion feature and determined that there was no beneficial conversion feature or derivative liabilities. During the year December 31, 2019, the Company issued 2,062,161 shares of common stock to convert these notes in full.

In June and July 2019, the Company issued convertible notes to 10 investors with a principal amount of $2,388,889, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes had an original issue discount of $238,889, and the Company incurred an interest charge deducted from the gross proceeds of $358,333, based on a 15% stated rate. The total of $597,222 was recorded as debt discount. Additionally, the Company paid $132,848 of financing costs, which were recorded as a reduction of the carrying value of the debt. The deferred financing costs and debt discounts are being amortized using the effective interest method through the maturity of the June 2019 Notes. The June 2019 Notes matured on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. The warrants contain the same down round feature as the notes. As a result of a dilutive issuance during the year ended December 31, 2020, the exercise price of the remaining notes payable and the warrants is currently $0.18 per share. The convertible debt outstanding as of December 31, 2020 was convertible into 2,493,827 shares of common stock.

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 2,019,401 were issued by December 31, 2020 and 5,864,198 were part of subscriptions payable. On May 19, 2020, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2020. On January 29, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to June 30, 2021. There were no other changes to terms of the convertible notes payable, and the amendment was accounted for as a debt modification.

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

On June 4, 2020, the Company issued a convertible note to an institutional investor with a principal amount of $175,000 (the “June 2020 Note 1”) bearing interest at 15% with an original issue discount of $17,500 and a maturity date of June 4, 2021. The Company paid $17,100 of deferred finance costs. The Company also issued 116,667 shares of common stock to the lender of the June 2020 Note 1 as deferred finance costs, valued at $23,333 based on the closing price of the stock at the date of borrowing. In May 2020, the Company issued 100,000 shares of common stock to an investment bank that were recorded as a deferred finance costs, valued at $15,000 based on the closing price of the stock at the date of issuances. This lender also received 583,333 shares of common stock valued at $116,667 under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $119,078 as of December 31, 2020, and the Company has remaining monthly payments of $21,250 through June 2021.

On June 24, 2020, the Company issued convertible notes to an institutional investor with a principal amount of $129,000 (the “June 2020 Note 2”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The Company paid $13,500 of deferred finance costs. The Company also issued 86,000 shares of common stock to the lender of the June 2020 Note 2 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $87,779 as of December 31, 2020, and the Company has remaining monthly principal and interest payments of $15,664 through June 2021.

On June 24, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $129,000 (the “June 2020 Note 3”) bearing interest at 15% with an original issue discount of $12,900 and a maturity date of June 24, 2021. The proceeds of this loan were received in July 2020. The Company paid $13,500 of deferred finance costs. The Company issued 86,000 shares of common stock to the lender of the June 2020 Note 3 as deferred finance costs, valued at $17,200 based on the closing price of the stock at the date of borrowing. This lender also received 430,000 shares of common stock valued at $86,000 as a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. The balance of this note was $87,779 as of December 31, 2020, and the Company has remaining monthly principal and interest payments of $15,664 through June 2021.

On November 23, 2020, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $305,000 (the “November 2020 Note”) bearing interest at 12% with an original issue discount of $30,500 and a maturity date of November 23, 2021. The Company paid $28,460 of deferred finance costs. The Company issued 576,379 shares of common stock to the lender of the November 2020 Note as deferred finance costs, valued at $126,803 based on the closing price of the stock at the date of borrowing. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at a price based on the lesser of 105% of the closing bid price of the Company’s stock at issuance, or the closing bid price of the Company’s common stock immediately prior to conversion. Monthly Payments of principal and interest of $34,160 will begin in February 2021 through November 2021.

The Company amortized $1,632,520 and $1,572,817 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the years ended December 31, 2020 and 2019, respectively. Accrued interest on notes payable and convertible notes payable was $4,931 and $3,222 as of December 31, 2020 and 2019, respectively..

Derivative Liabilities

The fair values of the conversion option and the attached warrants were estimated using a binomial model with the following assumptions:

	Warrant Issuance	As of December 31, 2020
	Warrants	Conversion Option	Warrants
Volatility	85.17%-99.53%	140.81%	103.63 -113.58
Dividend Yield	0%	0%	0%
Risk-free rate	0.14%-1.39%	0.09%	0.17%
Expected term	4.0 years	0.50 years	3-4years
Stock price	$0.125-$0.25	$0.19	$0.19
Exercise price	$0.18-0.30	$0.18	$0.18
Derivative Liability fair value	$201,207	$173,094	$1,132,012

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the year ended December 31, 2020:

Fair value as of December 31, 2018	$-
Fair value on the date of issuance recorded as a debt discount	1,896,947
Fair value on the date of issuance recorded as a loss on derivative	518,604
Extinguishment due to repayment of debt	(89,311)
Gain on change in fair value of derivatives	(1,821,490)
Fair value as of December 31, 2019	504,750
Fair value on the date of issuance related to warrants issued	201,208
Extinguishment due to repayment of debt	(356,007)
Extinguishment due to conversion of debt	(606,048)
Loss on change in fair value of derivatives	1,561,203
Fair value as of December 31, 2020	$1,305,106

Note 7: Income Taxes

The components of the provision for income taxes for the years ended December 31, 2020 and 2019, respectively, consisted of the following:

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Current:
Federal	-	-
State	$800	$800
	800	800
Deferred:
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$800	$800

Deferred tax assets (liabilities) consist of the following:

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Net operating losses	$1,536,424	$1,497,492
Other	1,900	2,040
Total Deferred Tax Asset	1,538,324	1,499,532,967

Valuation Allowance	(1,538,116)	(1,499,324)

Deferred Tax Liabilities
Fixed Assets	(208)	(208)

Net Deferred Tax Assets/(Liabilities)	$0	$0

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31, 2020	December 31, 2019
Tax at Federal Statutory Rate	21.00%	21.00%
State Taxes	0.04%	8.38%
Nondeductible Items	-19.65%	4.49%
Valuation Allowance	-0.27%	-33.33%
Other	-1.03%	0.00%
Provision for Taxes	0.00%	21.00%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable for the period ending December 31, 2020. On the basis of this evaluation, as of December 31, 2020, a full allowance has been recorded on its net deferred tax assets.

As of December 31, 2020, the Company had $631,000 of federal and $5,523,000 of state net operating loss carryforwards available to reduce future taxable income. As of December 31, 2020, the Company has approximately $4,868,000 of federal net operating loss carryforwards available to reduce future taxable income which carryforward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company is in the process of determining if significant limitations would be placed on the utilization of its net operating loss carry-forwards due to prior ownership changes.

As of December 31, 2020, the Company does not have any unrecognized tax benefits. As of December 31, 2020, the Company has not recognized any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the U.S. and California. Tax Years 2016 to 2020 remain subject to examination for federal income tax purposes, and tax years 2014 through 2019 remain open to examination for California income tax purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and California income tax purposes.

Note 8: Equity

Common Stock

For the year ended December 31, 2020:

As of December 31, 2020, the authorized capital stock of the Company consists of 100,000,000 shares, of which 90,000,000 shares are designated as common stock and 10,000,000 shares of preferred stock. In February 2021, the Board of Directors of the Company increased the authorized common shares to be 170,000,000.

During the year ended December 31, 2020, the Company issued 2,019,401 shares of common stock related to the conversion of $444,444 of Convertible Notes Payable. Additionally, principal of $1,333,333 was converted into 6,666,661 shares of common stock that have not yet been issued.

During the year ended December 31, 2020, the Company received $846,400 of cash proceeds related to sale of 2,525,000 common stock units at $0.20 per unit and 1,896,662 common stock units at $0.18 per unit. Each $0.20 unit and $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.30 and $0.27, respectively, for a period of three years from issuance. The Company agreed to issue an additional 280,554 shares to the subscribers of $0.20 units in December 2020, and recognized a loss of $53,305. The common shares related to these unit sales have not yet been issued as of December 31, 2020. As a result of the down round provision in the convertible debt described above, the fair value of the warrants was estimated using a binomial model and were accounted for as a derivative liability, due to the potentially unlimited number of shares that can be issued upon conversion of the debt instruments. Total shares to be issued related to convertible debt converted and stock units was 10,566,414 as of December 31, 2020.

During the year ended December 31, 2020, the Company issued a total of 965,046 shares of common stock to an investment banker and the various lenders in connection with the convertible notes payable issued during the period. These shares had a fair value of $199,537 and were recorded as deferred finance costs. Additionally, 1,443,333 shares of common stock with a fair value of $288,667 were issued to the convertible note lenders under a share lending arrangement, which the company recorded as contra-equity. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date or an event of default occurs, the shares are concerned fully earned, and the fair value of the shares will be amortized in full to expense. In connection with the repayment of the December 2019 convertible note in June 2020, the lender returned 933,333 shares previously issued during the year ended December 31, 2019 under the share lending arrangement, which were cancelled.

For the year ended December 31, 2019:

During the year ended December 31, 2019, the Company issued 186,667 shares of common stock to the lender of the December 2019 Note as deferred finance costs, valued at $81,200 based on the closing price of the stock at the date of borrowing. This lender also received 933,333 shares of common stock valued at $406,000 as a prepaid penalty. The shares may be returned to the Company if the debt is satisfied in full by the maturity date. If the debt is not repaid by the maturity date, the shares are concerned fully earned, and the prepaid expense will be amortized in full.

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

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,000,000	$5,000	$0.001
Granted	3,685,714	1,290,000	0.35
Exercised	(2,900,000)	(2,900)	0.001
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2019	5,785,714	1,292,100	0.22
Warrants issued due to reset provisions	3,480,953	626,572	0.18
Warrants issued with common stock units	2,211,389	631,200	0.29
Exercised	-	-	-
Forfeited and cancelled	(2,100,000)	(2,100)	0.001
Outstanding at December 31, 2020	9,378,056	$1,921,200	$0.20

The weighted average remaining contractual life is approximately 3.2 years for stock warrants outstanding with intrinsic value of $71,667 on December 31, 2020. All of the above warrants were fully vested.

Note 9: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000, respectively, and converted their debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued. Mr. Adams and Mr. Hall will also receive an additional 154,321 and 61,728 shares of common stock once the shares are issued.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $192,500 through December 31, 2020, leaving a balance of $178,750 in accounts payable. In addition, the Company entered into a lock up agreement with Mr. Davis that restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company has a single operating lease for an office lease in Rancho Santa Margarita, California with an initial term of 37 months. Base monthly rent was approximately $3,200 per month plus net operating expenses. The office lease expired in February 2020, and the Company is currently continuing the lease on a month-to-month basis. Operating lease expense was $9,493 and $37,582 for the years ended December 31, 2020 and 2019, respectively.

The lease contained variable lease payments for non-rental occupancy expenses. These non-lease components were not included in the determination of the right of use asset and lease liability as part of the transition to ASC 842 due to the practical expedients elected by the Company. The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability.

The Company had right-of-use assets of $9,299 and operating lease liabilities of $9,837 as of December 31, 2019. Operating lease expense for the year ended December 31, 2019 was $37,852. The Company had cash used in operating activities related to leases of $39,721 during the year ended December 31, 2019. The lease has a remaining term of three months.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rentals was $61,133 and $42,304 for the years ended December 31, 2020 and 2019, respectively.

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

Note 12: Subsequent Events

For the first three months of 2021, the Company issued 2,368,882 shares related to common stock subscribed in the fiscal year ended December 31, 2020. Besides, the Company issued 3,703,704 shares related to the convertible notes converted in the fiscal year ended December 31, 2020. As of March 31, 2021, the Company had common stock to be issued of 2,333,334 shares and 2,160,494 shares related to cash subscriptions and conversion, respectively.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment
Mark Adams	52	President, Chief Executive Officer, Director	September 14, 2018
Michael Sakala	55	Chief Financial Officer	September 14, 2018
Scott Wessler	53	Director	September 14, 2018
Theodore Winston	54	Director	September 14, 2018
Rob Hagan	54	Director	April 3, 2019
Stephen Ashekian	59	Director	September 14, 2020

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

Scott Wessler has served on our Board since September 14, 2018. Prior to the Merger, he invested in the early phases of Jacksam Corporation and has served on Jacksam’s advisory board as a member of its board of directors since 2017. In 2015, Scott Wessler invested in the early phases of MJIC, a cannabis compliance and distribution company and is currently engaged as a consultant. In 2011, Scott Wessler formed Canopi LLC, a family business focused primarily in property management, leasing and financial management of commercial real estate. From 2006 to present, he has served as Chief Operating Officer of Vimpex International Corporation, a family-owned company specializing in sourcing, importing, sales and distribution of food products in the United States. From 2004 to 2005, Scott Wessler served as Vice President of Product Development of an early-stage search portal product, Local.com, designed to provide relevant search results for local businesses, products and services. From 1996 to 2004, Scott Wessler worked at the Walt Disney Internet Group where he held leadership roles in the conception and execution of strategies for next-generation revenue producing online initiatives. He holds a Bachelor of Arts degree in English from the University of California, Irvine awarded in 1991.

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

Rob Hagan has served as our Director since April 3, 2019. Rob Hagen is also a director of DMO Holdings, a private company providing research services in the cannabis industry. In addition, since August 2018 he has served as the CEO of Jujube International, Inc., an Irvine, California based private company which is a global leader in direct-to-consumer sales of motherhood accessories, including diaper bags and other related products. Previously, from 2015 through 2018, Rob Hagen was employed as the President and Chief Operating Officer of BRB / Sherline, a private company that develops and markets carbon removal technologies. Rob Hagen holds a Bachelor of Science degree in Accounting and Finance awarded by Cal Poly San Luis Obispo.

Stephen Ashekian has served as our Director since September 14, 2020. Stephen Ashekian held Senior Vice President positions at several of the nation’s largest investment banks. After 22 years of equity trading career on Wall Street, he retired from the industry in 2005 and then co-founded Open Exchange, a virtual conference company for the financial services industry. Stephen Ashekian is a medical cannabis industry veteran since 2007. He co-founded Valley Agriceuticals in 2014 for the purpose of bringing the benefits of cannabis to the public. Valley Agriceuticals was the recipient of 1 of 10 medical marijuana licenses for New York State. Stephen Ashekian and his partner later sold the company at the highest transaction amount for a single cannabis state license. Stephen Ashekian graduated from Babson College with degrees in both Investments and Finance.

Board Composition

Corporate Governance and Director Independence

Our business and affairs are managed under the direction of our Board of Directors, which consist of five members.

Our four non-employee directors, Scott Wessler, Theodore Winston, Rob Hagan, and Stephen Ashekian, are independent using the definition for “Independent Directors” set out in Nasdaq Listing Rule 5605(a)(2). Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Item 11. Executive Compensation

The following table sets forth the compensation for our fiscal years ended December 31, 2020 and 2019 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2020.

Summary Compensation Table (last two complete fiscal years)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)

Mark Adams (CEO since 4/2019)	2020	-	-	-	-	-	-	-	-
	2019	$11,846	-	$100,178	-	-	-	-	$112,024

Michael Sakala (CFO)	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Daniel Davis (former CEO)	2020	$165,018	-		-	-	-	-	$165,018
	2019	$180,000	-	-	-	-	-	-	$180,000

There were no other salaries paid in 2020 and 2019. Two executive officers received total annual salary and bonus compensation in excess of $100,000.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $192,500 through December 31, 2020, leaving a balance of $178,750 in accounts payable. In addition, the Company entered into a lock up agreement with Mr. Davis that restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2020.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2020. From inception and through the date of this report, we have not granted any stock options or stock awards to any of our executive officers.

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

The percentage of shares beneficially owned is computed as of December 31, 2020, on the basis of 66,366,419 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2020 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Names of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Daniel Davis, Founder	25,311,081	38.1%
Jeff Brady	4,277,807	6.4%

Names of Executive Officers and Directors
Mark Adams, CEO and Director	7,656,636	11.5%
Michael Sakala, CFO	250,000	.4%
Theodore Winston, Director	250,000	.4%
Scott Wessler, Director	506,539	.8%
All current directors and executive officers as a group (6 persons)	8,663,175	13.1%

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

Item 14. Principal Accounting Fees and Services

Audit Fees. During the fiscal year ended December 31, 2020, the firm of L&L CPAs, PA, which we refer to as L&L was our principal auditor. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by L&L in connection with regulatory filings. We paid L&L $41,000 and $43,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2020 and 2019, respectively.

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

JACKSAM CORPORATION

Dated: March 31, 2021	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Sakala
	Name:	Michael Sakala
	Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

