Form 10-Q
period 2021-03-31
Jacksam Corp
filed 2021-05-13
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 033-33263

Jacksam Corporation
(Exact name of registrant as specified in its charter)

Nevada	46-3566284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4440 Von Karman Avenue Suite 220 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 605-3580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	JKSM

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

As of April 13, 2021, the registrant had 72,973,899 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
	2021	2020
Assets

Current Assets:
Cash	$941,413	$489,560
Accounts receivable, net	311,745	292,835
Inventory, net	173,274	189,423
Prepaid expenses	31,600	148,459
Total Current Assets	1,457,999	1,120,277

Property and equipment, net	2,844	3,348

Total Assets	$1,460,843	$1,123,625

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$501,584	$681,439
Deferred revenue	1,008,788	1,024,466
Convertible notes payable, current portion (net of discount $474,157 and $239,282, respectively)	649,731	809,242
Notes payable, current portion	389,994	109,104
Derivative liability	1,266,409	1,305,106
Accrued liabilities - other	1,696,223	1,696,223
Subscription payable	499,999	1,055,555
Total Current Liabilities	6,012,728	6,681,135

Notes payable, net of current portion	147,133	147,942
Total Liabilities	6,159,861	6,829,077

Commitment

Stockholders’ Deficit:
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 170,000,000 authorized, $0.001 par value, 72,547,763 and 66,366,419 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	72,548	66,366
Additional paid-in capital	5,854,132	4,708,323
Shares payable, consisting of 3,611,112 and 4,421,662 shares of common shares as of March 31, 2021 and December 31, 2020, respectively	508,317	645,192
Accumulated deficit	(11,134,015)	(11,125,333)
Total Stockholders’ Deficit	(4,699,018)	(5,705,452)

Total Liabilities and Stockholders’ Deficit	$1,460,843	$1,123,625

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Sales	$1,770,966	$653,222

Cost of Sales	1,256,973	308,018

Gross Profit	513,993	345,204

Operating Expenses
Salaries and wages (including contractors)	329,083	253,129
Other selling, general and administrative expenses	181,160	154,859
Total Operating Expenses	510,243	407,988

Income (loss) from Operations	3,750	(62,784)

Other Expense
Derivative gain (loss)	532,367	(3,742,107)
Interest expense	(348,651)	(1,457,644)
Loss on conversion of notes payable	(58,642)	-
Loss on settlement of notes payable	(137,506)	-
Total Other Expense	(12,432)	(5,199,751)

Net Loss	$(8,682)	$(5,262,535)

Net loss per share
Basic and diluted	$(0.00)	$(0.08)

Weighted average shares outstanding
Basic and diluted	69,346,528	62,294,474

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Common Stock, $.001 Par Value		Paid-In	Shares	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2019	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	151	-	-	151

Common stock issued for debt conversion	476,191	476	166,191	1,333,333	-	1,500,000

Sale of common stock units	-	-	-	356,470	-	356,470

Extinguishment of derivative liability due to conversion	-	-	606,048	-	-	606,048

Net loss	-	-	-	-	(5,262,535)	(5,262,535)

Balance, March 31, 2020	63,348,163	$63,348	$4,168,759	$1,689,803	$(13,329,319)	$(7,407,409)

Balance, December 31, 2020	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Common stock issued for debt conversion	3,086,420	3,087	611,111	-	-	614,198

Common stock issued for deferred finance cost	200,000	200	71,800	-	-	72,000

Sale of common stock units	2,479,994	2,480	322,195	(136,875)	-	187,800

Common stock and warrants issued for settlement of notes payable	414,930	415	140,703	-	-	141,118

Convertible debt imputed interest	-	-	-	-	-	-

Net loss	-	-	-	-	(8,682)	(8,682)

Balance, March 31, 2021	72,547,763	$72,548	$5,854,132	$508,317	$(11,134,015)	$(4,699,018)

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash Flows from Operating Activities
Net loss	$(8,682)	$(5,262,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	504	267
Loss on settlement of notes payable	137,506	-
Loss on conversion of notes payable	58,642	-
Imputed interest	-	151
Amortization of debt discount	292,549	1,426,698
Derivative (gain) loss	(532,367)	3,742,107
Net change in:
Accounts receivable	(18,910)	(33,808)
Inventory	16,182	33,099
Prepaid expenses	116,859	102,926
Right-of-use asset	-	9,299
Accounts payable and accrued expenses	(168,775)	(12,349)
Right-of-use liability	-	(9,837)
Other long-term liabilities	-	(41,250)
Deferred revenue	(15,678)	(376,800)

Net cash used in operating activities	(122,170)	(422,032)

Cash Flows from Investing Activities
Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	570,000	-
Payment on convertible notes payable	(526,058)	(70,000)
Proceeds from notes payable	296,524	43,000
Payment on notes payable	(16,443)	-
Proceeds from sale of common stock units	250,000	430,000

Net cash provided by financing activities	574,023	403,000

Net Change in Cash	451,853	(19,032)

Cash Balance, Beginning of Period	489,560	453,623

Cash Balance, End of Period	$941,413	$434,591

Cash paid for:
Income taxes	$-	$-
Interest	$48,444	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$614,198	$1,500,000
Derivative liability recognized at issuance of warrants and conversion option	$493,670	$75,530
Extinguishment of derivative to conversion	$-	$608,328
Common stock issued for deferred finance costs	$72,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation

Notes to Condensed Consolidated Financial Statements

Note 1: Organization and Nature of Operations

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling & capping, pre-roll filling, and other automation systems. The Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, the “PreRoll-ER” pre-roll & cone filling machine, and customizable and C-Cell cartridges. The Company’s customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. The Company utilizes its direct sales force, website, strategic partners’ sales force, independent sales representatives, and a wide range of referral network to sell its products.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in US dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value.

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions, and (iv) the related volatility of prices pertaining to the cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of March 31, 2021 and December 31, 2020, the Company had recorded an allowance for doubtful accounts of $74,000.

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

The March 31, 2021 and December 31, 2020 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2021 and December 31, 2020, the Company has determined that no inventory allowance is required.

Property and Equipment

Property and equipment are measured at cost, less accumulated depreciation, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5 to 7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2021, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of March 31, 2021, $1,008,788 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Machine sales	$1,658,668	$568,204
Consumable product sales	112,298	85,018
Total sales	$1,770,966	$653,222

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Potential common stock equivalents are determined using the treasury stock method. For diluted net loss per share purposes, the Company excludes stock options and other stock-based awards, including shares issued as a result of option exercises that are subject to repurchase by the Company, whose effect would be anti-dilutive from the calculation. During the three months ended March 31, 2021 and 2020, common stock equivalents were excluded from the calculation of diluted net loss per common share, as their effect was anti-dilutive due to the net loss incurred. Therefore, basic and diluted net loss per share was the same in all periods presented.

The Company had 13,434,326 and 23,814,676 potentially dilutive securities that have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2021 and 2020, respectively, as they would be anti-dilutive. Additionally, 1,443,333 shares of common stock issued during the year ended December 31, 2020 under a share lending arrangement, 2,777,778 shares related to conversions of notes payable in fiscal year 2020 that have not yet been issued, and 3,611,112 shares to be issued as part of the share payable equity balance are excluded from the calculation of weighted-average shares outstanding.

Going Concern

The Company’s financial statements are prepared using U.S. GAAP to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has negative working capital, recurring losses, and does not have a source of revenues sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(17,800)	(17,296)
Property and equipment, net	$2,844	$3,348

Depreciation expense amounted to $504 and $267 for the three months ended March 31, 2021 and 2020, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2021	December 31, 2020

Accounts payable	$176,714	$279,207
Credit cards payable	-	23,445
Accrued interest	4,762	4,931
Sales tax payable	140,386	141,803
Accrued officer consulting cost	137,500	178,750
Other	42,222	53,303
Total Accounts payable and Accrued expenses	$501,584	$681,439

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	March 31, 2021	December 31, 2020

Note payable December 2019	90,703	107,146
SBA loan May 2020	149,900	149,900
SBA loan February 2021	296,524	-
Total notes payable	537,127	257,046
Less: current portion	(389,994)	(109,104)
Long-term portion of notes payable	$147,133	147,942

The Company received a loan of $296,524 from the Small Business Administration in February 2021.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

June 2019 Notes, maturing March 25, 2020	448,888	448,888
June 2020 Note 1, maturing June 4, 2021	-	119,078
June 2020 Note 2, maturing June 24, 2021	-	87,779
June 2020 Note 3, maturing June 24, 2021	-	87,779
November 2020 Note, maturing November 23, 2021	-	305,000
February 2021 Note, maturing February 15, 2022	675,000	-
Total	1,123,888	1,048,524
Less: Debt discount and deferred finance costs on short-term convertible notes	(474,159)	(239,282)
Less: Current convertible notes payable, net of discount	(649,731)	(809,242)

Total long-term convertible notes payable, net	$-	$-

In June and July 2019, the Company issued convertible notes to 10 investors with an original principal amount of $2,388,889, receiving $1,583,333 in net cash proceeds (the “June 2019 Notes”). The June 2019 Notes matured on March 25, 2020 and are convertible into the Company’s common stock at a per share price of $0.35 at any time subsequent to the issuance date. The June 2019 Notes contain a down round feature, whereby any sale of common stock or common stock equivalent at a price per share lower than the conversion price of the June 2019 Notes will result in the conversion price being lowered to the new price. The warrants contain the same down round feature as the notes. As a result of a dilutive issuance during the year ended December 31, 2020, the exercise price of the remaining notes payable and the warrants is currently $0.18 per share.

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by March 31, 2021 and 2,777,778 were part of subscriptions payable liability balance of $499,999.

On May 19, 2020, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2020. On January 29, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to June 30, 2021. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The balance of this note was $675,000 as of March 31, 2021. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note.

On February 22, 2021, the Company entered into a settlement agreement with the holder of the June 2020 Note 2. The agreement allowed for the holder to convert all principal into 414,930 shares of common stock in full settlement of the note. The holder also received 207,465 warrants to purchase shares of common stock at an exercise price of $0.18 per share. The warrants had a fair value of $55,273 and were recorded as a derivative liability due to the variable number of shares to be issued under the Company’s dilutive instruments. The Company recognized a loss of $137,506 under this settlement agreement.

The Company amortized $292,549 and $1,426,698 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the three months ended March 31, 2021 and 2020, respectively. Accrued interest on notes payable and convertible notes payable was $4,762 and $4,931 as of March 31, 2021 and December 31, 2020, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of March 31, 2021
	Conversion Option	Warrants

Volatility	132.74-147.00%	117.47-126.64%
Dividend Yield	0%	0%
Risk-free rate	0.05-0.07%	0.17%
Expected term	0.50-1 year	2-4 years
Stock price	$0.178	$0.178
Exercise price	$0.18-$0.20	$0.44
Derivative liability fair value	$408,933	$857,476

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2021:

Fair value as of December 31, 2020	$1,305,106
Fair value on the date of issuance of new derivatives	493,670
Gain on change in fair value of derivatives	(532,367)
Fair value as of March 31, 2021	$1,266,409

Note 7: Equity

Common Stock

During the three months ended March 31, 2021, the Company issued 414,930 shares of common stock related to the conversion of $73,578 of Convertible Notes Payable.

During the three months ended March 31, 2021, the Company received $250,000 of cash proceeds related to sale of 1,388,889 common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. These shares have not yet been issued. In January and February 2021, the Company issued 2,479,994 shares related to common stock unit subscriptions from the year ended December 31, 2020, with 2,222,223 shares remaining to be issued.

The Company also issued 3,086,420 shares related to conversions of notes payable during the year ended December 31, 2020 associated with the subscription payable liability balance, and recognized a loss of $58,642. As of March 31, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions, with 2,160,494 of those shares remaining to be issued to Mr. Mark Adams and Mr. David Hall.

During the three months ended March 31, 2021, the Company issued a total of 200,000 shares of common stock to a lender in connection with the convertible notes payable issued during the period. These shares had a fair value of $72,000 and were recorded as deferred finance costs.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2020	9,378,056	$1,921,200	$0.20
Granted	1,668,954	562,343	0.34
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2021	11,047,010	$2,483,543	$0.22

The weighted average remaining contractual life is approximately 2.95 years for stock warrants outstanding with no intrinsic value of as of March 31, 2021. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mr. Adams and Mr. Hall contributed $250,000 and $100,000 respectively, and converted their debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued. Mr. Adams and Mr. Hall will also receive an additional 154,321 and 61,728 shares of common stock once the shares are issued. Those shares were in subscriptions payable and presented on the balance sheet.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $192,500 through December 31, 2020, and payments of $41,250, leaving a balance of $137,500 in accounts payable as of March 31, 2021. In addition, the Company entered into a lock up agreement with Mr. Davis that restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company entered into a lease agreement on March 1, 2021, for a term beginning April 1, 2021 through February 28, 2022. The lease requires payments of $5,000 per month through the lease term, with no option to renew. Based on the short-term nature of the lease, no right-of-use asset or liability was recognized on the Company’s consolidated balance sheet.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rental agreements was $20,629 and $7,858 for the three months ended March 31, 2021 and 2020, respectively.

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

Note 11: Subsequent Events

Subsequent to March 31, 2021, 860,000 shares under the share lending arrangements with debt holders were returned to the Company and cancelled in connection with retirement of the convertible notes payable during the three months ended March 31, 2021.

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

Overview

The Company was originally incorporated in the State of Nevada on September 21, 1989 under the name of Fulton Ventures, Inc. Since incorporated, the Company has engaged in a variety of businesses, but has been inactive since late 2014 through the Merger that closed on September 14, 2018. Since the Merger, the Company has been operated under the control of current management and continued to operate the business of Jacksam Corporation, described herein, as our sole business. Our sole business has been the design, manufacturing and sale of vaporizer cartridge filling machines, capping machines, pre-roll & cone filling machines, and cartridges to customers in the medical and recreational cannabis, hemp, and CBD industries.

Basis of Presentation

The condensed consolidated financial statements of Jacksam Corporation as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such interim periods have been included in these financial statements. All such adjustments are of a normal recurring nature.

Components of Statements of Operations

Revenue

Product revenue consists of sales of 710 Shark filling machines, 710 Captain capping machines, “PreRoll-ER” pre-roll & cone filling machines, cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves the warehouse on the way to the customer.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended March 31, 2021 and 2020:

Revenue

Total revenue during the three months ended March 31, 2021 increased to $1,770,966 (comprised of machine sales of $1,658,668 and consumable product sales of $112,298), compared to the three months ended March 31, 2020 that generated sales of $653,222 (comprised of machine sales of $568,204 and consumable product sales of $85,018).

The increase in sales was due to our customers’ strong demand for our products, including our filling machines, capping machines, PreRoll-ER machines, and consumable products.

Cost of Revenue

Total cost of revenue increased to $1,256,973 during the three months ended March 31, 2021, compared to the three months ended March 31, 2020 that had costs of revenues of $308,018. The increase in cost of revenue was driven by increased sales.

Due to a more diversified product portfolio, our gross margin percentage decreased from 53% for the three months ended March 31, 2020 to 29% for the three months ended March 31, 2021.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the three months ended March 31, 2021 increased to $510,243 (comprised of Salaries of $329,083 and other SG&A expenses of $181,160), compared to the three months ended March 31, 2020 that produced $407,988 (comprised of Salaries of $253,129 and other SG&A expenses of $154,859).

Our operating cost discipline are efficient. Despite of a significant year-over-year increase in revenue, Salaries increased moderately due to an increased amount of commission paid to sales representatives. Other SG&A expenses also increased moderately to support our overall business growth.

Income (loss) from Operations

Total income from operations was $3,750 during the three months ended March 31, 2021, compared to a loss of $62,784 for the three months ended March 31, 2020.

The increased income from operations was primarily the result of the revenue increase and operating cost discipline.

Derivative Gain (loss)

Derivative gain, a non-cash expense, was $532,367 during the three months ended March 31, 2021, due to the fair value change of the debt and warrants of the Notes driven by the stock price decrease between December 31, 2020 and March 31, 2021, compared to a derivative loss of $3,742,107 for the three months ended March 31, 2020.

Interest Expense

Interest expense, a non-cash expense, decreased to $348,651 during the three months ended March 31, 2021, compared to $1,457,644 for the three months ended March 31, 2020, primarily due to the amortization of debt discount of the Notes.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $941,413. To date, we have financed our operations principally through receipts of customer payments and borrowing on credit facilities, debt of $1.482,424, issuance of equity of $1,553,900, and issuances of convertible debt of $7,314,106.

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

During the three months ended March 31, 2021, operating activities used $122,170 in cash, a decrease of $299,862 from cash used in the three months ended March 31, 2020 of $422,032.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the three months ended March 31, 2021, the Company received $570,000 in proceeds from convertible debt, $296,524 in proceeds from non-convertible debt, and $250,000 in proceeds from sale of common stock units, and made payments of $526,058 of convertible notes payable and $16,443 of non-convertible notes payable.

During the three months ended March 31, 2020, the Company received $43,000 in proceeds from non-convertible debt and $430,000 in proceeds from sale of common stock units, and made a payment of $70,000 of convertible notes payable.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021 and the year ended December 31, 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

COVID-19 Impact

Our business and operating results for 2020 was impacted by the COVID-19 pandemic. However, we have seen improvement in our business, which we expect to continue throughout 2021.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021

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

JACKSAM CORPORATION

Dated: May 13, 2021	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: May 13, 2021	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

