Form 10-Q
period 2021-06-30
Jacksam Corp
filed 2021-08-12
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the registrant had 73,560,683 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2021	2020
Assets

Current Assets
Cash	$758,338	$489,560
Accounts receivable, net	252,930	292,835
Inventory, net	184,501	189,423
Prepaid expenses	11,600	148,459
Total Current Assets	1,207,369	1,120,277

Property and equipment, net	2,340	3,348

Total Assets	$1,209,709	$1,123,625

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$569,869	$681,439
Deferred revenue	847,206	1,024,466
Convertible notes payable, current portion (net of discount $333,609 and $239,282, respectively)	785,835	809,242
Notes payable, current portion	76,321	109,104
Derivative liability	650,459	1,305,106
Accrued liabilities - other	1,696,374	1,696,223
Subscription payable	499,999	1,055,555
Total Current Liabilities	5,126,063	6,681,135

Notes payable, net of current portion	146,348	147,942
Total Liabilities	5,272,411	6,829,077

Commitment

Mezzanine Equity
Series A preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	253,208	-

Stockholders’ Deficit
Preferred stock - 10,000,000 authorized, $0.001 par value,0 shares issued and outstanding	-	-
Common stock - 170,000,000 authorized, $0.001 par value, 73,560,683 and 66,366,419 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	73,561	66,366
Additional paid-in capital	6,107,797	4,708,323
Shares payable, consisting of 2,222,223 and 4,421,662 shares of common shares as of June 30, 2021 and December 31, 2020, respectively	331,600	645,192
Accumulated deficit	(10,828,868)	(11,125,333)
Total Stockholders’ Deficit	(4,315,910)	(5,705,452)

Total Liabilities and Stockholders’ Deficit	$1,209,709	$1,123,625

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales	$1,660,257	$633,481	$3,431,223	$1,286,703

Cost of Sales	1,156,441	239,756	2,413,414	547,774

Gross Profit	503,816	393,725	1,017,809	738,929

Operating Expenses
Salaries and wages	336,368	226,568	665,451	479,697
Other selling, general and administrative expenses	537,730	211,979	718,890	366,838
Total Operating Expenses	874,098	438,547	1,384,341	846,535

Loss from Operations	(370,282)	(44,822)	(366,532)	(107,606)

Other Income (Expense)
Other income (expense)	-	6,154	-	6,154
Derivative gain (loss)	542,993	2,230,298	1,075,360	(1,511,809)
Interest expense	(165,234)	(159,268)	(513,885)	(1,616,912)
Loss on conversion of notes payable	-	-	(58,642)	-
Gain on settlement of notes payable	297,670	-	160,164	-
Total Other Income (Expense)	675,429	2,077,184	662,997	(3,122,567)

Net Income (Loss)	$305,147	$2,032,362	$296,465	$(3,230,173)

Preferred stock dividends	(1,208)	-	(1,208)	-

Net Income (Loss) Available to Common Shareholders	$303,939	$2,032,362	$295,257	$(3,230,173)

Net Income (Loss) Per Share
Basic	$0.00	$0.03	$0.00	$(0.05)
Diluted	$0.00	$0.00	$0.00	$(0.05)

Weighted Average Shares Outstanding
Basic	72,034,097	62,493,771	70,692,600	62,393,689
Diluted	80,740,245	64,987,598	77,787,944	62,393,689

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Series A Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2020	-	-	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Common stock issued for debt conversion	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	200,000	200	71,800	-	-	72,000
Sale of common stock units	-	-	2,479,994	2,480	322,195	(136,875)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	414,930	415	140,703	-	-	141,118
Convertible debt imputed interest	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(8,682)	(8,682)

Balance, March 31, 2021	-	-	72,547,763	72,548	5,854,132	508,317	(11,134,015)	(4,699,018)

Common stock issued for services	-	-	57,895	58	6,153	-	-	6,211
Sale of common stock units	-	-	1,388,889	1,389	175,328	(176,717)	-	-
Exercise of warrants	-	-	426,136	426	(426)	-	-	-
Extinguishment of derivative liability due to conversion	-	-	-	-	72,958	-	-	72,958
Shares returned under share-lending arrangement	-	-	(860,000)	(860)	860	-	-	-
Issuance of Series A preferred stock	2,800,000	252,000	-	-	-	-	-	-
Dividends on Series A preferred stock	-	1,208	-	-	(1,208)	-	-	(1,208)
	-	-	-	-	-	-	305,147	305,147

Balance, June 30, 2021	2,800,000	$253,208	73,560,683	$73,561	$6,107,797	$331,600	$(10,828,868)	$(4,315,910)

Balance, December 31, 2019	-	-	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	-	-	151	-	-	151
Common stock issued for debt conversion	-	-	476,191	476	166,191	1,333,333	-	1,500,000
Sale of common stock units	-	-	-	-	-	356,470	-	356,470
Extinguishment of derivative liability due to conversion	-	-	-	-	606,048	-	-	606,048
Net loss	-	-	-	-	-	-	(5,262,535)	(5,262,535)

Balance, March 31, 2020	-	-	63,348,163	63,348	4,168,759	1,689,803	(13,329,319)	(7,407,409)

Convertible debt imputed interest	-	-	-	-	151	-	-	151
Sale of common stock units	-	-	-	-	-	168,080	-	168,080
Common stock issued for deferred finance cost	-	-	388,667	389	72,345	-	-	72,734
Shares returned under share-lending arrangement	-	-	(933,333)	(933)	933	-	-	-
Net loss	-	-	-	-	-	-	2,032,362	2,032,362

Balance, June 30, 2020	-	-	62,803,497	$62,804	$4,242,188	$1,857,883	$(11,296,957)	$(5,134,082)

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2021 and 2020
(Unaudited)
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$296,465	$(3,230,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,008	8,924
Imputed interest	-	302
Amortization of debt discount	433,097	1,554,056
Derivative (gain) loss	(1,075,360)	1,511,809
Stock based compensation	6,211	-
Gain on settlement of notes payable	(160,164)	-
Loss on conversion of notes payable	58,642	-
Net change in:
Accounts receivable	39,905	(131,485)
Inventory	4,922	(657)
Prepaid expenses	136,859	170,261
Right-of-use asset	-	9,299
Accounts payable and accrued expenses	(99,191)	(62,752)
Right-of-use liability	-	(9,837)
Other long-term liabilities	-	(110,000)
Deferred revenue	(177,260)	(405,090)

Net cash used in operating activities	(534,866)	(695,343)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	570,000	273,600
Payment of debt issuance cost	-	(30,600)
Payment on convertible notes payable	(530,503)	(630,000)
Proceeds from notes payable	296,524	591,900
Payment on notes payable	(34,377)	(74,785)
Proceeds from sale of common stock units	250,000	662,800
Proceeds from sale of Series A preferred stock	252,000	-

Net cash provided by financing activities	803,644	792,915

Net Change in Cash	268,778	97,572

Cash Balance, Beginning of Period	489,560	453,623

Cash Balance, End of Period	$758,338	$551,195

Cash paid for:
Income taxes	$-	$-
Interest	$49,802	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$614,198	$1,500,000
Derivative liability recognized at issuance of warrants and conversion option	$493,670	$138,250
Extinguishment of derivative to conversion	$-	$390,383
Common stock issued for deferred finance costs	$72,000	$-
Extinguishment of derivative due to warrant exercise	$72,958	$-

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of June 30, 2021 and December 31, 2020, the Company had recorded an allowance for doubtful accounts of $74,000.

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

The June 30, 2021 and December 31, 2020 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2021 and December 31, 2020, the Company has determined that no inventory allowance is required.

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

Revenue Recognition

The Company derives revenues from the sale of machines and consumable products. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2021, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of June 30, 2021, $847,206 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most consumable products sales are completed in North America.

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Machine sales	$1,526,947	$548,466	$3,185,615	$1,116,670
Consumable product sales	133,310	85,015	245,608	170,033
Total sales	$1,660,257	$633,481	$3,431,223	$1,286,703

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

The following table presents the effect of potential dilutive issuances for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income (loss) attributable to common stockholders	$303,939	2,032,362	$295,257	$(3,230,173)
Preferred stock dividends	1,208	-	1,208	-
Derivative (gain) loss	(542,993)	(2,230,298)	(1,075,360)	-
Interest expense associated with convertible debt	155,241	127,026	447,791	-
Net income (loss) for dilutive calculation	$(82,605)	(197,936)	$(331,104)	$(3,230,173)

Weighted average shares outstanding	72,034,097	62,493,771	70,692,600	62,393,689
Dilutive effect of preferred stock	1,400,000	-	1,400,000	-
Dilutive effect of convertible debt	2,469,136	2,493,827	2,469,136	-
Dilutive effect of common stock warrants				-
Weighted average shares outstanding for diluted net income (loss) per share	80,740,245	64,987,598	77,787,944	62,393,689

During the three and six months ended June 30, 2021, the impact of 10,968,056 warrants to purchase common stock were excluded from the calculation above as their impact would be dilutive. For the six months ended June 30, 2020, 2,493,827 shares issuable under convertible debt were excluded from the calculation of dilutive earnings per share as the impact would be anti-dilutive.

Additionally, 583,333 shares of common stock issued during the year ended December 31, 2020 under a share lending arrangement, 2,777,778 shares related to conversions of notes payable in fiscal year 2020 that have not yet been issued, and 2,222,223 shares to be issued as part of the share payable equity balance are excluded from the calculation of weighted-average shares outstanding.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective and will not have a material effect on its consolidated financial position or results of operations upon adoption.

Note 3: Property and Equipment

Property and equipment consist of the following:

	June 30, 2021	December 31, 2020

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(18,304)	(17,296)
Property and equipment, net	$2,340	$3,348

Depreciation expense amounted to $1,008 and $8,624 for the six months ended June 30, 2021 and 2020, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2021	December 31, 2020

Accounts payable	$268,752	$279,207
Credit cards payable	-	23,445
Accrued interest	22,222	4,931
Sales tax payable	140,423	141,803
Accrued officer consulting cost	96,250	178,750
Other	42,222	53,303
Total Accounts payable and Accrued expenses	$569,869	$681,439

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	June 30, 2021	December 31, 2020

Note payable December 2019	73,279	107,146
SBA loan May 2020	149,390	149,900
Total notes payable	222,669	257,046
Less: current portion	(76,321)	(109,104)
Long-term portion of notes payable	$146,348	147,942

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

June 2019 Notes, maturing March 25, 2020	$444,444	$448,888
June 2020 Note 1, maturing June 4, 2021	-	119,078
June 2020 Note 2, maturing June 24, 2021	-	87,779
June 2020 Note 3, maturing June 24, 2021	-	87,779
November 2020 Note, maturing November 23, 2021	-	305,000
February 2021 Note, maturing February 15, 2022	675,000	-
Total	1,119,444	1,048,524
Less: Debt discount and deferred finance costs on short-term convertible notes	(333,609)	(239,282)
Less: Current convertible notes payable, net of discount	(785,835)	(809,242)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by June 30, 2021 and 2,777,778 were part of subscriptions payable liability balance of $499,999.

Following 2 previous extensions and on July 9, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2021. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The balance of this note was $675,000 as of June 30, 2021. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note.

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

The Company amortized $433,097 and $1,531,618 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the six months ended June 30, 2021 and 2020, respectively. Accrued interest on notes payable and convertible notes payable was $22,222 and $4,931 as of June 30, 2021 and December 31, 2020, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of June 30, 2021
	Conversion Option	Warrants

Volatility	91.83-119.68%	117.68-123.13%
Dividend Yield	0%	0%
Risk-free rate	0.05-0.07%	0.25-0.46%
Expected term	0.50-1 year	2-4 years
Stock price	$0.1012	$0.1012
Exercise price	$0.18-0.20	$0.18-0.44
Derivative liability fair value	$80,646	$335,960

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended June 30, 2021:

Fair value as of December 31, 2020	$1,305,106
Fair value on the date of issuance of new derivatives	493,671
Extinguishment due to exercise of warrant	(72,958)
Gain on change in fair value of derivatives	(1,075,360)
Fair value as of June 30, 2021	$650,459

Note 7: Equity

Common Stock

In February 2021, the Board of Directors of the Company increased the authorized common shares to be 170,000,000. The Company is authorized to issue up to 10,000,000 shares of preferred stock.

During the six months ended June 30, 2021, the Company issued 414,930 shares of common stock related to the conversion of $72,958 of Convertible Notes Payable.

During the six months ended June 30, 2021, the Company received $250,000 of cash proceeds related to sale of 1,388,889 common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. These shares have not yet been issued. During the six months ended June 30, 2021, the Company issued 3,868,883 shares related to common stock unit subscriptions from the year ended December 31, 2020, with 2,222,223 shares remaining to be issued.

The Company also issued 3,086,420 shares related to conversions of notes payable during the year ended December 31, 2020 associated with the subscription payable liability balance and recognized a loss of $58,642. As of June 30, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions, with 2,160,494 of those shares remaining to be issued to Mark Adams and David Hall.

During the six months ended June 30, 2021, the Company issued a total of 200,000 shares of common stock to a lender in connection with the convertible notes payable issued during the period. These shares had a fair value of $72,000 and were recorded as deferred finance costs.

On April 15, 2021, 860,000 shares under the share lending arrangements with debt holders were returned to the Company and cancelled in connection with retirement of the convertible notes payable during the six months ended June 30, 2021.

On June 15, 2021, the Company entered into a Common Stock Purchase Agreement and a Common Stock Purchase Warrant (the “Triton Agreement”, or collectively the “Triton Agreements”) with Triton Funds LP (“Triton”). Under the terms of the Triton Agreements, the Company shall sell to Triton, and the Triton shall purchase from the Company, (i) up to an aggregate value of $1,000,000 of the Company’s common stocks and (ii) up to an aggregate value of $500,000 of the Company’s warrants. The proceeds for the purchase of Common Stock are expected to be made to the Company in tranches up to $250,000 each, starting in the third fiscal quarter of the Company.

Those warrants entitle Triton, at any time during the two-year period following issuance, to purchase up to an aggregate of 909,091 shares of the Company’s common stock at an exercise price of $0.55 per share, subject to customary adjustments including subsequent dilutive issuances by the Company. The Company paid $15,000 administrative fee to Triton at closing.

On June 28, 2021, the Company issued 57,895 shares of common stock with a fair value of $6,212 for professional services.

Series A Redeemable Preferred Stock

On May 26, 2021, the Company, entered into a subscription agreement (the “Preferred Stock Agreement”) with Mark Adams, Chief Executive Officer, President, and a member of Board of Directors of the Company. Mark Adams paid $126,000 to purchase 1,400,000 shares of the Series A Preferred Stock, at a price per share of $0.09.

Scott Wessler, Chairman of Board of Directors of the Company, paid $126,000 to purchase 1,400,000 shares of the Series A Preferred Stock, at a price per share of $0.09.

The Company created the 2,800,000 shares of Series A Preferred Stock out of the 10,000,000 shares of preferred stock authorized by the Company’s articles of incorporation by filing a certificate of designation as authorized by the Company’s board of directors (the “Certificate of Designation”).

The Series A Preferred Stock bears a cumulative dividend of 5.0% per annum on the original purchase price and is redeemable by the Company or upon a class vote by the holders of the Series A Preferred Stock at the original purchase price, plus any unpaid dividends then owing, payable in 4 equal quarterly payments. The Series A Preferred Stock converts into the Company’s common stock at a ratio of 2:1, subject to revision on the basis of standard weighted average anti-dilution protective provisions, at the option of the holders of the Series A Preferred Stock or automatically upon the occurrence of a merger, sale of the Company’s assets, or upon another Deemed Liquidation Event as defined in the Certificate of Designation. In the absence of an anti-dilution adjustment, the 2,800,000 shares of Series A Preferred Stock will convert into 1,400,000 shares of the Company’s common stock.

The Series A Preferred Stock votes with the Company’s common stock, as a single class, at a rate of 20 votes for each share of Series A Preferred Stock. The Series A Preferred Stock carries a liquidation preference and is participating. The Series A Preferred Stock carries standard protective provisions that preclude the Company from amending its articles of incorporation, bylaws or the terms of the Certificate of Designation adversely to the holders of the Series A Preferred Stock without their prior approval.

Due to the redemption feature, the Company accounts for the Series A Preferred Stock as temporary equity in accordance with ASC 480. The Series A Preferred Stock is accounted for at redemption value.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2020	9,378,056	$1,921,200	$0.20
Granted	2,578,045	562,343	0.34
Exercised	(767,136)	337,500	0.44
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2021	11,189,056	$2,646,044	$0.24

The weighted average remaining contractual life is approximately 2.64 years for stock warrants outstanding with no intrinsic value of as of June 30, 2021. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mark Adams and David Hall contributed $250,000 and $100,000 respectively, and converted their debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued. Mark Adams and David Hall will also receive an additional 154,321 and 61,728 shares of common stock once the shares are issued. Those shares were in subscriptions payable and presented on the balance sheet.

Mark Adams and Scott Wessler each contributed $126,000 to purchase the Series A Preferred Stock as discussed in Note 7.

Note 9: Commitments

Employment Agreement

In December 2017, (the "Effective Date"), the Company entered into an employment agreement with Daniel Davis and Mark Adams (the "Executive"). As of the Effective Date, and for one year of the date therefrom, the Executive’s annual salary shall be equal to $180,000 and $120,000, respectively, per annum (the “Annual Salary”). The Annual Salary shall be paid to the Executive in equal installments in accordance with the Company’s usual payroll practices.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $192,500 through December 31, 2020, and payments of $82,500 during the six months ended June 30, 2021, leaving a balance of $96,250 in accounts payable as of June 30, 2021. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company entered into a lease agreement on March 1, 2021, for a term beginning April 1, 2021 through February 28, 2022. The lease requires payments of $5,000 per month through the lease term, with no option to renew. Based on the short-term nature of the lease, no right-of-use asset or liability was recognized on the Company’s consolidated balance sheet.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rental agreements were $54,398 and $18,542 for the three months ended June 30, 2021 and 2020, respectively. Total rent expense for these rental agreements were $75,027 and $26,400 for the six months ended June 30, 2021 and 2020, respectively.

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

Note 11: Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

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

Basis of Presentation

The condensed consolidated financial statements of Jacksam Corporation as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such interim periods have been included in these financial statements. All such adjustments are of a normal recurring nature.

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

Operating Expenses

Sales and Marketing. Sales and marketing expenses include costs associated with our business development efforts with our distributors and partners and costs related to trade shows and other marketing programs. We expense sales and marketing costs as incurred. We expect sales and marketing expenses to increase in future periods as we expand our sales and marketing teams and increase our participation in global trade shows and other marketing programs.

General and Administrative. Our general and administrative expenses consist primarily of compensation, benefits, travel and other costs for employees. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, and allocations of overhead costs, such as rent, facilities and information technology. In the near term, we expect general and administrative expenses to decrease driven by our cost reduction initiatives. In the long term, we expect general and administrative expenses to increase as we grow our business.

Results of Operations – Three Month Periods

Comparison for the three-month periods ended June 30, 2021 and 2020:

Revenue

Total revenue during the three months ended June 30, 2021 increased to $1,660,257 (comprised of machine sales of $1,526,947 and consumable product sales of $133,310), compared to the three months ended June 30, 2020 that generated sales of $633,481 (comprised of machine sales of $548,466 and consumable product sales of $85,015).

The increase in sales was due to our customers’ strong demand for our products, including our filling machines, capping machines, PreRoll-ER machines, and consumable products.

Cost of Revenue

Total cost of revenue increased to $1,156,441 during the three months ended June 30, 2021, compared to the three months ended June 30, 2020 that had a cost of revenue of $239,756. The increase in cost of revenue was driven by increased sales.

Due to a more diversified product portfolio, our gross margin percentage decreased from 62% for the three months ended June 30, 2020 to 30% for the three months ended June 30, 2021.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative (“SG&A”) expenses during the three months ended June 30, 2021 increased to $874,098 (comprised of Salaries of $336,368 and other SG&A expenses of $537,730), compared to the three months ended June 30, 2020 that produced $438,547 (comprised of Salaries of $226,568 and other SG&A expenses of $211,979).

Driven by increases in revenue, Salaries increased due to a higher amount of commission paid to sales representatives. Other SG&A expenses increased primarily due to a single $219,606 payment to an insurance underwrite to cover previous 12-month period (“Extended Period Coverage”) when the Company renew its Directors and Officers Liability Insurance (D&O Insurance) during the quarter. We expect this payment to be one-time over years and was fully recognized in the second quarter of 2021.

Loss from Operations

Total loss from operations was $370,282 during the three months ended June 30, 2021, compared to $44,822 for the three months ended June 30, 2020.

Despite of revenue increase and operating cost discipline, the increased loss from operations was due to increased operating expenses, primarily one-time expenses.

Derivative Gain (loss)

Derivative gain, a non-cash expense, was $542,993 during the three months ended June 30, 2021, due to the fair value change of the debt and warrants of the Notes driven by the stock price decrease between March 31, 2021 and June 30, 2021, compared to a derivative gain of $2,230,298 for the three months ended June 30, 2020.

Interest Expense

Interest expense, a non-cash expense, increased to $165,234 during the three months ended June 30, 2021, compared to $159,268 for the three months ended June 30, 2020, primarily due to the amortization of debt discount of the Notes.

Loss on Conversion of Notes Payable

There was no loss on conversion of notes payable during the three months ended June 30, 2021 and 2020.

Gain on Settlement of Notes Payable

Gain on settlement of notes payable was $297,670 during the three months ended June 30, 2021, due to the principal and accrued interest for PPP loan was forgiven in full by the U.S. Small Business Administration (“SBA”). There was no gain or loss on settlement of notes payable for the three months ended June 30, 2020.

Results of Operations – Six Month Periods

Comparison for the six-month periods ended June 30, 2021 and 2020:

Revenue

Total revenue during the six months ended June 30, 2021 increased to $3,431,223 (comprised of machine sales of $3,185,615 and consumable product sales of $245,608), compared to the six months ended June 30, 2020 that generated sales of $1,286,703 (comprised of machine sales of $1,116,670 and consumable product sales of $170,033).

As described above, the increase in sales was due to our customers’ strong demand for our products.

Cost of Revenue

Total cost of revenue increased to $2,413,414 during the six months ended June 30, 2021, compared to the six months ended June 30, 2020 that had a cost of revenue of $547,774.

As described above, the increase in cost of revenue was driven by increased sales. Also due to a more diversified product portfolio, our gross margin percentage decreased from 57% for the six months ended June 30, 2020 to 30% for the six months ended June 30, 2021.

Operating Expenses

Sales, Marketing and General and Administrative. Sales, Marketing and General and Administrative expenses during the six months ended June 30, 2021 increased to $1,384,341 (comprised of Salaries of $665,451 and other SG&A expenses of $718,890), compared to the six months ended June 30, 2020 that produced $846,535 in expenses (comprised of $479,697 in Salaries and other SG&A expenses of $366,838).

Excluding the one-time charges described above, the increase in Salaries and SG&A expenses were driven by increased sales.

Loss from Operations

Total loss from operations was $366,532 during the six months ended June 30, 2021, compared to $107,606 for the six months ended June 30, 2020.

As described above, the increased loss from operations was due to increased operating expenses, primarily one-time expenses.

Derivative Gain (loss)

Derivative gain, a non-cash expense, was $1,075,360 during the six months ended June 30, 2021, due to the fair value change of the debt and warrants of the Notes driven by the stock price decrease between December 31, 2020 and June 30, 2021, compared to a loss of $1,511,809 for the six months ended June 30, 2020.

Interest Expense

Interest expense, a non-cash expense, decreased to $513,885 during the six months ended June 30, 2021, compared to $1,616,912 for the six months ended June 30, 2020, primarily due to the amortization of debt discount of the Notes.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable was $58,642 during the six months ended June 30, 2021, compared to $0 for the six months ended June 30, 2020.

Gain on Settlement of Notes Payable

Gain on settlement of notes payable was $160,164 during the six months ended June 30, 2021, due to the principal and accrued interest for PPP loan was forgiven in full by the SBA. There was no gain of loss on settlement of notes payable for the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $758,338. To date, we have financed our operations principally through receipts of customer payments and borrowing on credit facilities, debt of $1,482,424, issuance of common equity of $1,553,900 and preferred stock of $252,000, and issuances of convertible debt of $7,314,106.

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

During the six months ended June 30, 2021, operating activities used $534,866 in cash, a decrease of $160,477 from cash used in the six months ended June 30, 2020 of $695,343.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the six months ended June 30, 2021, the Company received $570,000 in proceeds from convertible debt, $296,524 in proceeds from non-convertible debt, $250,000 in proceeds from sale of common stock units, and $252,000 from issuance of Series A Preferred Stock and made payments of $530,503 of convertible notes payable and $34,377 of non-convertible notes payable.

During the six months ended June 30, 2020, the Company received $273,600 in proceeds from convertible debt, $591,900 in proceeds from non-convertible debt, and $662,800 in proceeds from sale of common stock units and made payments of $630,000 of convertible notes payable, $74,785 of non-convertible notes payable, and $30,600 of debt issuance cost.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2021 and the year ended December 31, 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

COVID-19 Impact

Our business and operating results for 2020 was impacted by the COVID-19 pandemic. However, we have seen improvement in our business and expect it to continue throughout 2021.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021

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

JACKSAM CORPORATION

Dated: August 12, 2021	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: August 12, 2021	By:	/s/ Michael Sakala
Michael Sakala
Chief Financial Officer

