Form 10-Q
period 2021-09-30
Jacksam Corp
filed 2021-11-12
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, the registrant had 73,646,397 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2021	2020
Assets

Current Assets
Cash	$612,146	$489,560
Accounts receivable, net	630,747	292,835
Inventory, net	231,749	189,423
Prepaid expenses	13,850	148,459
Total Current Assets	1,488,492	1,120,277

Property and equipment, net	1,836	3,348

Total Assets	$1,490,328	$1,123,625

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$703,674	$681,439
Deferred revenue	698,980	1,024,466
Convertible notes payable, current portion (net of discount $167,670 and $239,282, respectively)	576,774	809,242
Notes payable, current portion	77,262	109,104
Derivative liability	554,577	1,305,106
Accrued liabilities - other	1,696,374	1,696,223
Subscription payable	499,999	1,055,555
Total Current Liabilities	4,807,641	6,681,135

Notes payable, net of current portion	848,695	147,942
Total Liabilities	5,656,336	6,829,077

Commitment

Mezzanine Equity
Series A preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	256,315	-

Stockholders’ Deficit
Preferred stock - 10,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 170,000,000 authorized, $0.001 par value, 73,646,397 and 66,366,419 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	73,646	66,366
Additional paid-in capital	6,113,621	4,708,323
Shares payable, consisting of 2,222,223 and 4,421,662 shares of common shares as of September 30, 2021 and December 31, 2020, respectively	331,600	645,192
Accumulated deficit	(10,941,190)	(11,125,333)
Total Stockholders’ Deficit	(4,422,323)	(5,705,452)

Total Liabilities and Stockholders’ Deficit	$1,490,328	$1,123,625

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales	$1,949,392	$735,604	$5,380,615	$2,022,307

Cost of Sales	1,354,084	331,863	3,767,498	879,637

Gross Profit	595,308	403,741	1,613,117	1,142,670

Operating Expenses
Salaries and wages	324,009	306,307	989,460	786,004
Other selling, general and administrative expenses	257,639	194,316	976,529	561,154
Total Operating Expenses	581,648	500,623	1,965,988	1,347,158

Income (Loss) from Operations	13,660	(96,882)	(352,871)	(204,488)

Other Income (Expense)
Other income (expense)	-	-	-	6,154
Derivative gain (loss)	95,882	(2,000,866)	1,171,242	(3,512,675)
Interest expense	(221,865)	(67,945)	(735,750)	(1,684,857)
Loss on conversion of notes payable	-	-	(58,642)	-
Gain on settlement of notes payable	-	-	160,164	-
Total Other Income (Expense)	(125,983)	(2,068,811)	537,014	(5,191,378)

Net Income (Loss)	$(112,322)	$(2,165,693)	$184,143	$(5,395,866)

Preferred stock dividends	(3,107)	-	(4,315)	-

Net Income (Loss) Available to Common Shareholders	$(115,429)	$(2,165,693)	$179,828	$(5,395,866)

Net Income (Loss) Per Share
Basic	$(0.00)	$(0.03)	$0.00	$(0.09)
Diluted	$(0.00)	$(0.03)	$(0.00)	$(0.09)

Weighted Average Shares Outstanding
Basic	73,645,455	62,803,497	71,490,810	62,531,289
Diluted	73,645,455	62,803,497	76,522,446	62,531,289

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Series A Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2020	-	$-	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Common stock issued for debt conversion	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	200,000	200	71,800	-	-	72,000
Sale of common stock units	-	-	2,479,994	2,480	322,195	(136,875)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	414,930	415	140,703	-	-	141,118
Convertible debt imputed interest	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(8,682)	(8,682)

Balance, March 31, 2021	-	-	72,547,763	72,548	5,854,132	508,317	(11,134,015)	(4,699,018)

Common stock issued for services	-	-	57,895	58	6,153	-	-	6,211
Sale of common stock units	-	-	1,388,889	1,389	175,328	(176,717)	-	-
Exercise of warrants	-	-	426,136	426	(426)	-	-	-
Extinguishment of derivative liability due to conversion	-	-	-	-	72,958	-	-	72,958
Shares returned under share-lending arrangement	-	-	(860,000)	(860)	860	-	-	-
Issuance of Series A Preferred Stock	2,800,000	252,000	-	-	-	-	-	-
Dividends on Series A Preferred Stock	-	1,208	-	-	(1,208)	-	-	(1,208)
Net income	-	-	-	-	-	-	305,147	305,147

Balance, June 30, 2021	2,800,000	253,208	73,560,683	73,561	6,107,797	331,600	(10,828,868)	(4,315,910)

Common stock issued for services	-	-	85,714	86	8,931	-	-	9,017
Dividends on Series A Preferred Stock	-	3,107	-	-	(3,107)	-	-	(3,107)
Net loss							(112,323)	(112,323)
Balance, September 30, 2021	2,800,000	$256,315	73,646,397	$73,647	$6,113,621	$331,600	$(10,941,191)	$(4,422,323)

Balance, December 31, 2019	-	$-	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	-	-	151	-	-	151
Common stock issued for debt conversion	-	-	476,191	476	166,191	1,333,333	-	1,500,000
Sale of common stock units	-	-	-	-	-	356,470	-	356,470
Extinguishment of derivative liability due to conversion	-	-	-	-	606,048	-	-	606,048
Net loss	-	-	-	-	-	-	(5,262,535)	(5,262,535)

Balance, March 31, 2020	-	-	63,348,163	63,348	4,168,759	1,689,803	(13,329,319)	(7,407,409)

Convertible debt imputed interest	-	-	-	-	151	-	-	151
Sale of common stock units	-	-	-	-	-	168,080	-	168,080
Common stock issued for deferred finance cost	-	-	388,667	389	72,345	-	-	72,734
Shares issued under share-lending arrangement	-	-	1,443,333	1,443	(1,443)	-	-	-
Shares returned under share-lending arrangement	-	-	(933,333)	(933)	933	-	-	-
Net loss	-	-	-	-	-	-	2,032,362	2,032,362

Balance, June 30, 2020	-	-	64,246,830	64,247	4,240,745	1,857,883	(11,296,957)	(5,134,082)

Convertible debt imputed interest	-	-	-	-	151	-	-	151
Sale of common stock units	-	-	-	-	-	120,642	-	120,642
Net loss	-	-	-	-	-	-	(2,165,693)	(2,165,693)

Balance, September 30, 2020	-	$-	64,246,830	$64,247	$4,240,896	$1,978,525	$(13,462,650)	$(7,178,982)

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$184,143	$(5,395,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,512	9,428
Imputed interest	-	453
Amortization of debt discount	599,052	1,594,924
Derivative (gain) loss	(1,171,242)	3,512,675
Stock based compensation	15,228	-
Gain on settlement of notes payable	(160,164)	-
Loss on conversion of notes payable	58,642	-
Net change in:
Accounts receivable	(337,912)	(204,320)
Inventory	(42,326)	38,115
Prepaid expenses	134,609	127,032
Right-of-use asset	-	9,299
Accounts payable and accrued expenses	34,614	(23,958)
Right-of-use liability	-	(9,837)
Other long-term liabilities	-	(220,000)
Deferred revenue	(325,486)	(357,078)

Net cash used in operating activities	(1,009,330)	(919,133)

Cash Flows from Investing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	570,000	388,900
Payment of debt issuance cost	-	(43,300)
Payment on convertible notes payable	(905,503)	(630,000)
Proceeds from notes payable	1,024,024	591,900
Payment on notes payable	(53,605)	(89,426)
Proceeds from sale of common stock units	250,000	846,400
Proceeds from sale of Series A preferred stock	252,000	-

Net cash provided by financing activities	1,131,916	1,064,474

Net Change in Cash	122,586	145,341

Cash Balance, Beginning of Period	489,560	453,623

Cash Balance, End of Period	$612,146	$598,964

Cash paid for:
Income taxes	$-	$-
Interest	$118,732	$-

Non-cash transactions:
Common stock issued to settle convertible notes payable	$614,198	$1,500,000
Derivative liability recognized at issuance of warrants and conversion option	$493,670	$201,208
Extinguishment of derivative to conversion	$-	$390,383
Common stock issued for deferred finance costs	$72,000	$72,734
Extinguishment of derivative due to warrant exercise	$72,958	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Jacksam Corporation

Notes to Condensed Consolidated Financial Statements

Note 1: Organization and Nature of Operations

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling & capping, pre-roll filling, and other automation systems. The Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, the “PreRoll-ER” pre-roll & cone filling machine, customizable and C-Cell cartridges, and accessories. The Company’s customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. The Company utilizes its direct sales force, website, strategic partners’ sales force, independent sales representatives, and a wide range of referral network to sell its products.

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

On September 14, 2018 (the “Merger”), the Company’s wholly owned subsidiary, Jacksam Acquisition Corp., a corporation formed in the State of Nevada on September 11, 2018, or the Acquisition Sub, merged with and into Jacksam, a corporation incorporated in the State of Delaware in August 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of September 30, 2021 and December 31, 2020, the Company had recorded an allowance for doubtful accounts of $74,000.

Inventory

Inventories are stated at the lower of cost, determined on the first-in, first-out (“FIFO”) method or net realizable value. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

The September 30, 2021 and December 31, 2020 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 24-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2021 and December 31, 2020, the Company has determined that no inventory allowance is required.

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

Revenue Recognition

The Company derives revenues from the sale of machines and non-machine products (customizable and C-Cell cartridges and accessories). The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

Revenue is recognized based on the following five step model:

-	Identification of the contract with a customer
-	Identification of the performance obligations in the contract
-	Determination of the transaction price
-	Allocation of the transaction price to the performance obligations in the contract
-	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

Sales of machines and non-machine products are recognized when all the following criteria are satisfied: (i) a contract with an end user exists which has commercial substance; (ii) it is probable the Company will collect the amount charged to the end user; and (iii) the Company has completed its performance obligation whereby the end user has obtained control of the product. A contract with commercial substance exists once the Company receives and accepts a purchase order or once it enters into a contract with an end user. If collectability is not probable, the sale is deferred and not recognized until collection is probable or payment is received. Control of products typically transfers when title and risk of ownership of the product has transferred to the customer. The customer has a 10-day period to inspect the equipment and may return the product if it does not meet the agreed-upon specifications. For contracts with multiple performance obligations, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company uses an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. Historically, the Company’s contracts have not had multiple performance obligations. The large majority of the Company’s performance obligations are recognized at a point in time related to the sale of machines and non-machine products.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of September 30, 2021, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of September 30, 2021, $698,980 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Machine sales	$1,280,139	$685,635	$4,465,754	$1,802,305
Non-machine sales	699,253	49,969	914,861	200,002
Total sales	$1,949,392	$735,604	$5,380,615	$2,022,307

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

The following table presents the effect of potential dilutive issuances for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income (loss) attributable to common stockholders	$(115,429)	(2,165,693)	$179,828	$(5,395,866)
Preferred stock dividends	-	-	4,315	-
Derivative (gain) loss	-	-	(1,171,242)	-
Interest expense associated with convertible debt	-	-	715,401	-
Net income (loss) for dilutive calculation	$(115,429)	(2,165,693)	$(271,698)	$(5,395,866)

Weighted average shares outstanding	73,645,455	62,803,497	71,490,810	62,531,289
Dilutive effect of preferred stock	-	-	1,400,000	-
Dilutive effect of convertible debt	-	-	3,969,136	-
Dilutive effect of common stock warrants	-	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	73,645,455	62,803,497	76,859,946	62,531,289

During the three and nine months ended September 30, 2021, the impact of 11,189,056 warrants to purchase common stock were excluded from the calculation above as their impact would be dilutive. For the nine months ended September 30, 2021, 3,969,136 shares issuable under convertible debt were excluded from the calculation of dilutive earnings per share as the impact would be anti-dilutive.

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Note 3: Property and Equipment

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(18,807)	(17,296)
Property and equipment, net	$1,836	$3,348

Depreciation expense amounted to $1,512 and $9,428 for the nine months ended September 30, 2021 and 2020, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2021	December 31, 2020

Accounts payable	$456,789	$279,207
Credit cards payable	-	23,445
Accrued interest	5,265	4,931
Sales tax payable	144,398	141,803
Accrued officer consulting cost	55,000	178,750
Other	42,222	53,303
Total Accounts payable and Accrued expenses	$703,674	$681,439

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	September 30, 2021	December 31, 2020

Note payable December 2019	54,813	107,146
SBA loan May 2020	148,627	149,900
Note payable September 2021	722,516	-
Total notes payable	925,957	257,046
Less: current portion	(77,262)	(109,104)
Long-term portion of notes payable	$848,695	147,942

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

June 2019 Notes, maturing March 25, 2020	$444,444	$448,888
June 2020 Note 1, maturing June 4, 2021	-	119,078
June 2020 Note 2, maturing June 24, 2021	-	87,779
June 2020 Note 3, maturing June 24, 2021	-	87,779
November 2020 Note, maturing November 23, 2021	-	305,000
February 2021 Note, maturing February 15, 2022	300,000	-
Total	744,444	1,048,524
Less: Debt discount and deferred finance costs on short-term convertible notes	(167,670)	(239,282)
Less: Current convertible notes payable, net of discount	(576,774)	(809,242)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by September 30, 2021 and 2,777,778 were part of subscriptions payable liability balance of $499,999.

Following two previous extensions and on July 9, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2021. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The original balance of this note was $675,000 as of September 30, 2021. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note. To date, the Company has repaid $375,000 of the note balance in cash and the balance of this note was $300,000 as of September 30, 2021.

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

The Company amortized $579,978 and $1,594,924 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the nine months ended September 30, 2021 and 2020, respectively. Accrued interest on notes payable and convertible notes payable was $35,108 and $4,931 as of September 30, 2021 and December 31, 2020, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of September 30, 2021
	Conversion Option	Warrants

Volatility	114.32%	114.32-117.50%
Dividend Yield	0%	0%
Risk-free rate	0.05%	0.09-0.53%
Expected term	0.50 year	1-3 years
Stock price	$0.10	$0.10
Exercise price	$0.18-0.20	$0.18-0.44
Derivative liability fair value	$57,497	$497,080

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2021:

Fair value as of December 31, 2020	$1,305,106
Fair value on the date of issuance of new derivatives	493,671
Extinguishment due to repayment of debt	(19,747)
Extinguishment due to exercise of warrant	(72,958)
Gain on change in fair value of derivatives	(1,151,494)
Fair value as of September 30, 2021	$554,577

Note 7: Equity

Common Stock

In February 2021, the Board of Directors of the Company increased the authorized common shares to be 170,000,000. The Company is authorized to issue up to 10,000,000 shares of preferred stock.

During the nine months ended September 30, 2021, the Company issued 3,086,420 shares of common stock related to the conversion of $73,578 of Convertible Notes Payable.

During the nine months ended September 30, 2021, the Company received $250,000 of cash proceeds related to sale of 1,388,889 common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. These shares have not yet been issued. During the nine months ended September 30, 2021, the Company issued 3,868,883 shares related to common stock unit subscriptions from the year ended December 31, 2020, with 2,222,223 shares remaining to be issued.

The Company also issued 3,086,420 shares related to conversions of notes payable during the year ended December 31, 2020 associated with the subscription payable liability balance and recognized a loss of $58,642. As of September 30, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions, with 2,160,494 of those shares remaining to be issued to Mark Adams and David Hall.

During the nine months ended September 30, 2021, the Company issued a total of 200,000 shares of common stock to a lender in connection with the convertible notes payable issued during the period. These shares had a fair value of $72,000 and were recorded as deferred finance costs.

On April 15, 2021, 860,000shares under the share lending arrangements with debt holders were returned to the Company and cancelled in connection with retirement of the convertible notes payable during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company issued 143,609 shares of common stock with a fair value of $15,228 for professional services.

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

The Company accrued $4,315 in dividends for the nine months ended September 30, 2021. The redemption value of the Series A Preferred Stock as of September 30, 2021 was $256,315, reflected as temporary equity on the Company’s consolidated balance sheet.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2020	9,378,056	$1,921,200	$0.20
Granted	2,578,045	562,343	0.34
Exercised	(767,045)	337,500	0.44
Forfeited and cancelled	-	-	-
Outstanding at September 30, 2021	11,189,056	$2,646,044	$0.24

The weighted average remaining contractual life is approximately 2.39 years for stock warrants outstanding with no intrinsic value of as of September 30, 2021. All of the above warrants were fully vested.

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

Mark Adams and Scott Wessler each contributed $126,000 to purchase the Series A Preferred Stock as discussed in Note 7.

Note 9: Commitments

Employment Agreement

In December 2017 (the “Effective Date”), the Company entered into an employment agreement with Daniel Davis and Mark Adams (the “Executive”). As of the Effective Date, and for one year of the date therefrom, the Executive’s annual salary shall be equal to $180,000 and $120,000, respectively, per annum (the “Annual Salary”). The Annual Salary shall be paid to the Executive in equal installments in accordance with the Company’s usual payroll practices.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $192,500 through December 31, 2020, and payments of $137,500 during the nine months ended September 30, 2021, leaving a balance of $55,000 in accounts payable as of September 30, 2021. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company entered into a lease agreement on March 1, 2021, for a term beginning April 1, 2021 through February 28, 2022. The lease requires payments of $5,000 per month through the lease term, with no option to renew. Based on the short-term nature of the lease, no right-of-use asset or liability was recognized on the Company’s consolidated balance sheet.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rental agreements were $82,668 and $40,256 for the nine months ended September 30, 2021 and 2020, respectively.

Note 10: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc. recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40, the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,696,374, but does not believes that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities of $1,696,374 from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above, management concluded to no longer accrue interest on these loans.

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

Basis of Presentation

The condensed consolidated financial statements of Jacksam Corporation as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such interim periods have been included in these financial statements. All such adjustments are of a normal recurring nature.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended September 30, 2021 and 2020:

Revenue

Total revenue during the three months ended September 30, 2021 increased to $1,949,392 (comprised of machine sales of $1,280,139 and non-machine sales of $699,253), compared to the three months ended September 30, 2020 that generated sales of $735,604 (comprised of machine sales of $681,635 and non-machine sales of $49,969).

The increase in sales was due to our customers’ strong demand for our products, including our filling machines, capping machines, PreRoll-ER machines, customizable and C-Cell cartridges, and accessories.

Cost of Revenue

Total cost of revenue increased to $1,354,084 during the three months ended September 30, 2021, compared to the three months ended September 30, 2020 that had a cost of revenue of $331,863. The increase in cost of revenue was driven by increased sales.

Due to a more diversified product portfolio, our gross margin percentage decreased from 55% for the three months ended September 30, 2020 to 31% for the three months ended September 30, 2021.

Operating Expenses

Operating expenses during the three months ended September 30, 2021 increased to $581,648 (comprised of Salaries of $324,009 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $257,639), compared to the three months ended September 30, 2020 that produced $500,623 (comprised of Salaries of $306,307 and Other SG&A expenses of $194,316). The increase in operating expenses was driven by increased sales.

Income (loss) from Operations

Total income from operations was $13,660 during the three months ended September 30, 2021, compared to loss from operations of $96,882 for the three months ended September 30, 2020.

Derivative Gain (loss)

Derivative gain, a non-cash expense, was $95,882 during the three months ended September 30, 2021, due to the fair value change of the debt and warrants of the Notes driven by the stock price decrease between June 30, 2021 and September 30, 2021, compared to a derivative loss of $2,000,866 for the three months ended September 30, 2020.

Interest Expense

Interest expense, a non-cash expense, increased to $221,865 during the three months ended September 30, 2021, compared to $67,945 for the three months ended September 30, 2020, primarily due to the amortization of debt discount of the Notes.

Loss on Conversion of Notes Payable

There was no loss on conversion of notes payable during the three months ended September 30, 2021 and 2020.

Gain on Settlement of Notes Payable

There was no gain or loss on settlement of notes payable for the three months ended September 30, 2021, and 2020.

Results of Operations – Nine Month Periods

Comparison for the nine-month periods ended September 30, 2021 and 2020:

Revenue

Total revenue during the nine months ended September 30, 2021 increased to $5,380,615 (comprised of machine sales of $4,465,754 and non-machine sales of $914,861), compared to the nine months ended September 30, 2020 that generated sales of $2,022,307 (comprised of machine sales of $1,802,305 and non-machine sales of $200,002).

As described above, the increase in sales was due to our customers’ strong demand for our products.

Cost of Revenue

Total cost of revenue increased to $3,767,498 during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 that had a cost of revenue of $879,637.

As described above, the increase in cost of revenue was driven by increased sales. Also due to a more diversified product portfolio, our gross margin percentage decreased from 57% for the nine months ended September 30, 2020 to 30% for the nine months ended September 30, 2021.

Operating Expenses

Operating expenses during the nine months ended September 30, 2021 increased to $1,965,988 (comprised of Salaries of $989,460 and Other SG&A expenses of $976,529), compared to the nine months ended September 30, 2020 that produced $1,347,158 in expenses (comprised of $786,004 in Salaries and Other SG&A expenses of $561,154). Excluding a one-time charges for director of officer insurance in the second quarter of 2021, the increase in operating expenses were driven by increased sales.

Loss from Operations

Total loss from operations was $352,871 during the nine months ended September 30, 2021, compared to $204,488 for the nine months ended September 30, 2020.

As described above, the increased loss from operations was due to increased operating expenses, primarily the one-time expenses in the second quarter of 2021.

Derivative Gain (loss)

Derivative gain, a non-cash expense, was $1,171,242 during the nine months ended September 30, 2021, due to the fair value change of the debt and warrants of the Notes driven by the stock price decrease between December 31, 2020 and September 30, 2021, compared to a loss of $3,512,675 for the nine months ended September 30, 2020.

Interest Expense

Interest expense, a non-cash expense, decreased to $735,750 during the nine months ended September 30, 2021, compared to $1,684,857 for the nine months ended September 30, 2020, primarily due to the amortization of debt discount of the Notes.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable was $58,642 during the nine months ended September 30, 2021, compared to $0 for the nine months ended September 30, 2020.

Gain on Settlement of Notes Payable

Gain on settlement of notes payable was $160,164 during the nine months ended September 30, 2021, due to the principal and accrued interest for PPP loan was forgiven in full by the U.S. Small Business Administration (“SBA”). There was no gain of loss on settlement of notes payable for the nine months ended September 30, 2020.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $612,146. To date, we have financed our operations principally through receipts of customer payments and borrowing on credit facilities, debt of $2,209,924, issuance of common equity of $1,553,900 and preferred stock of $252,000, and issuances of convertible debt of $7,314,106.

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

During the nine months ended September 30, 2021, operating activities used $1,009,330 in cash, an increase of $90,197 from cash used in the nine months ended September 30, 2020 of $919,133.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the nine months ended September 30, 2021, the Company received $570,000 in proceeds from convertible debt, $1,024,024 in proceeds from non-convertible debt, $250,000 in proceeds from sale of common stock units, and $252,000 from issuance of Series A Preferred Stock and made payments of $973,003 of convertible notes payable and $53,606 of non-convertible notes payable.

During the nine months ended September 30, 2020, the Company received $388,900 in proceeds from convertible debt, $591,900 in proceeds from non-convertible debt, and $846,400 in proceeds from sale of common stock units and made payments of $630,000 of convertible notes payable, $89,426 of non-convertible notes payable, and $43,300 of debt issuance cost.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021 and the year ended December 31, 2020, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021

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

JACKSAM CORPORATION

Dated: November 12, 2021	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: November 12, 2021	By:	/s/ Steven Duo
Steven Duo
Chief Financial Officer

