Form 10-K
period 2021-12-31
Jacksam Corp
filed 2022-03-31
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

 ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 033-33263

JACKSAM CORPORATION
(Exact name of Company as specified in its charter)

Nevada	46-3566284
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3100 Airway Avenue Suite 138
Costa Mesa, CA	92626
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 605-3580

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	JKSM

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $0.11 per common share on June 30, 2021 was approximately $8.09 million.

As of March 23, 2022, there were 76,490,147 shares of company’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Jacksam Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2021

 Forward-Looking Statements

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Jacksam Corporation”, “the Company”, “we”, “us”, and “our”, refer to Jacksam Corporation, a Nevada corporation.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, contains forward-looking statements. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may”, “might”, “would”, “should”, “could”, “project”, “estimate”, “pro-forma”, “predict”, “potential”, “strategy”, “anticipate”, “attempt”, “develop”, “plan”, “help”, “believe”, “continue”, “intend”, “expect”, “future”, and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cartridge filling machines, cartridge capping machines, pre-roll & cone filling machine, and cartridges, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

PART I

Item 1. Business

Company and Product Overview

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling & capping, pre-roll filling, and automation systems. We service the medical and recreational cannabis, hemp, and CBD segments of the larger e-cigarette, vaporizer, and pre-roll markets. Our product line primarily consists of the eShark cartridge filling machine, the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, the “PreRoll-ER” automated pre-roll & cone filling machine, and cartridges.

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

During the second quarter of 2018, we introduced our 710 Captain cartridge capping machine. It is designed to affix caps to the cartridges filled by our eShark and 710 Shark filling machines and matches their production capacity of 100 cartridges in approximately 30 seconds. It is pneumatically operated. The 710 Captain is currently produced in USA.

In December 2019, we entered into a strategic partnership with Jupiter Research, a subsidiary of TILT Holdings. This partnership enabled our company to distribute Jupiter Research’s C-Cell cartridges and enabled Jupiter Research to distribute our filling and capping machines under a profit-sharing agreement.

As the first company in our industry, we introduced a pre-racked tray solution to the market in late 2019. Our customers will receive boxes of trays preloaded with empty cartridges. Using our automated machines, our customers can finish filling and capping 100 cartridges in less than 2 minutes. As the last step, our customers made new orders, and boxed of pre-racked cartridges will be delivered to their facilities. Customers using our pre-racked tray solution together with our automated capping and filling machines can save significant production time and labor cost, compared to using the traditional hand filling method or using our competitors’ machines.

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

Our marketing efforts include attending industry trade shows and advertising on social media, industry magazines, and other regional events where both B2B and B2C opportunities exist. We plan to expand our marketing efforts to new jurisdictions as they pass medical and recreational cannabis-use laws.

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

Products Details

Our principal products include the eShark cartridge filling machine, 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, PreRoll-ER pre-roll filling machine, and cartridges.

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

Cartridges and Pre-Racked Trays

We currently distribute C-Cell cartridges under a profit-sharing agreement with Jupiter Research and customizable cartridges under a profit-sharing agreement with 14th Round Inc. Our cartridges are shipped directly to customers with the option to pre-racked them in customizable trays, which are under additional charge.

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

The competition in the cannabis-focused filling machine market consists of a few players that are focused on regional markets and small growers. Our most direct competitors include Thompson-Duke in Oregon, ATG Pharma in Canada, Vape-Jet in Oregon, and Cooljarz in California. We estimate that none of these competitors appears to offer filling and capping machines that can match the production capability of our machines.

Additionally, there are a few manufacturers that manufacture and distribute machines directly from China, none of which appears to have gained significant market share.

Our most substantial competitive threat would be from the large tobacco e-cigarette manufacturers and the large medical equipment manufacturers, should either decide to enter the automated cartridge filling and packaging industry for cannabis, hemp and CBD products. Many of these companies possess substantially greater manufacturing, sales, marketing, research and development, and financial resources. As of the date of this report, however, none has entered the market, nor are we aware of any with immediate plans to do so. We believe the changing Federal and state laws that regulate the cannabis industry have an impact on the decisions of those larger manufacturers. Were any large tobacco or e-cigarette manufacturer or medical equipment manufacturer to enter the market, our business and prospects would be adversely affected.

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

Research and Development

Our research and development team was originally formed by Jacksam’s founder, Daniel Davis, and three employed engineers. The founder separated from the Company on May 31, 2019. One of the three engineers remained with the Company as the lead engineer and continue research and development activities. This lead engineer and our new engineers work with our manufacturers to design new products.

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

Lease

The Company entered into a lease agreement on March 1, 2021, for a term beginning April 1, 2021 through February 28, 2022. The lease requires payments of $5,000 per month through the lease term, with no option to renew. Based on the short-term nature of the lease, no right-of-use asset or liability was recognized on the Company’s consolidated balance sheet.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rental agreements were $111,043 and $61,133 for the years ended December 31, 2021 and 2020, respectively.

The Company has a single operating lease for an office and warehouse lease in Costa Mesa, California. The lease started on February 2, 2022 with an initial term of 3 years and 14 days. Base monthly rent was approximately $3,855 per month plus net operating expenses.

Item 3. Legal Proceedings

The Company has a pending lawsuit with one of its previous suppliers regarding defected cartridges. The Company is still evaluating the case and determining the impact of the case on the Company and as of the date of this Report the amount or range of possible losses is not reasonably estimable. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time and harm our business.

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

	2021		2020
	High	Low	High	Low
First Quarter ended March 31	$0.40	$0.11	$0.36	$0.17
Second Quarter ended June 30	$0.27	$0.10	$0.33	$0.13
Third Quarter ended September 30	$0.14	$0.07	$0.50	$0.16
Fourth Quarter ended December 31	$0.13	$0.07	$0.42	$0.18

Holders

As of March 23, 2022, we had 186 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautious Statement Concerning Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). In doing so, we make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, expenses, gains and losses, as well as related disclosure of contingent assets and liabilities. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2021 and 2020, the balance of accounts receivable on a gross basis was $665,169 and $366,835, respectively. As of December 31, 2021 and 2020, the Company had recorded an allowance for doubtful accounts of $74,000. As of December 31, 2021, two customers accounted for approximately 49% and 10% of outstanding accounts receivable.

Inventory

Inventories are stated at the lower of cost, determined on the average cost basisor net realizable value. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

The December 31, 2021 and 2020 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2021, and December 31, 2020, the Company has determined that no allowance is required.

Property and Equipment

Property and equipment are measured at cost, less accumulated depreciation, and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives, ranging from 5 to 7 years of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active. Quoted prices for similar assets or liabilities in active markets; Inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Issuance Costs Related to Equity and Debt

The Company allocates issuance costs between the individual freestanding instruments identified on the same basis as proceeds were allocated. Issuance costs associated with the issuance of stock or equity contracts (i.e., equity-classified warrants and convertible preferred stock) are recorded as a charge against the gross proceeds of the offering. Any issuance costs associated with the issuance of liability-classified warrants are expensed as incurred. Issuance costs associated with the issuance of debt (i.e., convertible debt) is recorded as a direct reduction of the carrying amount of the debt liability but limited to the notional value of the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount to interest expense using the effective interest method over the expected term of the notes pursuant to Accounting Standards Codification (“ASC”) 835, Interest (“ASC 835”). To the extent that the reduction from issuance costs of the carrying amount of the debt liability would reduce the carrying amount below zero, such excess is recorded as interest expense.

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

Revenue Recognition

The Company derives revenues from the sale of machines and non-machine products. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, Stock Compensation (“ASC 718”), which requires that stock-based compensation be measured and recognized as an expense in the financial statements and that such expense be measured at the grant date fair value.

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

The stock-based compensation plans provide those grantees may have the right to exercise an option prior to vesting. Shares purchased upon the exercise of unvested options will be subject to the same vesting schedule as the underlying options and are subject to repurchase at the original exercise price by the Company should the grantee discontinue providing services to the Company for any reason, prior to becoming fully vested in such shares.

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

Subsequent Events

In January and February 2022, the Company sold a total of 2,000,000 shares of Series B Preferred Stock (“Series B”) to two investors for net cash proceeds of $885,000 after closing costs of $115,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years.

Each of the Investors shall be issued 1,000,000 shares of the Series B and the interest rate is 8.0% per annum. The Company granted to the Investors the piggy-back registration rights.

The Series B holders do not have voting rights on matters other than those related to amending the certificate of incorporation of the Series B, altering voting or other powers of the Series B, or redemption or acquisition of outstanding Series B. For a period of one year following closing of the Series B funding, the Company may not authorize or create any class of stock that is senior to the Series B with respect to dividends, redemption or distribution of assets upon Liquidation. In the event of liquidation of the Company, the Series B holders shall be paid 125% of the Stated value plus 125% of any unpaid dividends.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements or results of options.

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

Results of Operations – Twelve Month Periods

The following set forth our results of operations for the Fiscal Years ended December 31, 2021 and December 31, 2020:

Revenue

Total revenue during the twelve months ended December 31, 2021 were $6,749,065 (comprised of $5,218,158 of machine sales and $1,530,907 of non-machine sales). Compared to the year-ended December 31, 2020 which had $3,281,935 revenue (comprised of $1,969,693 of machine sales and $1,312,242 of non-machine sales). Strong demand for legacy and new products contributed to the increase in revenue.

Cost of Goods Sold

Total cost of goods sold was $4,860,656 during the twelve months ended December 31, 2021 compared to $1,788,817 during the twelve months ended December 31, 2020. The increase in cost of goods sold was driven by increased sales and a shift of product mix in 2021.

Gross margin decreased from 45% during the twelve months ended December 31, 2020 to 28% during the twelve months ended December 31, 2021, primarily attributable to a shift of product mix.

Operating Expenses

Operating expenses during the during the twelve months ended December 31, 2021 increased to $2,525,514 (comprised of $1,273,064 in salaries and $1,252,450 of other SG&A expenses), compared to $1,881,795 (comprised of $1,093,268 in salaries and $788,527 of other SG&A expenses) during the twelve months ended December 31, 2020.

Driven by increases in revenue, salaries increased due to a higher amount of commission paid to sales representatives. Other SG&A expenses increased primarily due to a one-time cost of $219,606, which was a Directors and Officers Liability Insurance (“D&O Insurance”) payment to cover previous 12-month period (“Extended Period Coverage”) and was fully recognized during the second quarter of 2021.

Loss from Operations

Total loss from operations was $637,105 during the twelve months ended December 31, 2021, compared to $388,677 during the twelve months ended December 31, 2020.

Interest Expense

Interest expense, a non-cash item, during the twelve months ended December 31, 2021 was $869,902, compared to $1,751,710 during the twelve months ended December 31, 2020. The decrease was mainly due to decreased debt amortization, which is an accounting treatment.

Derivative Gain/Loss

Derivative gain, a non-cash item, during the twelve months ended December 31, 2021 was $1,400,011, compared to derivative loss of $1,205,196 during the twelve months ended December 31, 2020. The change was mainly due to the stock price change between December 31, 2020 and December 31, 2021.

Net Income/Loss

Net loss was $5,474 during the twelve months ended December 31, 2021, compared to a net loss of $3,058,549 during the twelve months ended December 31, 2020.

Liquidity and Capital Resources

Since Jacksam’s inception in 2013 as a Delaware corporation, we have incurred net losses and negative cash flows from operations. We had net losses of $3,058,547 during the twelve months ended December 31, 2020 and net losses of $5,474 during the twelve months ended December 31, 2021. At December 31, 2021, we had an accumulated deficit of $11,130,807.

On December 31, 2021, we had cash and cash equivalents of $344,811. As of the date of this report, we have financed our operations principally through borrowing on credit facilities, debt of $3,395,824, issuance of equity of $2,857,800, issuances of Convertible Debt of $14,058,212, issuance of Preferred Stocks of $252,000, and receipts of customer deposits for new orders and payments from customers for our products.

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

Cash Flow from Operating Activities

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

Several of our products are produced in China. We do not have firm purchase or minimum quantity commitments with any of our Chinese suppliers. Certain of our Chinese suppliers require a deposit in the range of 50% to 75% of the total cost of an order before beginning production. All of our Chinese suppliers require that the entirety of the purchase price of an order be sent prior to shipment to us. However, since we generally require that our customers make a deposit of not less than half of any order of the products, including the products produced in China, as a condition of accepting an order from our customers, we typically have on hand sufficient funds to cover the entirety of the amounts owed to our Chinese suppliers in advance. The timing of cash payment obligations is thus coordinated to not to create a cash flow or liquidity problem for us.

During the twelve months ended December 31, 2021 and 2020, cash used in operating activities was $1,237,345 and $1,105,696, respectively.

Cash Flow from Investing Activities

During the twelve months ended December 31, 2021 and 2020, cash used in investing activities were both zero.

Cash Flow from Financing Activities

During the twelve months ended December 31, 2021, cash provided by financing activities was $1,092,596, primarily from $570,000 of proceeds from new convertible debt, $1,024,024 of proceeds from stock issuance, $252,000 of proceeds issuance of Series A Preferred Stock, and $250,000 of proceeds from sales of common stock units. The Company also made payments of $92,925 on notes payable and $905,503 on convertible notes.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2021, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jacksam Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jacksam Corporation (“the Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended December 31, 2021 and 2020. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

www.llcpas.net

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventories

As described in Note 2 to the consolidated financial statements, the gross inventories balance was $215,512 and the balance net of reserves was $196,712 as of December 31, 2021. The Company values its inventories at the lower of cost or net realizable value, and cost being determined using the average costing method. The Company writes down inventory for slow-moving and obsolete inventory based on historical selling trends for finished goods. Per discussion with the management, if this factor is less favorable than those projected, additional inventory write-downs may be required.

The principal considerations for our determination that performing procedures relating to valuation of inventories is a critical audit matter are the significant assumptions and complex judgments by management when determining the future salability of the inventory and its net realizable value. These assumptions and judgments include the assessment of the net realization value by inventory category considering retention periods, future usage and market demand for products which in turn led to high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s methods, calculations, and assumptions.

The following are the primary procedures we performed to address this critical audit matter:

•	We obtained an understanding of management’s process and methodology to develop the estimates.
•	We evaluated the reasonableness of assumptions used by management in forming the forecasted inventory usage and future salability, including examining historical accuracy of the Company’s prior estimates by considering subsequent sales and write-off activity.
•	We tested the completeness, accuracy, and relevance of the underlying data used in management’s estimate.
•	We tested the mathematical accuracy and computation related to the application of the methodology to specific inventory items and categories.

www.llcpas.net

Convertible Notes

As discussed in Note 6 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a binomial option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s binomial option pricing model.

Our principal audit procedures performed to address this critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

March 31, 2022

We have served as the Company's auditor since January 2018.

www.llcpas.net

Jacksam Corporation

Consolidated Balance Sheets

For the Years Ended December 31, 2021 and 2020

(Audited)

	December 31,	December 31,
	2021	2020
Assets

Current Assets:
Cash	$344,811	$489,560
Accounts receivable, net	591,169	292,835
Inventory, net	196,712	189,423
Prepaid expenses	8,600	148,459
Total Current Assets	1,141,292	1,120,277

Property and equipment, net	1,472	3,348

Total Assets	$1,142,764	$1,123,625

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$641,690	$681,439
Deferred revenue	171,771	1,024,466
Convertible notes payable, current portion	701,175	809,242
Notes payable, current portion	87,774	109,104
Derivative Liability	325,808	1,305,106
Accrued liabilities - other	2,264,390	1,696,223
Subscription payable	499,999	1,055,555
Total Current Liabilities	4,692,607	6,681,135

Notes payable, net of current portion and discount	705,038	147,942
Total Liabilities	5,397,645	6,829,077

Commitment

Mezzanine Equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of December 31, 2021 and 2020	259,422	-

Stockholders’ Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Common stock - 200,000,000 authorized, $0.001 par value, 74,490,147 and 66,366,419 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	74,490	66,366
Additional paid-in capital	6,210,414	4,708,323
Shares payable, consisting of 2,222,223 and 4,421,662 shares of common shares as of December 31, 2021 and 2020, respectively	331,600	645,192
Accumulated deficit	(11,130,807)	(11,125,333)
Total Stockholders’ Deficit	(4,514,303)	(5,705,452)

Total Liabilities and Stockholders’ Deficit	$1,142,764	$1,123,625

The accompanying notes are an integral part of these audited consolidated financial statements

 Jacksam Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

(Audited)

	December 31, 2021	December 31, 2020

Sales	$6,749,065	$3,281,935

Cost of sales	4,860,656	1,788,817

Gross profit	1,888,409	1,493,118

Operating expenses
Salaries	1,273,064	1,093,268
Other selling, general and administrative expenses	1,252,450	788,527
Total operating expenses	2,525,514	1,881,795

Loss from operations	(637,105)	(388,677)

Other expense
Gain on extinguishment of debt	-	399,000
Other (income) expense	-	6,154
Derivative gain (loss)	1,400,011	(1,205,196)
Interest expense	(869,902)	(1,751,710)
Loss on conversion of notes payable	(58,642)	(64,815)
Loss on additional shares issued to unit subscribers	-	(53,305)
Loss on settlement of notes payable	160,164
Total other expense	631,631	(2,669,872)

Net loss	$(5,474)	$(3,058,549)

Preferred stock dividends	(7,422)	-

Net loss available to common shareholders	$(12,896)	$(3,058,549)

Net income (loss) per share
Basic	$(0.00)	$(0.05)
Diluted	$(0.00)	$(0.05)

Weighted average shares outstanding
Basic	72,126,152	64,184,514
Diluted	77,495,514	64,184,514

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

(Audited)

	Series A Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2019	-	$-	62,871,972	$62,872	$3,396,369	$-	$(8,066,784)	$(4,607,543)

Convertible debt imputed interest	-	-	-	-	604	-	-	604
Extinguishment of derivative liability due to conversion	-	-	-	-	606,048	-	-	606,048
Common stock issued for debt conversion	-	-	2,019,401	2,019	507,240	-	-	509,259
Sale of common stock units	-	-	-	-	-	645,192	-	645,192
Common stock issued for deferred finance cost	-	-	965,046	965	198,572	-	-	199,537
Shares issued under share-lending arrangement	-	-	1,443,333	1,443	(1,443)	-	-	-
Shares returned under share-lending arrangement	-	-	(933,333)	(933)	933	-	-	-
Net loss	-	-	-	-	-	-	(3,058,549)	(3,058,549)

Balance, December 31, 2020	-	-	66,366,419	66,366	4,708,323	645,192	(11,125,333)	(5,705,452)

Common stock issued for debt conversion	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	1,043,750	1,044	171,700	-	-	172,744
Sale of common stock units	-	-	3,868,883	3,869	497,523	(313,592)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	414,930	415	140,703	-	-	141,118
Common stock issued for services	-	-	143,609	143	15,084	-	-	15,227
Exercise of warrants	-	-	426,136	426	(426)	-	-	-
Extinguishment of derivative liability due to conversion	-	-	-	-	72,958	-	-	72,958
Shares returned under share-lending arrangement	-	-	(860,000)	(860)	860	-	-	-
Issuance of Series A Preferred Stock	2,800,000	252,000	-	-	-	-	-	-
Dividends on Series A Preferred Stock	-	7,422	-	-	(7,422)	-	-	(7,422)
Net loss							(5,474)	(5,474)
Balance, December 31, 2021	2,800,000	$259,422	74,490,147	$74,490	$6,210,414	$331,600	$(11,130,807)	$(4,514,303)

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

(Audited)

	2021	2020
Cash Flows from Operating Activities
Net loss	$(5,474)	$(3,058,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,876	9,932
Gain on extinguishment of debt	-	(399,000)
Loss on share conversion	58,642	64,815
Inventory allowance	18,000	-
Imputed interest	-	604
Amortization of debt discount	730,371	1,654,625
Derivative gain (loss)	(1,400,011)	1,205,196
Stock based compensation	15,227	-
Gain on settlement of notes payable	(160,163)	-
Net change in:
Accounts receivable	(298,334)	(187,325)
Inventory	(25,289)	418
Prepaid expenses	139,859	103,080
Right-of-use assets	-	9,299
Accounts payable and accrued expenses	540,646	40,563
Right-of-use liabilities	-	(9,837)
Other long-term liabilities	-	(220,000)
Deferred revenue	(852,695)	(319,517)

Net cash used in operating activities	(1,237,345)	(1,105,696)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	570,000	634,940
Payments on convertible notes payable	(905,503)	(783,365)
Payment of debt issuance costs	-	(43,300)
Proceeds from sales of shares	1,024,024	591,900
Payments on notes payable	(92,925)	(104,942)
Proceeds from sale of common stock units	250,000	846,400
Proceeds from issuance of Series A Preferred Stock	252,000	-

Net cash provided by financing activities	1,092,596	1,141,633

Net Change in Cash	(144,749)	35,937

Cash, Beginning of Period	489,560	453,623

Cash, End of Period	$344,811	$489,560

Cash Paid For:
Income Taxes	$-	$-
Interest	$118,732	$59,933

Non-cash transactions:
Common stock issued to settle convertible notes payable	$614,198	$1,676,234
Extinguishment of derivative due to warrant exercise	$72,958	$-
Derivative liability recognized at issuance of warrants	$493,670	$201,208
Extinguishment of derivative to conversion and repayment	$-	$390,383
Common stock issued for deferred finance costs	$172,744	$199,537

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

Notes to the Consolidated Financial Statements

Note 1: Organization and Nature of Operations

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling & capping, pre-roll filling, and other automation systems. The Company’s product line primarily consisted of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, the “PreRoll-ER” pre-roll & cone filling machine, and cartridges. The Company’s customers are primarily businesses operating in jurisdictions that have some form of cannabis legalization. These businesses include medical and recreational dispensaries, large and small-scale processors and growers, multi-state operators, and distributors. The Company utilizes its direct sales force, website, strategic partners’ sales force, independent sales representatives, and a wide range of referral network to sell its products.

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

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements of the Company have been prepared in U.S. GAAP under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jacksam Corporation and its wholly owned subsidiary. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements is in conformity with U.S. GAAP and requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, estimate of fair value of share-based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount and estimates of the probability and potential magnitude of contingent liabilities. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future nonconforming events. Accordingly, actual results could differ significantly from estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2021 and 2020, the balance of accounts receivable on a gross basis was $665,169 and $366,835, respectively. As of December 31, 2021 and 2020, the Company had recorded an allowance for doubtful accounts of $74,000. As of December 31, 2021, two customers accounted for approximately 49% and 10% of outstanding accounts receivable.

Inventory

Inventories are stated at the lower of cost, determined on the average cost basis, or net realizable value. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

The December 31, 2021 and 2020 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2021 and 2020, the Company has determined that an inventory allowance of $18,800 and $0 is required.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and an approximate of their fair values because of the short maturity of these instruments. The Company’s derivative liabilities recognized at fair value on a recurring basis are a level 3 measurement. See Note 6.

Binomial Calculation Model

The Company uses a binomial calculator model to determine fair market value of derivative liabilities, warrants and options issued.

Revenue Recognition

The Company derives revenues from the sale of machines and non-machine products (customizable and C-Cell cartridges and accessories). The Company recognizes revenue in accordance with ASC 606. Revenues are recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2021, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of December 31, 2021 and 2020, $171,771 and $1,024,466, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Machine sales	$5,218,158	$1,969,693
Non-machine sales	1,530,907	1,312,242
Total sales	$6,749,065	$3,281,935

Sales, General and Administrative Expenses

Selling, general and administrative expenses include advertising and marketing costs, and costs related to the compensation of the Company’s administrative functions, insurance costs, professional fees and consulting expense. Advertising and marketing expenses were $106,872 and $56,518 for the years ended December 31, 2021 and 2020, respectively.

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

The following table presents the effect of potential dilutive issuances for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31, 2021	December 31, 2020

Net loss attributable to common stockholders	$(12,896)	$(3,085,549)
Preferred stock dividends	7,422	-
Derivative gain	(1,400,011)	-
Interest expense associated with convertible debt	846,750	-
Net income (loss) for dilutive calculation	$(558,765)	$(3,085,549)

Weighted average shares outstanding	72,126,152	64,184,514
Dilutive effect of preferred stock	1,400,000	-
Dilutive effect of convertible debt	3,969,136	-
Dilutive effect of common stock warrants	-	-
Weighted average shares outstanding for diluted net income (loss) per share	77,669,683	64,184,514

During the year ended December 31, 2021, the impact of 11,189,056 warrants to purchase common stock were excluded from the calculation above as their impact would be anti-dilutive. For the year ended December 31, 2021, 3,969,136 shares issuable under convertible debt were excluded from the calculation of dilutive earnings per share as the impact would be anti-dilutive.

Additionally, 583,333 shares of common stock issued during the year ended December 31, 2020 under a share lending arrangement, 2,777,778 shares related to conversions of notes payable in fiscal year 2020 that have not yet been issued, and 2,222,223 and 4,421,662 shares to be issued as part of the share payable equity balance as of December 31, 2021 and 2020, respectively, are excluded from the calculation of weighted-average shares outstanding as they have not yet been issued.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). The amendments within the update require certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments will require disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. The amendments in the update will be effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact on the Company’s consolidated financial statements or results of options.

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(19,172)	(17,296)
Property and equipment, net	$1,472	$3,348

Depreciation expense amounted to $1,876 and $9,428 for the years ended December 31, 2021 and 2020, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2021	December 31, 2020

Accounts payable	$382,925	$279,207
Credit cards payable	-	23,445
Accrued interest	4,338	4,931
Sales tax payable	144,541	141,803
Accrued officer consulting cost	13,750	178,750
Other	42,221	53,303
Total Accounts payable and Accrued expenses	$641,690	$681,439

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	December 31, 2021	December 31, 2020

Note payable December 2019	35,245	107,146
SBA loan June 2020	148,093	149,900
Note payable September 2021	730,783	-
Total notes payable	914,121	257,046
Less: Unamortized discount	(121,309)
Less: current portion	(87,774)	(109,104)
Long-term portion of notes payable	$705,038	147,942

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

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan (“EIDL”). The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company.

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs. As of December 31, 2021, the Company owed a principal amount of $730,783 under this loan, with a remaining unamortized discount of $121,310. The Company amortized $6,934 of debt discount and deferred finance costs to interest expense related to notes payable.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

June 2019 Notes, due December 21, 2022	$444,444	$448,888
June 2020 Note 1, maturing June 4, 2021	-	119,078
June 2020 Note 2, maturing June 24, 2021	-	87,779
June 2020 Note 3, maturing June 24, 2021	-	87,779
November 2020 Note, maturing November 23, 2021	-	305,000
February 2021 Note, maturing February 15, 2022	300,000	-
Total	744,444	1,048,524
Less: Debt discount and deferred finance costs on short-term convertible notes	(43,269)	(239,282)
Less: Current convertible notes payable, net of discount	(701,175)	(809,242)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by December 31, 2021 and 2,777,778 were part of subscriptions payable liability balance of $499,999.

Following three previous extensions and on December 31, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2022. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The original balance of this note was $675,000. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note. To date, the Company has repaid $375,000 of the note balance in cash and the balance of this note was $300,000 as of December 31, 2021.

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

The Company amortized $723,436 and $1,594,924 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the years ended December 31, 2021 and 2020, respectively. Accrued interest on notes payable and convertible notes payable was $38,024 and $4,931 as of December 31, 2021 and 2020, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of December 31, 2021
	Conversion Option	Warrants

Volatility	76.57%	76.57-117.41%
Dividend Yield	0%	0%
Risk-free rate	0.39%	0.39-0.73%
Expected term	0.50 year	1-3 years
Stock price	$0.08	$0.08
Exercise price	$0.18-0.20	$0.18-0.44
Derivative liability fair value	$19,728	$306,079

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the years ended December 31, 2021 and 2020:

Fair value as of December 31, 2019	$504,750
Fair value on the date of issuance related to warrants issued	201,208
Extinguishment due to repayment of debt	(356,007)
Extinguishment due to conversion of debt	(606,048)
Loss on change in fair value of derivatives	1,561,203
Fair value as of December 31, 2020	1,305,106
Fair value on the date of issuance of new derivatives	493,671
Extinguishment due to repayment of debt	(19,748)
Extinguishment due to exercise of warrant	(72,958)
Gain on change in fair value of derivatives	(1,380,263)
Fair value as of December 31, 2021	$325,808

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes extinguishments due to repayments and the change in fair value of derivatives, with the Company recognizing a total gain of $1,400,011 and a loss of $1,205,196 during the years ended December 31, 2021 and 2020, respectively.

Note 7: Equity

Common Stock

For the year ended December 31, 2021:

On December 31, 2021, the Board of Directors of the Company and shareholders holding a majority of the voting power of the Company both approved an amendment to the Company’s Article of Incorporation to increase the total number of authorized shares that the Company shall have authority to issue from 100,000,000 shares to 230,000,000 shares, consisting of two classes to be designated respectively, “Common Stock” and “Preferred Stock”, with all such shares having a par value of $0.001 per share, of which 200,000,000 shall be designated as Common stock and 30,000,000 designated as Preferred stock.

During the year ended December 31, 2021, the Company received $250,000 of cash proceeds related to sale of 1,388,889 common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. These shares have not yet been issued. During the year ended December 31, 2021, the Company issued 3,868,883 shares related to common stock unit subscriptions from the year ended December 31, 2020, with 2,222,223 shares remaining to be issued.

The Company also issued 3,086,420 shares related to conversions of notes payable during the year ended December 31, 2020 associated with the subscription payable liability balance and recognized a loss of $58,642. As of December 31, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions, with 2,160,494 of those shares remaining to be issued to Mark Adams, CEO and David Hall, EVP of Sales.

During the year ended December 31, 2021, the Company issued a total of 1,043,750 shares of common stock to a lender in connection with the debt issued during the period. These shares had a fair value of $172,744 and were recorded as deferred finance costs.

During the year ended December 31, 2021, 860,000 shares under the share lending arrangements with debt holders were returned to the Company and cancelled in connection with retirement of the convertible notes payable during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued 143,609 shares of common stock with a fair value of $15,227 for professional services.

During the year ended December 31, 2021, the Company entered into a settlement agreement with the holder of the June 2020 Note 2. The agreement allowed for the holder to convert all principal into 414,930 shares of common stock in full settlement of the note.

During the year ended December 31, 2021, the company issued 426,136 shares of common stock for the cashless exercise of 767,045 warrants previously issued with debt financings.

For the year ended December 31, 2020:

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

The Company created the 2,800,000 shares of Series A Preferred Stock out of the 30,000,000 shares of preferred stock authorized by the Company’s articles of incorporation by filing a certificate of designation as authorized by the Company’s board of directors (the “Certificate of Designation”).

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

The Company accrued $7,422 in dividends for the year ended December 31, 2021. The redemption value of the Series A Preferred Stock as of December 31, 2021 was $259,422, reflected as temporary equity on the Company’s consolidated balance sheet.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,785,714	$1,292,100	$0.01
Warrants issued due to reset provisions	3,480,953	562,343	0.35
Warrants issued with common stock units	2,211,389	631,200	0.001
Exercised	-	-	-
Forfeited and cancelled	(2,100,000)	(2,100)	0.001
Outstanding at December 31, 2020	9,378,056	1,921,200	0.20
Granted	2,578,045	562,343	0.41
Exercised	(767,045)	337,500	0.44
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2021	11,189,056	$2,646,044	$0.24

The weighted average remaining contractual life is approximately 2.14 years for stock warrants outstanding with no intrinsic value of as of December 31, 2021. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mark Adams and David Hall contributed $250,000 and $100,000, respectively, and converted their debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued. Mark Adams and David Hall will also receive an additional 154,321 and 61,728 shares of common stock once the shares are issued. Those shares were in subscriptions payable and presented on the balance sheet.

Mark Adams and Scott Wessler each contributed $126,000 to purchase the Series A Preferred Stock as discussed in Note 7.

Note 9: Commitments and Contingencies

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $192,500 through December 31, 2020, and payments of $165,000 during the year ended December 31, 2021, leaving a balance of $13,750 in accounts payable as of December 31, 2021. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Leases

The Company entered into a lease agreement on March 1, 2021, for a term beginning April 1, 2021 through February 28, 2022. The lease requires payments of $5,000 per month through the lease term, with no option to renew. Based on the short-term nature of the lease, no right-of-use asset or liability was recognized on the Company’s consolidated balance sheet.

The Company also maintains short-term rental agreements for certain storage facilities. Total rent expense for these rental agreements were $111,043 and $61,133 for the years ended December 31, 2021 and 2020, respectively.

The Company has a single operating lease for an office and warehouse lease in Costa Mesa, California. The lease started on February 2, 2022 with an initial term of 3 years and 14 days. Base monthly rent was approximately $3,855 per month plus net operating expenses.

Lawsuit

The Company has a pending lawsuit with one of its previous suppliers regarding defected cartridges. The Company is still evaluating the case and determining the impact of the case on the Company and as of the date of this report the amount or range of possible losses is not reasonably estimable.

Note 10: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc. recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40, the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,696,374 but does not believe that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities of $1,696,374 from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above, management concluded to no longer accrue interest on these loans.

Note 11: Income Taxes

The components of the provision for income taxes for the years ended December 31, 2021 and 2020, respectively, consisted of the following:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Current:
Federal	-	-
State	$800	$800
	800	800
Deferred:
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$800	$800

Deferred tax assets (liabilities) consist of the following:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating losses	$1,694,212	$1,536,424
Other	1,900	1,900
Total Deferred Tax Asset	1,696,112	1,538,324

Valuation Allowance	(1,695,904)	(1,538,116)

Deferred Tax Liabilities
Fixed Assets	(208)	(208)

Net Deferred Tax Assets/(Liabilities)	$0	$0

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31, 2021	December 31, 2020
Tax at Federal Statutory Rate	21.00%	21.00%
State Taxes	-58.50%	0.04%
Nondeductible Items	-240.7%	-19.65%
Valuation Allowance	278.2%	-0.27%
Other	0.00%	1.03%
Provision for Taxes	0.00%	0.00%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable for the period ending December 31, 2021. On the basis of this evaluation, as of December 31, 2021, a full allowance has been recorded on its net deferred tax assets.

As of December 31, 2021, the Company had $631,000 of federal and $6,086,000 of state net operating loss carryforwards available to reduce future taxable income. As of December 31, 2020, the Company has approximately $5,413,000 of federal net operating loss carryforwards available to reduce future taxable income which carryforward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company is in the process of determining if significant limitations would be placed on the utilization of its net operating loss carry-forwards due to prior ownership changes.

As of December 31, 2021, the Company does not have any unrecognized tax benefits. As of December 31, 2021, the Company has not recognized any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the U.S. and California. Tax Years 2016 to 2021 remain subject to examination for federal income tax purposes, and tax years 2014 through 2020 remain open to examination for California income tax purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and California income tax purposes.

Note 12: Subsequent Events

In January and February 2022, the Company sold a total of 2,000,000 shares of Series B Preferred Stock (“Series B”) to two investors for net cash proceeds of $885,000 after closing costs of $115,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years.

Each of the Investors shall be issued 1,000,000 shares of the Series B and the interest rate is 8.0% per annum. The Company granted to the Investors the piggy-back registration rights.

The Series B holders do not have voting rights on matters other than those related to amending the certificate of incorporation of the Series B, altering voting or other powers of the Series B, or redemption or acquisition of outstanding Series B. For a period of one year following closing of the Series B funding, the Company may not authorize or create any class of stock that is senior to the Series B with respect to dividends, redemption or distribution of assets upon Liquidation. In the event of liquidation of the Company, the Series B holders shall be paid 125% of the Stated value plus 125% of any unpaid dividends.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment
Mark Adams	53	President, Chief Executive Officer, Director	September 14, 2018
Steven Duo	39	Chief Financial Officer	October 1, 2021
Scott Wessler	54	Director	September 14, 2018
Theodore Winston	55	Director	September 14, 2018
Rob Hagan	55	Director	April 3, 2019
Stephen Ashekian	60	Director	September 14, 2020

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

Steven Duo has served as our Chief Financial Officer since October 1, 2021. Prior to joining the Company as Controller in September 2019, Mr. Duo was a portfolio manager at a Southern California based Family Office, where he managed the investments for an ultra-high-net-worth family. Prior to that, he was a M&A consultant at Ernst & Young. Prior to Ernst & Young, he was an equity research associate at Susquehanna International Group, a global investment company on Wall Street. Mr. Duo holds an MBA degree from University of California, Irvine and a B.A. degree from Capital Normal University.

On September 28, 2021, Michael Sakala, former Chief Financial Officer, notified the Company of his decision to resign effective September 28, 2021. Mr. Sakala remains as a consultant of the Company.

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

Item 11. Executive Compensation

The following table sets forth the compensation for our fiscal years ended December 31, 2021 and 2020 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2021.

Summary Compensation Table (last two complete fiscal years)

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Mark Adams (CEO since 4/2019)	2021	$120,000	-		-	-	$120,000
	2020	$120,000	-	-	-	-	$120,000

Steven Duo (CFO since 10/2021)	2021	$100,000	-		-	-	$100,000
	2020	$100,000	-	-	-	-	$100,000

Michael Sakala (former CFO)	2021	-	-	-	-	-	-
	2020	-	-	-	-	-	-

Daniel Davis (founder, former CEO)	2021	$165,000	-		-	-	$165,000
	2020	$206,250	-	-	-	-	$206,250

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company made payments of $481,250 through December 31, 2021, leaving a balance of $13,750 in accounts payable. In addition, the Company entered into a lock up agreement with Mr. Davis that restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2021.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2021. From inception and through the date of this report, we have not granted any stock options or stock awards to any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End (most recent)

	Option Awards					Stock Awards
Name	Number of Securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Mark Adams (CEO since 4/2018)	-	-	-	-	-	-	-	-	-
Michael Sakala (CFO)	-	-	-	-	-	-	-	-	-
Daniel Davis (former CEO)	-	-	-	-	-	-	-	-	-
Steven Duo (CFO)	-	-	-	-	-	-	-	-	-

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

The percentage of shares beneficially owned is computed as of December 31, 2021, on the basis of 74,490,147 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2021 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Names of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Daniel Davis, Founder	24,603,333	33.0%
Jeff Brady	4,277,807	5.7%

Names of Executive Officers and Directors
Mark Adams, CEO and Director	7,656,636	10.3%
Scott Wessler, Director	506,539	0.7%
Theodore Winston, Director	250,000	0.3%
Stephen Ashekian, Director	277,777	0.4%
All current directors and executive officers as a group (4 persons)	8,663,175	11.7%

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

Mark Adams and Scott Wessler each contributed $126,000 to purchase the Series A Preferred Stock in 2021.

Other than the foregoing, we have not engaged in any transaction within the past fiscal year and do not plan to engage in any transaction with a related person or a person with a direct or indirect material interest in an amount exceeding $120,000.

Item 14. Principal Accounting Fees and Services

Audit Fees. During the fiscal year ended December 31, 2021, the firm of L&L CPAs, PA, which we refer to as L&L was our principal auditor. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by L&L in connection with regulatory filings. We paid L&L $43,000 and $43,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2021 and 2020, respectively.

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

JACKSAM CORPORATION

Dated: March 31, 2022	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Steven Duo
	Name:	Steven Duo
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

