Form 10-Q
period 2022-03-31
Jacksam Corp
filed 2022-05-16
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 76,490,147 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Jacksam Corporation”, “the Company”, “we”, “us”, and “our”, refer to Jacksam Corporation, a Nevada corporation.

This Quarterly Report on Form 10-Q, or this Report, contains forward-looking statements. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may”, “might”, “would”, “should”, “could”, “project”, “estimate”, “pro-forma”, “predict”, “potential”, “strategy”, “anticipate”, “attempt”, “develop”, “plan”, “help”, “believe”, “continue”, “intend”, “expect”, “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of our cartridge filling machines, cartridge capping machines and cartridges, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$807,014	$344,811
Accounts receivable, net	890,996	591,169
Inventory, net	215,251	196,712
Prepaid expenses	10,620	8,600
Total Current Assets	1,923,881	1,141,292

Property and equipment, net	1,108	1,472
Right of-use asset - operating lease	100,877	-

Total Assets	$2,025,866	$1,142,764

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$950,558	$641,690
Deferred revenue	173,886	171,771
Convertible notes payable, current portion (net of discount $0 and $$43,269, respectively)	444,444	701,175
Notes payable, current portion	184,819	87,774
Right of use liability - operating lease, current portion	30,431	-
Derivative liability	179,730	325,808
Accrued liabilities - other	2,220,175	2,264,390
Subscription payable	499,999	499,999
Total Current Liabilities	4,684,042	4,692,607

Notes payable, net of current portion (net of discount $114,599 and $121,310 respectively)	624,798	705,038
Right of use liability - operating lease	72,249	-
Total Liabilities	5,381,089	5,397,645

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	262,529	259,422

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	100	-
Common stock - 200,000,000 authorized, $0.001 par value, 74,490,147 and 74,490,147 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	76,490	74,490
Additional paid-in capital	7,075,481	6,210,414
Shares payable, consisting of 2,222,223 shares of common shares as of March 31, 2022 and December 31, 2021	331,600	331,600
Accumulated deficit	(11,101,423)	(11,130,807)
Total Stockholders' Deficit	(3,617,752)	(4,514,303)

Total Liabilities and Stockholders' Deficit	$2,025,866	$1,142,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022	March 31, 2021

Revenue	$1,777,075	$1,770,966

Cost of Revenue	1,358,438	1,256,973

Gross Profit	418,637	513,993

Operating Expenses
Salaries and wages	267,644	329,083
Other selling, general and administrative expenses	149,613	181,160
Total Operating Expenses	417,257	510,243

Income (Loss) from Operations	1,380	3,750

Other Income (Expense)
Derivative gain (loss)	287,098	532,367
Interest expense	(259,094)	(348,651)
Loss on conversion of notes payable	-	(58,642)
Loss on settlement of notes payable	-	(137,506)
Total Other Income (Expense)	28,004	(12,432)

Net Income (Loss)	29,384	(8,682)

Preferred stock dividends	(22,833)	-

Net Income (Loss) Available to Common Shareholders	$6,551	$(8,682)

Net loss per share
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Weighted average shares outstanding
Basic	75,090,147	69,346,528
Diluted	103,955,268	69,346,528

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2020	-	$-	-	$-	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Common stock issued for debt conversion	-	-	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	-	-	200,000	200	71,800	-	-	72,000
Sale of common stock units	-	-	-	-	2,479,994	2,480	322,195	(136,875)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	-	-	414,930	415	140,703	-	-	141,118
Net loss	-	-	-	-	-	-	-	-	(8,682)	(8,682)
Balance, March 31, 2021	-	$-	-	$-	72,547,763	$72,548	$5,854,132	$508,317	$(11,134,015)	$(4,699,018)

Balance, December 31, 2021	2,800,000	$259,422	-	$-	74,490,147	$74,490	$6,210,414	$331,600	$(11,130,807)	$(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common Stock and Warrants issued in connection with preferred stock	-	-	-		2,000,000	2,000	(2,000)		-	-
Dividends on Series A Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net loss									29,384	29,384
Balance, March 31, 2022	2,800,000	$262,529	1,000,000	$100	76,490,147	$76,490	$7,075,481	$331,600	$(11,101,423)	$(3,617,752)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net loss	$29,384	$(8,682)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	364	504
Loss on settlement of notes payable	-	137,506
Loss on conversion of notes payable		58,642
Amortization of debt discount	49,980	292,549
Amortization of right-of-use assets	4,945	-
Interest expense from derivative issuance	141,020	-
Derivative (gain) loss	(287,098)	(532,367)
Inventory impairment	18,000	-
Net change in:
Accounts receivable	(299,827)	(18,910)
Inventory	(36,539)	16,182
Prepaid expenses	(2,020)	116,859
Right-of-use liabilities	(3,142)	-
Accounts payable and accrued expenses	244,926	(168,775)
Deferred revenue	2,115	(15,678)

Net cash used in operating activities	(137,892)	(122,170)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	570,000
Payments on convertible notes payable	(300,000)	(526,058)
Proceeds from notes payable	81,671	296,524
Payments on notes payable	(71,576)	(16,443)
Proceeds from sale of common stock units	-	250,000
Proceeds from issuance of Series A preferred stock	890,000	-

Net cash provided by financing activities	600,095	574,023

Net Change in Cash	462,203	451,853

Cash, Beginning of Period	344,811	489,560

Cash, End of Period	$807,014	$941,413

Cash Paid For:
Income Taxes	$-	$-
Interest	$3,049	$48,444

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$105,822	$-
Common stock issued to settle convertible notes payable	$-	$614,198
Derivative liability recognized at issuance of warrants and conversion option	$-	$493,670
Common stock issued for deferred finance costs	$-	$72,000

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

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2021 in the Form 10-K filed on March 31, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of March 31, 2022 and December 31, 2021, the Company had recorded an allowance for doubtful accounts of $74,000.

Inventory

Inventories are stated at the lower of cost, determined on the average cost basis or net realizable value. Cost principally consists of the purchase price (adjusted for lower of cost or market), customs, duties, and freight. The Company periodically reviews historical sales activity to determine potentially obsolete items and evaluates the impact of any anticipated changes in future demand.

The March 31, 2022 and December 31, 2021 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2022 and December 31, 2021, the Company has determined that an inventory allowance of $18,800 is required.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2022, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of March 31, 2022, $173,886 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Machine sales	$1,033,123	$1,658,668
Non-machine sales	743,952	112,298
Total sales	$1,777,075	$1,770,966

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

The following table presents the effect of potential dilutive issuances for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

Net income (loss) attributable to common stockholders	$6,551	$(8,682)
Preferred stock dividends	22,833	-
Derivative gain	(287,098)	-
Interest expense associated with convertible debt	43,270	-
Net income (loss) for dilutive calculation	$(214,444)	$(8,682)

Weighted average shares outstanding	75,090,147	69,346,528
Dilutive effect of preferred stock	18,066,667	-
Dilutive effect of convertible debt	10,798,454	-
Dilutive effect of common stock warrants	-	-
Weighted average shares outstanding for diluted net income (loss) per share	103,955,268	69,346,528

During the three months ended March 31, 2022, the impact of 15,189,056 warrants to purchase common stock were excluded from the calculation above as their impact would be dilutive. During the three months ended March 31, 2021, the impact of 7,565,499 warrants to purchase common stock and 5,868,827 shares issuable under convertible debt were excluded from the calculation above as their impact would be dilutive.

Additionally, 2,222,223 and 3,611,112 shares to be issued as part of the share payable equity balance as of March 31, 2022 and March 31, 2021, respectively, are excluded from the calculation of weighted-average shares outstanding.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(19,536)	(19,172)
Property and equipment, net	$1,108	$1,472

Depreciation expense amounted to $364 and $504 for the three months ended March 31, 2022 and 2021, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2022	December 31, 2021

Accounts payable	$674,523	$382,925
Accrued dividends on preferred stock	19,726	-
Accrued interest	69,533	4,338
Sales tax payable	144,553	144,541
Accrued officer consulting cost	-	13,750
Other	42,223	42,221
Total Accounts payable and Accrued expenses	$950,558	$641,690

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	March 31, 2022	December 31, 2021

Note payable April 2020	14,508	35,245
SBA loan May 2020	147,133	148,093
Note payable September 2021	697,987	730,783
Note payable March 2022	64,588	-
Total notes payable	924,216	914,121
Less: discount and deferred finance costs	(114,599)	(121,309)
Less: current portion	(184,819)	(87,774)
Long-term portion of notes payable	$624,798	705,038

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

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs. As of March 31, 2022 and December 31, 2021, the Company owed a principal amount of $697,987 and $730,783 under this loan, with remaining unamortized discount of $114,599 and $121,309, respectively.

In March 2022, the Company received cash proceeds of $81,671 under an unsecured short term financing agreement. The Company repays $5,694 per week until paid in full. This note was paid in full subsequent to March 31, 2022.

The Company amortized $6,710 and $0 of debt discount and deferred finance costs to interest expense related to notes payable during the three months ended March 31, 2022 and 2021, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

June 2019 Notes, due December 21, 2022	$444,444	$444,444
February 2021 Note, maturing February 15, 2022	-	300,000
Total	444,444	7,444,444
Less: Debt discount and deferred finance costs on short-term convertible notes	-	(43,269)
Less: Current convertible notes payable, net of discount	(444,444)	(701,175)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by December 31, 2021 and 2,777,778 were part of subscriptions payable liability balance of $499,999. See Note 7.

Following two previous extensions and on July 9, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2021. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The original balance of this note was $675,000. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note. The Company repaid the remaining $300,000 of principal on this note during the three months ended March 31, 2022.

The Company amortized $0 and $43,269 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the three months ended March 31, 2022 and 2021, respectively. Accrued interest on notes payable and convertible notes payable was $69,533 and $4,338 as of March 31, 2022 and December 31, 2021, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of March 31, 2022
	Conversion Option	Warrants

Volatility	67.36%	67.36-109.92%
Dividend Yield	0%	0%
Risk-free rate	1.40%	1.40-2.33%
Expected term	1 year	1-5 years
Stock price	$0.0488	$0.0488
Exercise price	$0.18	$0.18-0.30
Derivative liability fair value	$594	$179,136

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2022:

Fair value as of December 31, 2021	$325,808
Fair value on the date of issuance of new derivatives	141,020
Extinguishment due to repayment of debt	(7,655)
Gain on change in fair value of derivatives	(279,443)
Fair value as of March 31, 2022	$179,730

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes extinguishments due to repayments and the change in fair value of derivatives, with the Company recognizing a total gain of $287,098 and $532,367 during the three months ended March 31, 2022 and 2021, respectively. The increase of $141,020 was due to the 4 million warrants granted as part of Series B subscription.

Note 7: Equity

Common Stock

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

During the years ended December 31, 2021 and 2020, the Company sold common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. As of March 31, 2022 and December 31, 2021 there were 2,222,223 shares remaining to be issued related to common stock units.

As of March 31, 2022 and December 31, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription Payable on the consolidated balance sheets, with 2,160,494 of those shares remaining to be issued to Mark Adams, CEO, and David Hall, EVP of Sales. See Note 6.

Series A Redeemable Preferred Stock

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

The Company accrued $3,107 in dividends on the Series A Preferred Stock for the three months ended March 31, 2022. The redemption value of the Series A Preferred Stock as of March 31, 2022 and December 31, 2021 was $262,529 and $259,422, reflected as temporary equity on the Company’s consolidated balance sheet.

Series B Convertible Preferred Stock

In February 2022, the Company designated 1,000,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B has a par value of $0.0001 per share, a stated value of $1 per share and carries a dividend of 8%. The Series B are convertible into shares of common stock at a price of $0.06 per share, and contains an exercise price reset provision in the event of dilutive issuances of common stock or any common stock equivalent by the Company with a price below the exercise price.

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

During the three months ended March 31, 2022, the Company sold a total of 1,000,000 shares of Series B to two investors for net cash proceeds of $890,000 after closing costs of $110,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years. The Company also issued 2,000,000 shares of common stock with a fair value of $69,990 to the investors, which were recorded as a cost of capital. The Company granted to the investors the piggy-back registration rights.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Value	Weighted Average Exercise Price

Outstanding at December 31, 2021	11,189,056	$2,646,044	$0.24
Granted	4,000,000	800,000	0.20
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at March 31, 2022	15,189,056	$3,446,044	$0.23

The weighted average remaining contractual life is approximately 2.67 years for stock warrants outstanding with no intrinsic value of as of March 31, 2022. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mark Adams and David Hall contributed $250,000 and $100,000 respectively, and converted their debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued. Mark Adams and David Hall will also receive an additional 154,321 and 61,728 shares of common stock once the shares are issued. Those shares were in subscriptions payable and presented on the balance sheet. See note 6 and 7.

Mark Adams and Scott Wessler each contributed $126,000 to purchase the Series A Preferred Stock as discussed in Note 7.

Note 9: Commitments

Employment Agreement

On May 31, 2019, the Company entered into a consulting agreement with its founder Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. As of March 31, 2022, the Company has paid off the amount due to Daniel Davis.

Leases

The Company entered into a lease agreement for office space on February 2, 2022, for a term beginning February 15, 2022 through February 28, 2025. The lease requires payments of $3,267 per month through the lease term, increasing by 4% each year, with an option to renew. The Company recognized an initial right of use asset and lease liability of $105,822, based on the present value of the minimum lease payments. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial right-of-use (“ROU”) asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating leases for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Operating lease cost	$6,703	$-
Short-term lease cost	28,655	20,629
Variable lease cost	—	—
Sublease income	—	—
Total lease cost	$35,358	$20,629

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

Lease Position	March 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$100,877	$-
Right of use liability operating lease current portion	$30,431	$-
Right of use liability operating lease long term	72,249	-
Total operating lease liabilities	$102,680	$-

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 2.9 years.

The following table provides the maturities of lease liabilities at March 31, 2022:

Operating
Leases
2022 (Nine months remaining)	$29,403
2023	40,511
2024	42,123
2025	7,065
2026 and thereafter	-
Total future undiscounted lease payments	119,102
Less: Interest	(16,422)
Present value of lease liabilities	$102,680

Lawsuit

The Company has a pending lawsuit with one of its previous suppliers regarding defected cartridges. The Company is still evaluating the case and determining the impact of the case on the Company and as of the date of this Report the amount or range of possible losses is not reasonably estimable.

Note 10: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc. recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40, the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,696,374, but does not believe that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities of $1,696,374 from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above, management concluded to no longer accrue interest on these loans. The balance of Accrued Liabilities, Other includes $577,906 and $622,121 of liabilities related to unfulfilled performance obligations that the Company does not expect to complete within the foreseeable future.

Note 11: Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include several forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue”, or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

General and Administrative. Our general and administrative expenses consist primarily of compensation, benefits, travel and other costs for employees. In addition, general and administrative expenses include third-party consulting, legal, audit, accounting services, and allocations of overhead costs, such as rent, facilities and information technology. We expect general and administrative expenses to increase as our revenue increases.

Results of Operations

Comparison for the three-month periods ended March 31, 2022 and 2021:

Revenue

Total revenue during the three months ended March 31, 2022 increased to $1,777,075 (comprised of machine sales of $1,033,123 and non-machine sales of $743,952), compared to the three months ended March 31, 2021 that generated sales of $1,770,966 (comprised of machine sales of $1,658,668 and non-machine sales of $112,298). The lockdown of major cities in China due to Covid-19 during the first quarter of 2022 caused shipping issues of machines from China to the U.S. and adversely impacted our ability to fulfill customers’ orders. However, lower machine sales were offset by record quarterly cartridge sales driven by our strong execution of strategic partnership and customer development.

Cost of Revenue

Total cost of revenue increased to $1,358,438 during the three months ended March 31, 2022, compared to the three months ended March 31, 2021 that had a cost of revenue of $1,256,973. The increase in cost of revenue was due to a higher mix of non-machine sales. Thus, our gross margin percentage decreased from 29% for the three months ended March 31, 2021 to 24% for the three months ended March 31, 2022.

Operating Expenses

Operating expenses during the three months ended March 31, 2022 increased to $417,257 (comprised of Salaries of $267,644 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $149,613), compared to the three months ended March 31, 2021 that produced $510,243 (comprised of Salaries of $329,083 and Other SG&A expenses of $181,160). The decrease in operating expenses was driven by our continued operation optimization.

Income from Operations

Total income from operations was $1,380 during the three months ended March 31, 2022, compared to $3,750 for the three months ended March 31, 2021.

Derivative Gain / (Loss)

Derivative gain, a non-cash item, was $287,098 during the three months ended March 31, 2022, due to the fair value change of the debt and warrants driven by the stock price change between December 31, 2021 and March 31, 2022, compared to $532,367 during the three months ended March 31, 2021.

Interest Expense

Interest expense decreased to $259,094 during the three months ended March 31, 2022, compared to $348,651 during the three months ended March 31, 2021, primarily due to the amortization of debt discount of the Notes, a non-cash item.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable, a non-cash item, was $0 during the three months ended March 31, 2022, compared to $137,506 during the three months ended March 31, 2021.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable, a non-cash item, was $0 during the three months ended March 31, 2022, compared to $58,642 during the three months ended March 31, 2021.

Net Income / (Loss)

Net income was $29,384 during the three months ended March 31, 2022, compared to a net loss of $8,682 during the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of $807,014. During the three months ended March 31, 2022, we have financed our operations principally through receipts of customer payments, debt of $81,671, and issuance of preferred stock of $890,000.

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

During the three months ended March 31, 2022, net cash used in operating activities was $137,892, compared to $122,170 during the three months ended March 31, 2021.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the three months ended March 31, 2022, the Company received $890,000 in proceeds from issuance of Series B Preferred Stock and $81,671 in proceeds from short-term debt and made payments of $300,000 of convertible notes payable and $71,576 of short-term debt.

During the three months ended March 31, 2021, the Company received $570,000 in proceeds from convertible debt, $296,524 in proceeds from non-convertible debt, and $250,000 in proceeds from sale of common stock units, and made payments of $526,058 of convertible notes payable and $16,443 of non-convertible notes payable.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022 and the year ended December 31, 2021, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

COVID-19 Impact

Our business and operating results for 2020 and first quarter of 2022 were impacted by the COVID-19 pandemic. We expect improvements throughout 2022.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACKSAM CORPORATION

Dated: May 16, 2022	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: May 16, 2022	By:	/s/ Steven Duo
Steven Duo
Chief Financial Officer

