Form 10-Q
period 2022-06-30
Jacksam Corp
filed 2022-08-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, the registrant had 80,771,577 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$373,657	$344,811
Accounts receivable, net	1,262,690	591,169
Inventory, net	225,451	196,712
Prepaid expenses	67,243	8,600
Total Current Assets	1,929,041	1,141,292

Property and equipment, net	756	1,472
Right of-use asset - operating lease	93,329	-

Total Assets	$2,023,126	$1,142,764

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,140,869	$641,690
Accrued dividends	39,671
Deferred revenue	104,303	171,771
Convertible notes payable, current portion (net of discount $0 and $$43,269, respectively)	444,444	701,175
Notes payable, current portion	144,389	87,774
Right of use liability - operating lease, current portion	31,593	-
Derivative liability	101,831	325,808
Accrued liabilities - other	2,220,175	2,264,390
Subscription payable	499,999	499,999
Total Current Liabilities	4,727,274	4,692,607

Notes payable, net of current portion (net of discount $107,814 and $121,310, respectively)	573,155	705,038
Right of use liability - operating lease	63,792	-
Total Liabilities	5,364,221	5,397,645

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	265,670	259,422

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	100	-
Common stock - 200,000,000 authorized, $0.001 par value, 80,771,577 and 74,490,147 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	80,771	74,490
Additional paid-in capital	7,448,690	6,210,414
Shares payable, consisting of 2,222,223 shares of common shares as of June 30, 2022 and December 31, 2021	-	331,600
Accumulated deficit	(11,136,326)	(11,130,807)
Total Stockholders' Deficit	(3,606,765)	(4,514,303)

Total Liabilities and Stockholders' Deficit	$2,023,126	$1,142,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three Months Ended June 30, 2022 and 2021
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Sales	$1,467,309	$1,660,257	$3,244,384	$3,431,223

Cost of Sales	1,042,379	1,156,441	2,400,817	2,413,414

Gross Profit	424,930	503,816	843,567	1,017,809

Operating Expenses
Salaries and wages	273,836	336,368	541,480	665,451
Other selling, general and administrative expenses	225,867	537,730	375,480	718,890
Total Operating Expenses	499,703	874,098	916,960	1,384,341

Loss from Operations	(74,773)	(370,282)	(73,393)	(366,532)

Other Income (Expense)
Derivative gain	77,899	542,993	364,997	1,075,360
Interest expense	(38,029)	(165,234)	(297,123)	(513,885)
Loss on conversion of notes payable	-	-	-	(58,642)
Gain on settlement of notes payable	-	297,670	-	160,164
Total Other Income (Expense)	39,870	675,429	67,874	662,997

Net Income (Loss)	$(34,903)	$305,147	$(5,519)	$296,465

Preferred stock dividends	(23,087)	(1,208)	(45,920)	(1,208)

Net Income (Loss) Available to Common Shareholders	$(57,990)	$303,939	$(51,439)	$295,257

Net Income (Loss) Per Share
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding
Basic	80,132,342	72,034,097	77,605,012	70,692,600
Diluted	80,132,342	80,740,245	77,605,012	77,787,944

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders' Deficit
For the Three and Six Months Ended June 30, 2022 and 2021
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2021	2,800,000	$259,422	-	$-	74,490,147	$74,490	$6,210,414	$331,600	$(11,130,807)	$(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common Stock and Warrants issued in connection with preferred stock	-	-	-		2,000,000	2,000	(2,000)		-	-
Dividends on Series A Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income									29,384	29,384
Balance, March 31, 2022	2,800,000	$262,529	1,000,000	$100	76,490,147	$76,490	$7,075,481	$331,600	$(11,101,423)	$(3,617,752)

Common stock issued for share payable	-	-	-	-	2,222,221	2,222	329,378	(331,600)	-	-
Common stock issued for services	-	-	-		1,389,175	1,389	67,588	-	-	68,977
Common Stock and Warrants issued in connection with preferred stock	-	-	-		670,034	670	(670)		-	-
Dividends on Series A Preferred Stock	-	3,141	-	-	-	-	(23,087)	-	-	(23,087)
Net loss									(34,903)	(34,903)
Balance, June 30, 2022	2,800,000	$265,670	1,000,000	$100	80,771,577	$80,771	$7,448,690	$-	$(11,136,326)	$(3,606,765)

Balance, December 31, 2020	-	$-	-	$-	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Common stock issued for debt conversion	-	-	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	-	-	200,000	200	71,800	-	-	72,000
Sale of common stock units	-	-	-	-	2,479,994	2,480	322,195	(136,875)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	-	-	414,930	415	140,703	-	-	141,118
Net loss	-	-	-	-	-	-	-	-	(8,682)	(8,682)

Balance, March 31, 2021	-	-	-	-	72,547,763	72,548	5,854,132	508,317	(11,134,015)	(4,699,018)

Common stock issued for services	-	-	-	-	57,895	58	6,153	-	-	6,211
Sale of common stock units	-	-	-	-	1,388,889	1,389	175,328	(176,717)	-	-
Exercise of warrants	-	-	-	-	426,136	426	(426)	-	-	-
Extinguishment of derivative liability due to conversion	-	-	-	-	-	-	72,958	-	-	72,958
Shares returned under share-lending agreement	-	-	-	-	(860,000)	(860)	860	-	-	-
Issuance of Series A preferred stock	2,800,000	252,000	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	1,208	-	-	-	-	(1,208)	-	-	(1,208)
Net loss	-	-	-	-	-	-	-	-	305,147	305,147

Balance, June 30, 2021	2,800,000	$253,208	-	$-	73,560,683	$73,561	$6,107,797	$331,600	$(10,828,868)	$(4,315,910)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(Unaudited)

	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(5,519)	$296,465
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	716	1,008
Stock-based compensation	68,977	6,211
Gain on settlement of notes payable	-	(160,164)
Loss on conversion of notes payable	-	58,642
Amortization of debt discount	56,765	433,097
Amortization of right-of-use assets	12,493	-
Interest expense from derivative issuance	141,020	-
Derivative (gain)	(364,977)	(1,075,360)
Inventory impairment	18,000	-
Net change in:
Accounts receivable	(671,521)	39,905
Inventory	(47,539)	4,922
Prepaid expenses	(58,643)	136,859
Right-of-use liabilities	(10,437)	-
Accounts payable and accrued expenses	454,962	(99,191)
Deferred revenue	(67,468)	(177,260)

Net cash used in operating activities	(472,391)	(534,866)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	570,000
Payments on convertible notes payable	(300,000)	(530,503)
Proceeds from notes payable	163,988	296,524
Payments on notes payable	(252,751)	(34,377)
Proceeds from sale of common stock units	-	250,000
Proceeds from issuance of Series A preferred stock	890,000	252,000

Net cash provided by financing activities	501,237	803,644

Net Change in Cash	28,846	268,778

Cash, Beginning of Period	344,811	489,560

Cash, End of Period	$373,657	$758,338

Cash Paid For:
Income Taxes	$-	$-
Interest	$10,212	$49,802

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$105,822	$-
Common stock issued to settle convertible notes payable	$-	$614,198
Derivative liability recognized at issuance of warrants and conversion option	$-	$493,670
Extinguishment of derivative to warrant exercise	$-	$72,958
Common stock issued for deferred finance costs	$2,670	$72,000
Common stock issued to settle share payable	$331,600	$-

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of June 30, 2022 and December 31, 2021, the Company had recorded an allowance for doubtful accounts of $74,000.

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

The June 30, 2022 and December 31, 2021 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2022 and December 31, 2021, the Company has determined that an inventory allowance of $18,800 is required and was recognized during the six months ended June 30, 2022.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of June 30, 2022, $104,303 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Machine sales	$1,157,961	$1,526,947	$2,191,084	$3,185,615
Non-machine sales	309,348	133,310	1,053,300	245,608
Total sales	$1,467,309	$1,660,257	$3,244,384	$3,431,223

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

The following table presents the effect of potential dilutive issuances for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income (loss) attributable to common stockholders	$(57,990)	$303,939	$(51,439)	$295,257
Preferred stock dividends	-	1,208	-	1,208
Derivative gain	-	(542,993)	-	(1,075,360)
Interest expense associated with convertible debt	-	155,241	-	447,791
Net income (loss) for dilutive calculation	$(57,990)	$(86,605)	(51,439)	(331,104)

Weighted average shares outstanding	80,132,342	72,034,097	77,605,012	70,692,600
Dilutive effect of preferred stock	-	1,400,000	-	1,400,000
Dilutive effect of convertible debt	-	2,469,136	-	2,469,136
Dilutive effect of common stock warrants	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	80,132,342	80,740,245	77,605,012	77,787,944

During the three and six months ended June 30, 2022, the impact of 15,189,056 warrants to purchase common stock, 2,469,136 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020, and for the three and six months ended June 30, 2021, excludes 2,222,223 related to stock unit sales in 2021 that were not yet issued. During the three and six months ended June 30, 2021, the impact of 10,968,056 warrants to purchase common stock were excluded from the calculation as their impact would be anti-dilutive. During the six months ended June 30, 2021, 2,493,827 shares issuable under convertible debt were excluded from the calculation above as their impact would be anti-dilutive.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Furniture and fixtures	$10,425	$10,425
Equipment	7,578	7,579
Trade show display	2,640	2,640
Total	20,643	20,644
Less: Accumulated depreciation	(19,887)	(19,172)
Property and equipment, net	$756	$1,472

Depreciation expense amounted to $716 and $1,008 for the six months ended June 30, 2022 and 2021, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2022	December 31, 2021

Accounts payable	$860,478	$382,925
Accrued interest	93,615	4,338
Sales tax payable	144,553	144,541
Accrued officer consulting cost	-	13,750
Other	42,223	42,221
Total Accounts payable and Accrued expenses	$1,140,869	$587,775

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	June 30, 2022	December 31, 2021

Note payable April 2020	-	35,245
SBA loan May 2020	146,348	148,093
Note payable September 2021	679,010	730,783
Total notes payable	825,358	914,121
Less: discount and deferred finance costs	(107,814)	(121,309)
Less: current portion	(144,389)	(87,774)
Long-term portion of notes payable	$573,155	705,038

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt. As of June 30, 2022 the company has repaid the balance of the note in full.

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company.

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs. As of June 30, 2022 and December 31, 2021, the Company owed a principal amount of $679,010 and $730,783 under this loan, with remaining unamortized discount of $107,814 and $121,310, respectively.

In March 2022, the Company received cash proceeds of $82,081 under an unsecured short term financing agreement. The Company repaid $5,694 per week until paid in full. This note was paid in full as of June 30, 2022. The Company entered into a second unsecured short term finance arrangement and received cash proceeds of $81,907. This agreement was repaid in full as of June 30, 2022.

The Company amortized $13,495 and $0 of debt discount and deferred finance costs to interest expense related to notes payable during the six months ended June 30, 2022 and 2021, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

June 2019 Notes, due December 21, 2022	$444,444	$444,444
June 2020 Note 1, maturing June 4, 2021	-	-
June 2020 Note 2, maturing June 24, 2021	-	-
June 2020 Note 3, maturing June 24, 2021	-	-
November 2020 Note, maturing November 23, 2021	-	-
February 2021 Note, maturing February 15, 2022	-	300,000
Total	444,444	744,444
Less: Debt discount and deferred finance costs on short-term convertible notes	-	(43,269)
Less: Current convertible notes payable, net of discount	(444,444)	(701,175)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by December 31, 2021 and 2,777,778 were part of the subscriptions payable liability balance of $499,999 as of June 30, 2022. See Note 7.

Following two previous extensions and on July 9, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2021. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The original balance of this note was $675,000. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note. The Company repaid the remaining 300,000 of principal on this note during the six months ended June 30, 2022.

The Company amortized $43,270 and $433,097 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the six months ended June 30, 2022 and 2021, respectively. Accrued interest on notes payable and convertible notes payable was $93,615 and $4,338 as of June 30, 2022 and December 31, 2021, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of June 30, 2022
	Conversion Option	Warrants

Volatility	74.86%	67.92-97.57%
Dividend Yield	0%	0%
Risk-free rate	2.51%	2.92-3.01%
Expected term	0.5 year	0.5-5 years
Stock price	$0.0325	$0.0325
Exercise price	$0.18	$0.18-0.30
Derivative liability fair value	$-	$101,832

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2022:

Fair value as of December 31, 2021	$325,808
Fair value on the date of issuance of new derivatives	141,020
Extinguishment due to repayment of debt	(7,655)
Gain on change in fair value of derivatives	(357,342)
Fair value as of June 30, 2022	$101,831

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes extinguishments due to repayments and the change in fair value of derivatives, with the Company recognizing a total gain of $364,977 and $1,075,360 during the six months ended June 30, 2022 and 2021, respectively.

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

During the years ended December 31, 2021 and 2020, the Company sold common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. As of June 30, 2022 and December 31, 2021 there were zero and 2,222,223 shares remaining to be issued related to common stock units, respectively.

As of June 30, 2022 and December 31, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets, with 2,160,494 of those shares remaining to be issued to Mark Adams, CEO, and David Hall, EVP of Sales. See Note 6.

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

The Company accrued $6,248 in dividends on the Series A Preferred Stock for the six months ended June 30, 2022. The redemption value of the Series A Preferred Stock as of June 30, 2022 and December 31, 2021 was $265,670 and $259,422, reflected as temporary equity on the Company’s consolidated balance sheet.

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

During the six months ended June 30, 2022, the Company sold a total of 1,000,000 shares of Series B to two investors for net cash proceeds of $885,000 after closing costs of $115,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years. The Company also issued 2,670,034 shares of common stock with a fair value of $139,800 to the investors, which were recorded as a cost of capital. The Company granted to the investors the piggy-back registration rights.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2021	11,189,056	$2,646,044	$0.24
Granted	4,000,000	800,000	0.20
Exercised	-	-	-
Forfeited and cancelled	-	-	-
Outstanding at June 30, 2022	15,189,056	$3,446,044	$0.23

The weighted average remaining contractual life is approximately 2.42 years for stock warrants outstanding with no intrinsic value of as of June 30, 2022. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, and David Hall, EVP of Sales invested in the June 2019 Notes. Mark Adams and David Hall contributed $250,000 and $100,000 respectively, and converted their debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 and 555,555, respectively, that have not yet to be issued. Mark Adams and David Hall will also receive an additional 154,321 and 61,728 shares of common stock once the shares are issued. Those shares were in subscriptions payable and presented on the balance sheet. See Notes 6 and 7.

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

The components of lease cost for operating leases for the six months ended June 30, 2022 and 2021 were as follows:

	Six months ended
	June 30, 2022	June 30, 2021
Operating lease cost	$16,757	$-
Short-term lease cost	34,274	54,398
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$51,031	$54,398

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

Lease Position	June 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$93,329	$-
Right of use liability operating lease current portion	$31,593	$-
Right of use liability operating lease long term	63,792	-
Total operating lease liabilities	$95,385	$-

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 2.67 years.

The following table provides the maturities of lease liabilities at June 30, 2022:

Operating
Leases
2022 (Six months remaining)	$19,602
2023	40,511
2024	42,123
2025	7,065
2026 and thereafter	-
Total future undiscounted lease payments	109,301
Less: Interest	(13,916)
Present value of lease liabilities	$95,385

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

Overview

Total revenue was $1.47 million during the second quarter of 2022, down 12% compared to the same quarter in 2021, primarily due to we could not receive enough inventory to sell caused by China’s COVID-19 lockdown. The company issued equity compensation of $68,977, a non-cash item, during the second quarter of 2022.

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

Cost of Revenue

Cost of revenue represents costs directly related to supplies and materials, machines, freight and delivery, commissions, printing, packaging and other costs.

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

Results of Operations – Three-month Periods

Comparison for the three-month periods ended June 30, 2022 and 2021:

Revenue

Total revenue during the three months ended June 30, 2022 was $1,467,309 (comprised of machine sales of $1,157,961 and non-machine sales of $309,348), compared to the three months ended June 30, 2021 that generated sales of $1,660,257 (comprised of machine sales of $1,526,947 and non-machine sales of $133,310). The lockdown of major cities in China due to Covid-19 during the first and second quarters of 2022 caused shipping issues of our products from China to the U.S. and adversely impacted our ability to fulfill customers’ orders. However, lower machine sales were offset by higher cartridge sales driven by our strong execution of strategic partnerships that drive recurring cartridge revenue.

Cost of Revenue

Total cost of revenue was $1,042,379 during the three months ended June 30, 2022, compared to the three months ended June 30, 2021 that had a cost of revenue of $1,156,441. Our gross margin percentage slightly decreased from 30% for the three months ended June 30, 2021 to 29% for the three months ended June 30, 2022.

Operating Expenses

Operating expenses during the three months ended June 30, 2022 decreased to $499,703 (comprised of Salaries of $273,836 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $225,867), compared to the three months ended June 30, 2021 that produced $874,098 (comprised of Salaries of $336,368 and Other SG&A expenses of $537,730).

During the three months ended June 30, 2022, operating expenses included a one-time non-cash equity compensation of $68,977. During the three months ended June 30, 2021, operating expenses included a one-time $219,606 payment to an insurance underwrite to cover previous 12-month period (“Extended Period Coverage”) when the Company renew its Directors and Officers Liability Insurance (D&O Insurance).

Loss from Operations

Total loss from operations was $74,773 during the three months ended June 30, 2022, compared to $370,282 for the three months ended June 30, 2021.

Derivative Gain / (Loss)

Derivative gain, a non-cash item, was $77,899 during the three months ended June 30, 2022, due to the fair value change of the debt and warrants driven by the stock price change between March 31, 2022 and June 30, 2022, compared to $542,993 during the three months ended June 30, 2021.

Interest Expense

Interest expense was $38,029 during the three months ended June 30, 2022, compared to $165,234 during the three months ended June 30, 2021, primarily due to the amortization of debt discount of the Notes, a non-cash item.

Gain on Settlement of Notes Payable

Gain on settlement of notes payable, a non-cash item, was $0 during the three months ended June 30, 2022, compared to $297,607 during the three months ended June 30, 2021.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable, a non-cash item, were both $0 during the three months ended June 30, 2022 and the three months ended June 30, 2021.

Net Income / (Loss)

Net loss was $34,903 during the three months ended June 30, 2022, compared to a net income of $305,147 during the three months ended June 30, 2021.

Results of Operations – Six-month Periods

Comparison for the six-month periods ended June 30, 2022 and 2021:

Revenue

Total revenue during the six months ended June 30, 2022 was $3,244,384 (comprised of machine sales of $2,191,084 and non-machine sales of $1,053,300), compared to the six months ended June 30, 2021 that generated sales of $3,431,223 (comprised of machine sales of $3,185,615 and non-machine sales of $245,608). As described above, despite a supply chain constrain, we managed the business by our strong execution of strategic partnerships that drive recurring cartridge revenue.

Cost of Revenue

Total cost of revenue was $2,400,817 during the six months ended June 30, 2022, compared to the six months ended June 30, 2021 that had a cost of revenue of $2,413,414. Due to a more diversified product portfolio, our gross margin percentage decreased from 30% for the six months ended June 30, 2021 to 26% for the six months ended June 30, 2022.

Operating Expenses

Operating expenses during the six months ended June 30, 2022 decreased to $916,960 (comprised of Salaries of $541,480 and Other SG&A expenses of $375,480, compared to the six months ended June 30, 2021 that produced $1,384,341 (comprised of Salaries of $665,451 and Other SG&A expenses of $718,890).

As described above, both the three months ended June 30, 2022 and 2021 included one-time expenses.

Loss from Operations

Total loss from operations was $73,393 during the six months ended June 30, 2022, compared to $366,532 for the six months ended June 30, 2021.

Derivative Gain / (Loss)

Derivative gain, a non-cash item, was $364,997 during the six months ended June 30, 2022, due to the fair value change of the debt and warrants driven by the stock price change between December 31, 2021 and June 30, 2022, compared to $1,075,360 during the six months ended June 30, 2021.

Interest Expense

Interest expense was $297,123 during the six months ended June 30, 2022, compared to $513,885 during the six months ended June 30, 2021, primarily due to the amortization of debt discount of the Notes, a non-cash item.

Gain on Settlement of Notes Payable

Gain on settlement of notes payable, a non-cash item, was $0 during the six months ended June 30, 2022, compared to $160,164 during the six months ended June 30, 2021.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable, a non-cash item, was $0 during the six months ended June 30, 2022, compared to $58,642 during the six months ended June 30, 2021.

Net Income / (Loss)

Net loss was $5,519 during the six months ended June 30, 2022, compared to a net income of $296,465 during the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of $373,657. During the six months ended June 30, 2022, we have financed our operations principally through receipts of customer payments, short-term debt of $163,988, and issuance of preferred stock of $890,000.

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

During the six months ended June 30, 2022, net cash used in operating activities was $472,391, compared to $534,866 during the six months ended June 30, 2021.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the six months ended June 30, 2022, the Company received $890,000 in proceeds from issuance of Series B Preferred Stock and $163,988 in proceeds from short-term debt and made payments of $300,000 of convertible debt and $252,751 of non-convertible debt.

During the six months ended June 30, 2021, the Company received $570,000 in proceeds from convertible debt, $296,524 in proceeds from non-convertible debt, $252,000 in proceeds from issuance of Series A Preferred Stock, and $250,000 in proceeds from sale of common stock, and made payments of $530,503 of convertible debt and $34,377 of non-convertible debt.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2022 and the year ended December 31, 2021, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

COVID-19 Impact

Our business and operating results for 2020 to the first half of 2022 have been impacted by the COVID-19 pandemic. We expect improvements throughout 2022.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022

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

JACKSAM CORPORATION

Dated: August 15, 2022	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: August 15, 2022	By:	/s/ Steven Duo
Steven Duo
Chief Financial Officer

