Form 10-Q
period 2022-09-30
Jacksam Corp
filed 2022-11-15
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, the registrant had 81,088,719 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$298,780	$344,811
Accounts receivable, net	874,307	591,169
Inventory, net	208,457	196,712
Prepaid expenses	94,379	8,600
Total Current Assets	1,475,923	1,141,292

Property and equipment, net	613	1,472
Right of use asset - operating lease	85,597	-

Total Assets	$1,562,133	$1,142,764

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$1,010,234	$641,690
Accrued dividends	59,835	-
Deferred revenue	147,772	171,771
Convertible notes payable, current portion (net of discount $0 and $43,269, respectively)	444,444	701,175
Notes payable, current portion	112,324	87,774
Right of use liability - operating lease, current portion	32,785	-
Derivative liability	31,098	325,808
Accrued liabilities - other	2,220,175	2,264,390
Subscription payable	499,999	499,999
Total Current Liabilities	4,558,666	4,692,607

Notes payable, net of current portion (net of discount $100,955 and $121,310, respectively)	620,028	705,038
Right of use liability - operating lease	55,121	-
Total Liabilities	5,233,815	5,397,645

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	268,846	259,422

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	100	-
Common stock - 200,000,000 authorized, $0.001 par value, 81,088,719 and 74,490,147 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	81,088	74,490
Additional paid-in capital	7,433,033	6,210,414
Shares payable, consisting of 0 and 2,222,223 shares of common shares as of September 30, 2022 and December 31, 2021	-	331,600
Accumulated deficit	(11,454,749)	(11,130,807)
Total Stockholders' Deficit	(3,940,528)	(4,514,303)

Total Liabilities and Stockholders' Deficit	$1,562,133	$1,142,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales	$492,891	$1,949,392	$3,737,275	$5,380,615

Cost of Sales	431,454	1,354,084	2,832,271	3,767,498

Gross Profit	61,437	595,308	905,004	1,613,117

Operating Expenses
Salaries and wages	222,731	324,009	764,211	989,460
Other selling, general and administrative expenses	174,832	257,639	550,312	976,528
Total Operating Expenses	397,563	581,648	1,314,523	1,965,988

Income (Loss) from Operations	(336,126)	13,660	(409,519)	(352,871)

Other Income (Expense)
Derivative gain	70,733	95,882	435,730	1,171,242
Interest expense	(53,030)	(221,865)	(350,153)	(735,750)
Loss on conversion of notes payable	-	-	-	(58,642)
Gain on settlement of notes payable	-	-	-	160,164
Total Other Income (Expense)	17,703	(125,983)	85,577	537,014

Net Income (Loss)	$(318,423)	$(112,323)	$(323,942)	$184,143

Preferred stock dividends	(23,340)	(3,107)	(69,260)	(4,315)

Net Income (Loss) Available to Common Shareholders	$(341,763)	$(115,430)	$(393,202)	$179,828

Net Income (Loss) Per Share
Basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Shares Outstanding
Basic	80,855,219	73,645,455	78,700,014	71,490,810
Diluted	80,855,219	73,645,455	78,700,014	76,522,446

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders' Deficit
For the Three and Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2021	2,800,000	$259,422	-	$-	74,490,147	$74,490	$6,210,414	$331,600	$(11,130,807)	$(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	2,000,000	2,000	(2,000)	-	-	-
Dividends on Series A Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	29,384	29,384
Balance, March 31, 2022	2,800,000	262,529	1,000,000	100	76,490,147	76,490	7,075,481	331,600	(11,101,423)	(3,617,752)

Common stock issued for share payable	-	-	-	-	2,222,221	2,222	329,378	(331,600)	-	-
Common stock issued for services	-	-	-	-	1,389,175	1,389	67,588	-	-	68,977
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	670,034	670	(670)	-	-	-
Dividends on Series A Preferred Stock	-	3,141	-	-	-	-	(23,087)	-	-	(23,087)
Net loss	-	-	-	-	-	-	-	-	(34,903)	(34,903)
Balance, June 30, 2022	2,800,000	265,670	1,000,000	100	80,771,577	80,771	7,448,690	-	(11,136,326)	(3,606,765)

Common stock issued for services	-	-	-		317,142	317	7,683	-	-	8,000
Dividends on Series A Preferred Stock	-	3,176	-	-	-	-	(23,340)	-	-	(23,340)
Net loss									(318,423)	(318,423)
Balance, September 30, 2022	2,800,000	$268,846	1,000,000	$100	81,088,719	$81,088	$7,433,033	$-	$(11,454,749)	$(3,940,528)

Balance, December 31, 2020	-	$-	-	$-	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Common stock issued for debt conversion	-	-	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	-	-	200,000	200	71,800	-	-	72,000
Sale of common stock units	-	-	-	-	2,479,994	2,480	322,195	(136,875)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	-	-	414,930	415	140,703	-	-	141,118
Net loss	-	-	-	-	-	-	-	-	(8,682)	(8,682)
Balance, March 31, 2021	-	-	-	-	72,547,763	72,548	5,854,132	508,317	(11,134,015)	(4,699,018)

Common stock issued for services	-	-	-	-	57,895	58	6,153	-	-	6,211
Sale of common stock units	-	-	-	-	1,388,889	1,389	175,328	(176,717)	-	-
Exercise of warrants	-	-	-	-	426,136	426	(426)	-	-	-
Extinguishment of derivative liability due to conversion	-	-	-	-	-	-	72,958	-	-	72,958
Shares returned under share-lending agreement	-	-	-	-	(860,000)	(860)	860	-	-	-
Issuance of Series A preferred stock	2,800,000	252,000	-	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	1,208	-	-	-	-	(1,208)	-	-	(1,208)
Net loss	-	-	-	-	-	-	-	-	305,147	305,147
Balance, June 30, 2021	2,800,000	253,208	-	-	73,560,683	73,561	6,107,797	331,600	(10,828,868)	(4,315,910)

Common stock issued for services	-	-	-	-	85,714	86	8,931	-	-	9,017
Dividends on Series A preferred stock	-	3,107	-	-	-	-	(3,107)	-	-	(3,107)
Net loss	-	-	-	-	-	-	-	-	(112,323)	(112,323)
Balance, September 30, 2021	2,800,000	$256,315	-	$-	73,646,397	$73,647	$6,113,621	$331,600	$(10,941,191)	$(4,422,323)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(Unaudited)

	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$(323,942)	$184,143
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	859	1,512
Stock-based compensation	76,977	15,228
Gain on settlement of notes payable	-	(160,164)
Loss on conversion of notes payable	-	58,642
Amortization of debt discount	63,625	599,052
Amortization of right-of-use assets	20,225	-
Interest expense from derivative issuance	141,020	-
Derivative (gain) loss	(435,730)	(1,171,242)
Inventory impairment	18,800	-
Net change in:
Accounts receivable	(283,138)	(337,912)
Inventory	(30,545)	(42,326)
Prepaid expenses	(85,779)	134,609
Right-of-use liabilities	(17,916)	-
Accounts payable and accrued expenses	324,327	34,614
Deferred revenue	(23,999)	(325,486)

Net cash used in operating activities	(555,216)	(1,009,330)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	570,000
Payments on convertible notes payable	(300,000)	(905,503)
Payments on debt issuance costs	-	(5,000)
Proceeds from notes payable	231,194	1,024,024
Payments on notes payable	(312,009)	(53,605)
Proceeds from sale of common stock units	-	250,000
Proceeds from issuance of Series A preferred stock	890,000	252,000

Net cash provided by financing activities	509,185	1,131,916

Net Change in Cash	46,031	122,586

Cash, Beginning of Period	344,811	489,560

Cash, End of Period	$298,780	$612,146

Cash Paid For:
Income Taxes	$-	$-
Interest	$13,709	$118,732

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$105,822	$-
Common stock issued to settle convertible notes payable	$-	$614,198
Derivative liability recognized at issuance of warrants and conversion option	$-	$493,670
Extinguishment of derivative to warrant exercise	$-	$72,958
Common stock issued for deferred finance costs	$2,670	$72,000
Common stock issued to settle share payable	$331,600	$-

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of September 30, 2022 and December 31, 2021, the Company had recorded an allowance for doubtful accounts of $74,000.

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

The September 30, 2022 and December 31, 2021 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2022 and December 31, 2021, the Company has determined that an inventory allowance of $18,800 is required and was recognized during the nine months ended September 30, 2022.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of September 30, 2022, $147,772 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Machine sales	$225,335	$1,280,139	$2,416,419	$4,465,754
Non-machine sales	267,556	699,253	1,320,856	914,861
Total sales	$492,891	$1,949,392	$3,737,275	$5,380,615

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

The following table presents the effect of potential dilutive issuances for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income (loss) attributable to common stockholders	$(341,763)	$(115,430)	$(393,202)	$179,828
Preferred stock dividends	-	-	-	4,315
Derivative gain	-	-	-	(1,171,242)
Interest expense associated with convertible debt	-	-	-	715,401
Net income (loss) for dilutive calculation	$(341,763)	$(115,430)	(393,202)	(271,698)

Weighted average shares outstanding	80,855,219	73,645,455	78,700,014	71,490,810
Dilutive effect of preferred stock	-	-	-	1,400,000
Dilutive effect of convertible debt	-	-	-	3,969,136
Dilutive effect of common stock warrants	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	80,855,219	73,645,455	78,700,014	76,859,946

During the three and nine months ended September 30, 2022, the impact of 14,279,965 warrants to purchase common stock, 2,469,136 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020. During the three and nine months ended September 30, 2021, the impact of 11,189,056 warrants to purchase common stock were excluded from the calculation as their impact would be anti-dilutive. During the nine months ended September 30, 2021, 3,969,136 shares issuable under convertible debt were excluded from the calculation above as their impact would be anti-dilutive.

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

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the SEC, and the payment of expenses associated with operations and business developments. The Company is projected to experience a cash shortfall and be required to raise additional capital.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,031)	(19,172)
Property and equipment, net	$613	$1,472

Depreciation expense amounted to $859 and $1,512 for the nine months ended September 30, 2022 and 2021, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2022	December 31, 2021

Accounts payable	$687,170	$382,925
Accrued dividends	59,835	4,338
Sales tax payable	144,553	144,541
Accrued officer consulting cost	-	13,750
Other	42,223	42,221
Total Accounts payable and Accrued expenses	$1,070,069	$641,690

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	September 30, 2022	December 31, 2021

Note payable April 2020	-	35,245
SBA loan May 2020	145,555	148,093
Note payable September 2021	679,010	730,783
Note payable September 2022	29,212	-
Total notes payable	833,307	914,121
Less: discount and deferred finance costs	(100,955)	(121,309)
Less: current portion	(112,324)	(87,774)
Long-term portion of notes payable	$620,028	705,038

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt. As of September 30, 2022 the company has repaid the balance of the note in full.

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of September 30, 2022 and December 31, 2021, the Company owed a principal amount of $145,555 and $148,093 under this loan.

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs. As of September 30, 2022 and December 31, 2021, the Company owed a principal amount of $658,540 and $730,783 under this loan, with remaining unamortized discount of $100,955 and $121,309, respectively.

In March 2022, the Company received cash proceeds of $82,081 under an unsecured short term financing agreement. The Company repaid $5,694 per week until repaid in full. This note was repaid in full as of September 30, 2022. The Company entered into a second unsecured short term finance arrangement and received cash proceeds of $81,907. This agreement was repaid in full as of September 30, 2022.  The Company entered into three additional unsecured short term finance arrangements and received total cash proceeds of $67,206. The Company has repaid two of the advances in full and has a remaining balance of $29,212 on the remaining advance as of September 30, 2022.

The Company amortized $20,355 and $16 of debt discount and deferred finance costs to interest expense related to notes payable during the nine months ended September 30, 2022 and 2021, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

June 2019 Notes, due December 21, 2022	$444,444	$444,444
June 2020 Note 1, maturing June 4, 2021	-	-
June 2020 Note 2, maturing June 24, 2021	-	-
June 2020 Note 3, maturing June 24, 2021	-	-
November 2020 Note, maturing November 23, 2021	-	-
February 2021 Note, maturing February 15, 2022	-	300,000
Total	444,444	744,444
Less: Debt discount and deferred finance costs on short-term convertible notes	-	(43,269)
Less: Current convertible notes payable, net of discount	(444,444)	(701,175)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by December 31, 2021 and 2,777,778 were part of the subscriptions payable liability balance of $499,999 as of September 30, 2022. See Note 7.

Following two previous extensions and on July 9, 2021, the holder of $444,444 of the notes agreed to extend the repayment period to December 31, 2021. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The original balance of this note was $675,000. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note. The Company repaid the remaining $300,000 of principal on this note during the nine months ended September 30, 2022.

The Company amortized $43,270 and $599,052 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the nine months ended September 30, 2022 and 2021, respectively. Accrued interest on notes payable and convertible notes payable was $136,289 and $4,338 as of September 30, 2022 and December 31, 2021, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants with reset provisions were estimated using a binomial model with the following assumptions:

	As of September 30, 2022
	Conversion Option	Warrants

Volatility	69.26%	69.26-105.11%
Dividend Yield	0%	0%
Risk-free rate	3.92%	3.92-4.06%
Expected term	0.5 year	0.5-4.5 years
Stock price	$0.018	$0.018
Exercise price	$0.18	$0.18-0.30
Derivative liability fair value	$-	$31,098

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2022:

Fair value as of December 31, 2021	$325,808
Fair value on the date of issuance of new derivatives	141,020
Extinguishment due to repayment of debt	(7,655)
Gain on change in fair value of derivatives	(428,075)
Fair value as of September 30, 2022	$31,098

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes extinguishments due to repayments and the change in fair value of derivatives, with the Company recognizing a total gain of $435,730 and $1,171,242 during the nine months ended September 30, 2022 and 2021, respectively.

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

During the years ended December 31, 2021 and 2020, the Company sold common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. During the nine months ended September 30, 2022 the Company issued 2,222,221 shares to settle the outstanding share payable. As of September 30, 2022 and December 31, 2021 there were zero and 2,222,221 shares remaining to be issued related to common stock units, respectively.

As of September 30, 2022 and December 31, 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets, with 2,160,494 of those shares remaining to be issued to Mark Adams, CEO, and another investor. See Note 6.

During the nine months ended September 30, 2022, the Company issued 1,389,175 shares for services with a fair value of $68,977.

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

On May 26, 2021, the Company, entered into a subscription agreement (the “Preferred Stock Agreement”) with Mark Adams, Chief Executive Officer, President, and a member of Board of Directors of the Company. Mark Adams paid $126,000 to purchase 1,400,000 shares of the Series A Preferred Stock, at a price per share of $0.09. Scott Wessler, former Chairman of Board of Directors of the Company, paid $126,000 to purchase 1,400,000 shares of the Series A Preferred Stock, at a price per share of $0.09.

The Company accrued $9,424 in dividends on the Series A Preferred Stock for the nine months ended September 30, 2022. The redemption value of the Series A Preferred Stock as of September 30, 2022 and December 31, 2021 was $268,846 and $259,422, reflected as temporary equity on the Company’s consolidated balance sheet.

Series B Convertible Preferred Stock

In February 2022, the Company designated 1,000,000 shares of Series B Convertible Preferred Stock (“Series B”). The Series B has a par value of $0.0001 per share, a stated value of $1.00 per share and carries a dividend of 8.0%. The Series B are convertible into shares of common stock at a price of $0.06 per share, and contains an exercise price reset provision in the event of dilutive issuances of common stock or any common stock equivalent by the Company with a price below the exercise price.

The Series B holders do not have voting rights on matters other than those related to amending the certificate of incorporation of the Series B, altering voting or other powers of the Series B, or redemption or acquisition of outstanding Series B. For a period of one year following closing of the Series B funding, the Company may not authorize or create any class of stock that is senior to the Series B with respect to dividends, redemption or distribution of assets upon Liquidation. In the event of liquidation of the Company, the Series B holders shall be paid 125.0% of the Stated value plus 125.0% of any unpaid dividends.

During the nine months ended September 30, 2022, the Company sold a total of 1,000,000 shares of Series B to two investors for net cash proceeds of $885,000 after closing costs of $115,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years. The Company also issued 2,670,034 shares of common stock with a fair value of $139,800 to the investors, which were recorded as a cost of capital. The Company granted to the investors the piggy-back registration rights.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2021	11,189,056	$2,646,044	$0.24
Granted	4,000,000	800,000	0.20
Exercised	-	-	-
Less: forfeited and cancelled	(909,091)	(500,000)	0.55
Outstanding at September 30, 2022	14,279,965	$2,946,044	$0.21

The weighted average remaining contractual life is approximately 2.26 years for stock warrants outstanding with no intrinsic value of as of September 30, 2022. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, invested in the June 2019 Notes. Mark Adams contributed $250,000 and converted his debt during the year ended December 31, 2020 into shares of common stock of 1,388,885 that have not yet to be issued. Mark Adams will also receive an additional 15,432 shares of common stock once the shares are issued. Those shares were in subscriptions payable and presented on the balance sheet. See Notes 6 and 7.

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

The components of lease cost for operating leases for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended
	September 30, 2022	September 30, 2021
Operating lease cost	$26,811	$-
Short-term lease cost	24,220	82,668
Variable lease cost	-	-
Sublease income	-	-
Total lease cost	$51,031	$82,668

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

Lease Position	September 30, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$85,597	$-
Right of use liability operating lease current portion	$32,785	$-
Right of use liability operating lease long term	55,121	-
Total operating lease liabilities	$87,906	$-

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 2.42 years.

The following table provides the maturities of lease liabilities at September 30, 2022:

Operating
Leases
2022 (Three months remaining)	$9,801
2023	40,511
2024	42,123
2025	7,065
2026 and thereafter	-
Total future undiscounted lease payments	99,500
Less: Interest	(11,594)
Present value of lease liabilities	$87,906

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

Overview

From late August to September of 2022, we experienced a slowdown in sales. Our customers adjusted their capital equipment spending timeline due to capital funding constrains. Our total revenue was $0.5 million during the third quarter of 2022, down 75% compared to the same quarter in 2021. Our gross margin declined to 12% during the quarter largely due to a one-time write-off of uncollectable accounts receivable and an unfavorable product mix. And our business turned from an operating profitable status to an operating loss of $336,126. From the cost reduction perspective, we managed to reduce our payroll cost by 31% compared to the same quarter in 2021 and negotiated lower freight costs with our vendors.

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

Results of Operations – Three-month Periods

Comparison for the three-month periods ended September 30, 2022 and 2021:

Revenue

Total revenue during the three months ended September 30, 2022 was $492,891 (comprised of machine sales of $225,335 and non-machine sales of $267,556), compared to the three months ended September 30, 2021 that generated sales of $1,949,392 (comprised of machine sales of $1,280,139 and non-machine sales of $699,253).

Cost of Revenue

Total cost of revenue was $431,454 during the three months ended September 30, 2022, compared to the three months ended September 30, 2021 that had a cost of revenue of $1,354,084. Our gross margin percentage decreased from 31% for the three months ended September 30, 2021 to 12% for the three months ended September 30, 2022. The decline in gross margin percentage was largely due to a one-time write-off of uncollectable accounts receivable and an unfavorable product mix.

Operating Expenses

Operating expenses during the three months ended September 30, 2022 decreased to $397,563 (comprised of Salaries of $222,731 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $174,832), compared to the three months ended September 30, 2021 that produced $581,648 (comprised of Salaries of $324,009 and Other SG&A expenses of $257,639).

Loss / Income from Operations

Total loss from operations was $336,126 during the three months ended September 30, 2022, compared to an income from operations of $13,660 for the three months ended September 30, 2021.

Derivative Gain

Derivative gain, a non-cash item, was $70,733 during the three months ended September 30, 2022, due to the fair value change of the debt and warrants driven by the stock price change between June 30, 2022 and September 30, 2022, compared to $95,882 during the three months ended September 30, 2021.

Interest Expense

Interest expense was $53,030 during the three months ended September 30, 2022, compared to $221,865 during the three months ended September 30, 2021, primarily due to a reduction of the amortization of debt discount of the Notes, a non-cash item.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable, a non-cash item, were both $0 during the three months ended September 30, 2022 and September 30, 2021.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable, a non-cash item, were both $0 during the three months ended September 30, 2022 and the three months ended September 30, 2021.

Net Loss

Net loss was $318,423 during the three months ended September 30, 2022, compared to $112,323 during the three months ended September 30, 2021.

Results of Operations – Nine-month Periods

Comparison for the nine-month periods ended September 30, 2022 and 2021:

Revenue

Total revenue during the nine months ended September 30, 2022 was $3,737,275 (comprised of machine sales of $2,416,419 and non-machine sales of $1,320,856), compared to the nine months ended September 30, 2021 that generated sales of $5,380,615 (comprised of machine sales of $4,465,754 and non-machine sales of $914,861).

Cost of Revenue

Total cost of revenue was $2,832,271 during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 that had a cost of revenue of $3,767,498. Due to a more diversified product portfolio, our gross margin percentage decreased from 30% for the nine months ended September 30, 2021 to 24% for the nine months ended September 30, 2022.

Operating Expenses

Operating expenses during the nine months ended September 30, 2022 decreased to $1,314,523 (comprised of Salaries of $764,211 and Other SG&A expenses of $550,312, compared to the nine months ended September 30, 2021 that produced $1,965,988 (comprised of Salaries of $989,460 and Other SG&A expenses of $976,528).

During the nine months ended September 30, 2022, operating expenses included a one-time non-cash equity compensation of $76,977. During the nine months ended September 30, 2021, operating expenses included a one-time $219,606 payment to an insurance underwrite to cover previous 12-month periods (“Extended Period Coverage”) when the Company renew its Directors and Officers Liability Insurance (D&O Insurance).

Loss from Operations

Total loss from operations was $409,519 during the nine months ended September 30, 2022, compared to $352,871 for the nine months ended September 30, 2021.

Derivative Gain

Derivative gain, a non-cash item, was $435,730 during the nine months ended September 30, 2022, due to the fair value change of the debt and warrants driven by the stock price change between December 31, 2021 and September 30, 2022, compared to $1,171,242 during the nine months ended September 30, 2021.

Interest Expense

Interest expense was $350,153 during the nine months ended September 30, 2022, compared to $735,750 during the nine months ended September 30, 2021, primarily due to the amortization of debt discount of the Notes, a non-cash item.

Loss on Settlement of Notes Payable

Loss on settlement of notes payable, a non-cash item, was $0 during the nine months ended September 30, 2022, compared to $160,164 during the nine months ended September 30, 2021.

Loss on Conversion of Notes Payable

Loss on conversion of notes payable, a non-cash item, was $0 during the nine months ended September 30, 2022, compared to $58,642 during the nine months ended September 30, 2021.

Net Income / (Loss)

Net loss was $323,942 during the nine months ended September 30, 2022, compared to a net income of $184,143 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of $298,780. During the nine months ended September 30, 2022, we have financed our operations principally through receipts of customer payments, short-term debt of $231,194, and issuance of preferred stock of $890,000.

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

During the nine months ended September 30, 2022, net cash used in operating activities was $555,216, compared to $1,009,330 during the nine months ended September 30, 2021.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the nine months ended September 30, 2022, the Company received $890,000 in proceeds from issuance of Series B Preferred Stock and $231,194 in proceeds from short-term debt and made payments of $300,000 of convertible debt and $312,009 of non-convertible debt.

During the nine months ended September 30, 2021, the Company received $570,000 in proceeds from convertible debt, $1,024,024 in proceeds from non-convertible debt, $252,000 in proceeds from issuance of Series A Preferred Stock, and $250,000 in proceeds from sale of common stock, and made payments of $905,503 of convertible debt, $5,000 of debt issuance costs, and $53,605 of non-convertible debt.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2022 and the year ended December 31, 2021, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

COVID-19 Impact

Our business and operating results for 2020 to 2022 have been impacted by the COVID-19 pandemic. We expect improvements throughout 2022 and 2023.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022

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

JACKSAM CORPORATION

Dated: November 15, 2022	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer

Dated: November 15, 2022	By:	/s/ Steven Duo
Steven Duo
Chief Financial Officer

