Form 10-K
period 2022-12-31
Jacksam Corp
filed 2023-04-17
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $0.03 per common share on June 30, 2022 was approximately $2.42 million.

As of April 12, 2023, there were 81,088,719 shares of company’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Jacksam Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation:

•	market acceptance of our key products, primarily our 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, PreRoll-ER pre-roll & cone filling machine, and cartridges;

•	U.S. Federal and foreign regulation of cannabis laws;

•	litigation by States affected by cannabis legalization;

•	our customers’ ability to access the services of banks;

•	competition from existing technologies or products, or new technologies and products that may emerge;

•	the implementation of our business model and strategic plans for our business;

•	estimates of our future revenue, expenses, capital requirements and our need for additional financing;

•	our financial performance;

•	inventory supply of our machines and cartridges made in China, subject to the impact of the COVID-19;

•	developments relating to our competitors; and

•	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

PART I

Item 1. Business

Company and Product Overview

Jacksam Corporation dba Convectium is a technology company focused on developing and commercializing products of vaporizer cartridge filling & capping, pre-roll filling, and automation systems. We service the medical and recreational cannabis, hemp, and CBD segments of the larger e-cigarette, vaporizer, and pre-roll markets. Our product line primarily consists of the 710 Shark cartridge filling machine, the 710 Captain cartridge capping machine, the “PreRoll-ER” automated pre-roll & cone filling machine, and cartridges.

Our 710 Shark cartridge filling machine is now on its eighth version. The 710 Shark has pneumatic motor system, oil heating mechanics, and automation software system. It can inject oil into various cartridges (glass, plastic and PODS), while also having the capability to fill bottles and other form factors. It can fill 100 traditional cartridges in approximately 60 seconds. The 710 Shark is currently produced in China and can be upgraded in our California facility to an UL Certification version. UL stands for Underwriter Laboratories, a third party product safety certification company in the U.S.

Our 710 Captain cartridge capping machine is designed to affix caps to the cartridges filled by our 710 Shark filling machines and matches their production capacity of 100 cartridges in approximately 30 seconds. It is pneumatically operated.

In 2019, we entered into a strategic partnership with Jupiter Research, a subsidiary of TILT Holdings. This partnership enabled our company to distribute Jupiter Research’s C-Cell cartridges and enabled Jupiter Research to distribute our filling and capping machines under a profit-sharing agreement.

In 2019, as the first company in our industry, we introduced a pre-racked tray solution to the market. Our customers will receive boxes of trays preloaded with empty cartridges. Using our automated machines, our customers can finish filling and capping 100 cartridges in less than 2 minutes. As the last step, our customers made new orders, and boxed of pre-racked cartridges will be delivered to their facilities. Customers using our pre-racked tray solution together with our automated capping and filling machines can save significant production time and labor cost, compared to using the traditional hand filling method or using our competitors’ machines.

In 2020, we entered into a strategic partnership with 14th Round Inc, a California based leading cartridge company specialized in high-end and customizable cartridges. The partnership highlights the sales force collaboration, equipment R&D collaboration, and marketing collaborations.

In 2020, we also introduced the PreRoll-Er pre-roll filling machine to the U.S. market. The PreRoll-ER is the result of 30 months of research and development. Capable of replacing the work of 10-15 employees, the PreRoll-ER can produce up to 900 cones per hour. The machine has a highly sophisticated system of tamping, twisting, weighing and cutting the cones to a precise and uniform specification. It is manufactured in Montreal, Canada and is one of the leading automated pre-roll machines in the marketplace.

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

Products Details

Our principal products include the 710 Shark cartridge filling machine, 710 Captain cartridge capping machine, PreRoll-ER pre-roll filling machine, and cartridges.

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

Research and Development

Our research and development team was originally formed by Jacksam’s founder, Daniel Davis, and three employed engineers. The founder and three engineers separated from the Company.

Employees

Presently, we have seven full-time employees and hire consultants and outsourced service providers. Two employees are engaged in sales and business development, two employees are engaged in research and development and engineering, and three are engaged in business operations including project management, manufacturing, logistics, marketing, finance and accounting, and general management and administration.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include Risk Factors in our 10-K filing.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At present, we do not hold any title to any real estate property. Our property is leased. We do not have any mortgages, liens or encumbrances against any such properties.

Lease

The Company has a single operating lease for an office and warehouse lease in Costa Mesa, California. The lease was signed on February 2, 2022, for a term beginning February 15, 2022 through February 28, 2025. The lease requires payments of $3,267 per month through the lease term, increasing by 4% each year, with an option to renew.

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

	2022		2021
	High	Low	High	Low
First Quarter ended March 31	$0.08	$0.02	$0.40	$0.11
Second Quarter ended June 30	$0.05	$0.02	$0.27	$0.10
Third Quarter ended September 30	$0.04	$0.02	$0.14	$0.07
Fourth Quarter ended December 31	$0.02	$0.01	$0.13	$0.07

Holders

As of December 31, 2022, we had 186 stockholders of record of our common stock.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2022 and 2021, the Company had recorded an allowance for doubtful accounts of $264,659 and $74,000, respectively. The Company recognized bad debt expense of $190,659 and $0 during the years ended December 31, 2022 and 2021.

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

The December 31, 2022 and 2021 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2022 and 2021, the Company’s an inventory allowance was estimated at $18,800 and was recognized during the year ended December 31, 2021.

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

Subsequent Events

On March 1, 2023, Theodore Winston, Rob Hagan, and Stephen Ashekian notified the Company of their decisions to resign from the Board of Directors effective March 1, 2023.

On April 3, 2023, Steven Duo notified the Company of his decision to resign from the position of Chief Financial Officer, effective April 3, 2023.

Mark Adams, CEO of the Company, will serve as the interim Chief Financial Officer of the Company, effective April 3, 2023.

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

Components of Statements of Operations

Revenue

Product revenue consists of sales of our 710 Shark filling machine, 710 Captain capping machine, PreRoll-ER pre-roll filling machine, cartridges, accessories, warranty, service and freight charges, net of returns, discounts and allowances. Once a sales order is negotiated and received by a sales representative, we generally collect a 50% deposit from the customer. When the product is ready to be shipped, the customer will generally pay the remaining balance. We recognize the revenue when the product leaves the warehouse on the way to the customer.

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

Results of Operations – Twelve Month Periods

The following set forth our results of operations for the Fiscal Years ended December 31, 2022 and 2021:

Revenue

Total revenue during the twelve months ended December 31, 2022 were $4,128,456 (comprised of $2,668,102 of machine sales and $1,460,354 of non-machine sales). Compared to the year-ended December 31, 2021 which had $6,749,065 (comprised of $5,218,158 of machine sales and $1,530,907 of non-machine sales).

Cost of Goods Sold

Total cost of goods sold was $3,297,955 during the twelve months ended December 31, 2022 compared to $4,860,656 during the twelve months ended December 31, 2021.

Gross margin decreased from 28% during the twelve months ended December 31, 2021 to 20% during the twelve months ended December 31, 2022.

Operating Expenses

Operating expenses during the during the twelve months ended December 31, 2022 decreased to $1,931,336 (comprised of $949,561 in salaries, bad debt expense of $190,659 and $779,608 of other SG&A expenses), compared to $2,525,514 (comprised of $1,273,064 in salaries and $1,252,450 of other SG&A expenses) during the twelve months ended December 31, 2021.

Loss from Operations

Total loss from operations was $1,100,835 during the twelve months ended December 31, 2022, compared to $637,105 during the twelve months ended December 31, 2021.

Interest Expense

Interest expense during the twelve months ended December 31, 2022 was $422,158, compared to $869,902 during the twelve months ended December 31, 2021. The decrease was mainly due to decreased debt amortization of $70,485 and $730,371, respectively, which is a non-cash expense.

Derivative Gain

Derivative gain, a non-cash item, during the twelve months ended December 31, 2022 was $1,515, compared to $1,400,011 during the twelve months ended December 31, 2021. The change was mainly due to the stock price change between December 31, 2021 and December 31, 2022 and lower convertible debt outstanding.

Net Loss

Net loss was $1,521,478 during the twelve months ended December 31, 2022, compared to $5,474 during the twelve months ended December 31, 2021.

Liquidity and Capital Resources

Since Jacksam’s inception in 2013 as a Delaware corporation, we have incurred net losses and negative cash flows from operations. We had net losses of $5,474 during the twelve months ended December 31, 2021 and net losses of $1,521,478 during the twelve months ended December 31, 2022. At December 31, 2022, we had an accumulated deficit of $12,652,285.

On December 31, 2022, we had cash and cash equivalents of $482,908. As of the date of this report, we have financed our operations principally through borrowing on credit facilities, debt of $3,395,824, issuance of equity of $2,857,800, issuances of Convertible Debt of $14,058,212, issuance of Preferred Stocks of $1,252,000, and receipts of customer deposits for new orders and payments from customers for our products.

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

*Estimated expense

Cash Flow from Operating Activities

We have historically experienced negative cash outflows as we developed and sold our 710 Shark filling machine, 710 Captain capping machine, pre-roll filling machine, and cartridges. Our net cash used in operating activities primarily results from our operating losses combined with changes in working capital components as we have grown our business and is influenced by the timing of cash payments for inventory purchases and cash receipts from our customers. Our primary source of cash flow from operating activities is cash down payments and final payments for our products. Our primary uses of cash from operating activities are employee-related expenditures and amounts due to vendors for purchased components. Our cash flows from operating activities will continue to be affected principally by our working capital requirements, the extent to which we build up our inventory balance, and increased spending on personnel and other operating activities as our business grows.

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

During the twelve months ended December 31, 2022 and 2021, cash used in operating activities was $370,654 and $1,237,345, respectively.

Cash Flow from Investing Activities

During the twelve months ended December 31, 2022 and 2021, cash used in investing activities were both zero.

Cash Flow from Financing Activities

During the twelve months ended December 31, 2022, cash provided by financing activities was $508,751 primarily from $327,385 of proceeds from stock issuance and $890,000 of proceeds issuance of Series B Preferred Stock. The Company also made payments of $408,634 on notes payable and $300,000 on convertible notes.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2022, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jacksam Corporation

We have audited the accompanying consolidated balance sheet of Jacksam Corporation and subsidiaries (the Company) as of December 31, 2022, and the related consolidated statement of operations, stockholders’ deficit, and cash flow for the year ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.  The financial statements of Jacksam Corporation as of December 31, 2021, were audited by other auditors whose report dated March 31, 2022 expressed an unqualified opinion on those consolidated statements.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 2, due to the Company’s recurring losses and negative working capital, the Company evaluated a need for additional capital.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are not able to be easily substantiated.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC
We have served as the Company’s auditor since 2022.
Houston, Texas
April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Jacksam Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jacksam Corporation (“the Company”) as of December 31, 2021 and 2020 and the related statements of operations, stockholders’ deficit, cash flows and the related notes in the 2021 10-K to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended December 31, 2021 and 2020. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 in the 2021 10-K to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2 in the 2021 10-K. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Inventories

As described in Note 2 in the 2021 10-K to the consolidated financial statements, the gross inventories balance was $215,512 and the balance net of reserves was $196,712 as of December 31, 2021. The Company values its inventories at the lower of cost or net realizable value, and cost being determined using the average costing method. The Company writes down inventory for slow-moving and obsolete inventory based on historical selling trends for finished goods. Per discussion with the management, if this factor is less favorable than those projected, additional inventory write-downs may be required.

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

Convertible Notes

As discussed in Note 6 in the 2021 10-K to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

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

L&L CPAs, PA

Certified Public Accountants

Plantation, FL

The United States of America

March 31, 2022

We served as the Company's auditor from January 2018 to November 2022.

Jacksam Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets

Current Assets:
Cash	$482,908	$344,811
Accounts receivable, net	-	591,169
Inventory, net	214,143	196,712
Prepaid expenses	41,751	8,600
Total Current Assets	738,802	1,141,292

Property and equipment, net	517	1,472
Right of-use asset - operating lease	77,677	-

Total Assets	$816,996	$1,142,764

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$558,879	$641,690
Accrued dividends	80,000	-
Deferred revenue	1,127,634	793,892
Convertible notes payable, current portion (net of discount $0 and $43,269, respectively)	444,444	701,175
Notes payable, current portion	158,672	87,774
Right of use liability - operating lease, current portion	34,007	-
Derivative liability	491,913	325,808
Accrued liabilities - other	1,642,269	2,264,390
Subscription payable	499,999	499,999
Total Current Liabilities	5,037,817	4,692,607

Notes payable, net of current portion (net of discount $94,095 and $121,310 respectively)	580,105	705,038
Right of use liability - operating lease	46,233	-
Total Liabilities	5,664,155	5,397,645

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021	272,022	259,422

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	100	-
Common stock - 200,000,000 authorized, $0.001 par value, 81,088,719 and 74,490,147 shares issued and outstanding as of December 31, 2022 and 2021, respectively	81,088	74,490
Additional paid-in capital	7,451,916	6,210,414
Shares payable, consisting of 0 and 2,222,223 shares of common shares as of December 31, 2022 and 2021.	-	331,600
Accumulated deficit	(12,652,285)	(11,130,807)
Total Stockholders' Deficit	(5,119,181)	(4,514,303)

Total Liabilities and Stockholders' Deficit	$816,996	$1,142,764

The accompanying notes are an integral part of these audited consolidated financial statements

 Jacksam Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

(Audited)

	December 31, 2022	December 31, 2021

Sales	$4,128,456	$6,749,065

Cost of sales	3,297,955	4,860,656

Gross profit	830,501	1,888,409

Operating expenses
Salaries and wages (including contractors)	961,069	1,273,064
Other selling, general and administrative expenses	970,267	1,252,450
Total operating expenses	1,931,336	2,525,514

Loss from operations	(1,100,835)	(637,105)

Other income (expense)
Derivative gain	1,515	1,400,011
Interest expense	(422,158)	(869,902)
Loss on conversion of notes payable	-	(58,642)
Gain on settlement of notes payable	-	160,164
Total other income	57,328	631,631

Net loss	(1,521,478)	(5,474)

Preferred stock dividends	(92,600)	(7,422)

Net loss available to common shareholders	$(1,614,078)	$(12,896)

Net loss per share
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	79,302,098	72,126,152
Diluted	79,302,098	77,495,288

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

(Audited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2020	-	$-	-	$-	66,366,419	$66,366	$4,708,323	$645,192	$(11,125,333)	$(5,705,452)

Issuance of Series A Preferred Stock, net of fees	2,800,000	252,000	-	-	-	-	-	-	-	-
Common stock issued for debt conversion	-	-	-	-	3,086,420	3,087	611,111	-	-	614,198
Common stock issued for deferred finance cost	-	-	-	-	1,043,750	1,044	171,700	-	-	172,744
Sale of common stock units	-	-	-	-	3,868,883	3,869	497,523	(313,592)	-	187,800
Common stock and warrants issued for settlement of notes payable	-	-	-	-	414,930	415	140,703	-	-	141,118
Common stock issued for services	-	-	-	-	143,609	143	15,084	-	-	15,227
Exercise of warrants	-	-	-	-	426,136	426	(426)	-	-	-
Extinguishment of derivative liability due to conversion	-	-	-	-	-	-	72,958	-	-	72,958
Shares returned under share-lending arrangement	-	-	-	-	(860,000)	(860)	860	-	-	-
Dividends on Series A Preferred Stock	-	7,422	-	-	-	-	(7,422)	-	-	(7,422)
Net loss	-	-	-	-	-	-	-	-	(5,474)	(5,474)
Balance, December 31, 2021	2,800,000	259,422	-	-	74,490,147	74,490	6,210,414	331,600	(11,130,807)	(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common stock issued for share payable	-	-	-	-	2,222,221	2,222	329,378	(331,600)	-	-
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	2,670,034	2,670	(2,670)	-	-	-
Common stock issued for services	-	-	-	-	1,706,317	1,706	117,494	-	-	119,200
Dividends on Series A and B Preferred Stock	-	12,600	-	-	-	-	(92,600)	-	-	(92,600)
Net loss	-	-	-	-	-	-	-	-	(1,521,478)	(1,521,478)
Balance, December 31, 2022	2,800,000	$272,022	1,000,000	$100	81,088,719	$81,088	$7,451,916	$-	$(12,652,285)	$(5,119,181)

The accompanying notes are an integral part of these audited consolidated financial statements

Jacksam Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(Audited)

	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,521,478)	$(5,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	955	1,876
Stock based compensation	76,978	15,227
Bad debt expense	190,659	-
Gain on settlement of notes payable	-	(160,164)
Loss on conversion of notes payable	-	58,642
Amortization of debt discount	70,485	730,371
Amortization of right-of-use assets	28,145	-
Interest expense from derivative issuance	167,620	-
Derivative (gain) loss	(1,515)	(1,400,011)
Inventory impairment	-	18,000
Net change in:
Accounts receivable	400,510	(298,334)
Inventory	(17,431)	(25,289)
Prepaid expenses	(33,151)	139,859
Right-of-use liabilities	(25,582)	-
Accounts payable and accrued expenses	(40,591)	540,646
Deferred revenue	333,742	(852,695)

Net cash used in operating activities	(370,654)	(1,237,345)

Cash Flows from Financing Activities
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	570,000
Payments on convertible notes payable	(300,000)	(905,503)
Payment of debt issuance costs	-	(5,000)
Proceeds from notes payable	327,385	1,024,024
Payments on notes payable	(408,634)	(92,925)
Proceeds from sale of common stock units	-	250,000
Proceeds from issuance of Series A preferred stock	890,000	252,000

Net cash provided by financing activities	508,751	1,092,596

Net Change in Cash	138,097	(144,749)

Cash, Beginning of Period	344,811	489,560

Cash, End of Period	$482,908	$344,811

Cash Paid For:
Income Taxes	$-	$-
Interest	$19,699	$118,732

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$105,822	$-
Common stock issued to settle convertible notes payable	$-	$614,198
Derivative liability recognized at issuance of warrants and conversion option	$-	$493,670
Extinguishment of derivative to warrant exercise	$-	$72,958
Common stock issued for deferred finance costs	$2,670	$172,744
Common stock issued to settle share payable	$331,600	$-
Loss on additional shares issued in connection with common stock units	42,222
Preferred stock dividends	$92,600	$7,422

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions, and (iv) the related volatility of prices pertaining to the cost of sales. During the year ended December 31, 2022, one customer accounted for approximately 12% of the Company’s revenue.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company has no amounts in excess of the FDIC limit as of December 31, 2022

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2022 and 2021, the Company had recorded an allowance for doubtful accounts of $264,659 and $74,000, respectively. The Company recognized bad debt expense of $190,659 and $0 during the years ended December 31, 2022 and 2021.

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

The December 31, 2022 and 2021 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2022 and 2021, the Company’s an inventory allowance was estimated at $18,800 and was recognized during the year ended December 31, 2021.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, other current assets, accounts payable & accrued expenses, certain notes payable and deferred revenue are an approximate of their fair values because of the short maturity of these instruments. The Company’s derivative liabilities recognized at fair value on a recurring basis are a level 3 measurement. See Note 6.

Binomial Calculation Model

The Company uses a binomial calculator model to determine fair market value of derivative liabilities, warrants and options issued.

Preferred Stock Subject to Possible Redemption

The Company accounts for its preferred stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Preferred stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable preferred stock (including preferred stock that feature redemption rights that are either within the control of the holder or subject to the redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred stock is classified as stockholders’ equity.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2022, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of December 31, 2022, $1,127,634 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

Contract Costs

Costs incurred to obtain a customer contract are not material to the Company. The Company elected to apply the practical expedient to not capitalize contract costs to obtain contracts with a duration of one year or less, which are expensed and included within cost of goods and services.

Critical Accounting Estimates

Estimates are used to determine the amount of any variable consideration in contracts and the standalone selling price among separate performance obligations. The Company reviews and updates these estimates regularly.

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Machine sales	$2,668,102	$5,218,158
Non-Machine sales	1,460,354	1,530,907
Total sales	$4,128,456	$6,749,065

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

The following table presents the effect of potential dilutive issuances for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31, 2022	December 31, 2021

Net income (loss) attributable to common stockholders	$(1,614,078)	$(12,896)
Preferred stock dividends	92,600	7,422
Derivative gain	(1,515)	(1,400,011)
Interest expense associated with convertible debt	98,265	846,750
Net income (loss) for dilutive calculation	(1,424,728)	(558,765)

Weighted average shares outstanding	79,302,098	72,126,152
Dilutive effect of preferred stock	-	-
Dilutive effect of convertible debt	-	-
Dilutive effect of common stock warrants	-	-
Weighted average shares outstanding for diluted net income (loss) per share	79,302,098	72,126,152

During the year ended December 31, 2022, the impact of 14,279,965 warrants to purchase common stock, 75,585,790 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. During the year ended December 31, 2021, the impact of 1,400,000 shares issuable under convertible preferred stock, 3,969,136 shares issuable under convertible debt and 11,189,056 warrants to purchase common stock were excluded from the calculation as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020, and the year ended December 31, 2021 excludes 2,222,221 shares remaining to be issued related to common stock units that were issued in 2022.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $58,739 and $28,066 for the years ended September 30, 2022 and 2021, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the years ended December 31, 2022 and 2021.

Lease arrangements

The Company follows the guidance of ASC 842 for accounting for leases. Transactions give rise to leases when the Company receives substantially all the economic benefits from and has the ability to direct the use of specified property and equipment. The Company determines if an arrangement is a lease at inception. The operating lease ROU assets are included within the Company’s non-current assets and lease liabilities are included in current or non-current liabilities on the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use, or control the use of, a specified asset for the lease term. Lease liabilities are the Company’s obligation to make lease payments arising from a lease and are measured on a discounted basis. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term on the commencement date. The operating lease ROU asset includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments continues to be recognized on a straight-line basis over the lease term.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,127)	(19,172)
Property and equipment, net	$517	$1,472

Depreciation expense amounted to $955 and $1,876 for the year ended December 31, 2022 and 2021, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2022	December 31, 2021

Accounts payable	$245,482	$382,925
Accrued interest	168,844	4,338
Sales tax payable	144,553	144,541
Accrued officer consulting cost	-	13,750
Other	-	42,221
Total Accounts payable and Accrued expenses	$558,879	$587,775

Note 5: Notes Payable

A summary of Notes Payable are as follows:

	December 31, 2022	December 31, 2021

Note payable April 2020	-	35,245
SBA loan May 2020	144,739	148,093
Note payable September 2021	635,658	730,783
Note Payable September 2022	52,475	-
Total notes payable	832,872	914,121
Less: discount and deferred finance costs	(94,095)	(121,309)
Less: current portion	(158,672)	(87,774)
Long-term portion of notes payable	$580,105	705,038

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt. As of December 31, 2022 the company has repaid the balance of the note in full.

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of December 31, 2022 and 2021, the Company owed a principal amount of $144,739 and $148,093 under this loan.

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs. As of December 31, 2022 and 2021, the Company owed a principal amount of $635,658 and $730,783 under this loan, with remaining unamortized discount of $94,095 and $121,310, respectively.

In March 2022, the Company received cash proceeds of $82,081 under an unsecured short term financing agreement. The Company repaid $5,694 per week until paid in full. This note was paid in full as of December 31, 2022. The Company entered into a second unsecured short term finance arrangement and received cash proceeds of $81,907. This agreement was repaid in full as of December 31, 2022.  The Company entered into five additional unsecured short term finance arrangements and received total cash proceeds of $245,304. The Company has repaid a total of six of the advances in full and has a remaining balance of $52,475 on the remaining advance as of December 31, 2022.

The Company amortized $27,215 and $6,935 of debt discount and deferred finance costs to interest expense related to notes payable during the years ended December 31, 2022 and 2021, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

June 2019 Notes, due December 21, 2022	$444,444	$448,888
June 2020 Note 1, maturing June 4, 2021	-	119,078
June 2020 Note 2, maturing June 24, 2021	-	87,779
June 2020 Note 3, maturing June 24, 2021	-	87,779
November 2020 Note, maturing November 23, 2021	-	305,000
February 2021 Note, maturing February 15, 2022	-	-
Total	444,444	1,048,524
Less: Debt discount and deferred finance costs on short-term convertible notes	-	(239,282)
Less: Current convertible notes payable, net of discount	(444,444)	(809,242)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by December 31, 2021 and 2,777,778 were part of the subscriptions payable liability balance of $499,999 as of December 31, 2022. See Note 7.

The Company was in default of the convertible debt outstanding as of December 31, 2022, which resulted in the conversion price on the outstanding note adjusting to be 60% of the lowest trading price in the 25 days prior to a conversion notice. Subsequent to December 31, 2022, following the previous extensions, the holder of $444,444 of the notes agreed to extend the repayment period to April 30, 2023. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification.

On February 15, 2021, the Company entered into a convertible note agreement with an institutional investor for a principal amount of $675,000 (the “February 2021 Note”) bearing interest at 10% with an original issue discount of $67,500 and a maturity date of February 15, 2022. The Company paid $37,500 of deferred finance costs and issued 200,000 shares of common stock to the lender of the February 2021 Note as deferred finance costs, valued at $72,000 based on the closing price of the stock at the date of borrowing. This lender also received 767,045 common stock warrants with an exercise price of $0.44 and a term of 3 years valued at $179,699. If the note is in default, the holder has the right to convert the outstanding principal and accrued interest balance into shares of common stock at the closing bid price of the Company’s common stock immediately prior to conversion. As a result of the variable conversion price on the Company’s outstanding notes payable and reset provisions, the conversion option and the warrants were accounted for as a derivative liability. The original balance of this note was $675,000. The Company used proceeds from this note payable to pay in full the June 2020 Notes and the November 2020 Note. The Company repaid the remaining $300,000 of principal on this note during the year ended December 31, 2022.

The Company amortized $43,270 and $723,436 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the years ended December 31, 2022 and 2021, respectively. Accrued interest on notes payable and convertible notes payable was $169,874 and $38,024 as of December 31, 2022 and 2021, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. The fair value of the derivative liabilities was estimated using a binomial model with the following assumptions:

	As of December 31, 2022
	Conversion Option	Warrants

Volatility	75.43%	75.43-107.09%
Dividend Yield	0%	0%
Risk-free rate	4.76%	4.22-4.76%
Expected term	0.5 year	0.5-4.5 years
Stock price	$0.012	$0.018
Exercise price	$0.18	$0.006-0.30
Derivative liability fair value	$-	$491,913

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the years ended December 31, 2022 and 2021:

Fair value as of December 31, 2020	$1,305,106
Fair value on the date of issuance related to warrants issued	493,671
Extinguishment due to repayment of debt	(19,748)
Extinguishment due to conversion of debt	(72,958)
Loss on change in fair value of derivatives	(1,380,263)
Fair value as of December 31, 2021	325,808
Fair value on the date of issuance of new derivatives	167,620
Extinguishment due to repayment of debt	(7,655)
Extinguishment due to exercise of warrant	-
Gain on change in fair value of derivatives	6,140
Fair value as of December 31, 2022	$491,913

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes extinguishments due to repayments and the change in fair value of derivatives, with the Company recognizing a total gain of $1,515 and $1,400,011 during the years ended December 31, 2022 and 2021, respectively.

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

During the years ended December 31, 2021 and 2020, the Company sold common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. As of December 31, 2022 and 2021 there were zero and 2,222,223 shares remaining to be issued related to common stock units, respectively.

As of December 31, 2022 and 2021, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

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

The Company accrued $12,600 and $7,422 in dividends on the Series A Preferred Stock for the year ended December 31, 2022 and 2021, respectively. Total accrued dividends at December 31, 2022 were $20,022. The redemption value of the Series A Preferred Stock as of December 31, 2022 and 2021 was $272,022 and $259,422, reflected as temporary equity on the Company’s consolidated balance sheet.

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

During the year ended December 31, 2022, the Company sold a total of 1,000,000 shares of Series B to two investors for net cash proceeds of $885,000 after closing costs of $115,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years. The Company also issued 2,670,034 shares of common stock with a fair value of $139,800 to the investors, which were recorded as a cost of capital with no expense recognized. The Company granted to the Investors the piggy-back registration rights.

The Company accrued $80,000 in dividends on the Series B Preferred Stock for the year ended December 31, 2022.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2020	9,378,056	1,921,200	0.20
Granted	2,578,045	562,343	0.41
Exercised	(767,045)	337,500	0.44
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2021	11,189,056	$2,646,044	$0.24
Granted	4,000,000	800,000	0.20
Exercised	(909,091)	500,000	0.45
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2022	14,279,965	$2,946,044	$0.21

The weighted average remaining contractual life is approximately 2.01 years for stock warrants outstanding with no intrinsic value of as of December 31, 2022. All of the above warrants were fully vested.

Note 8: Related Party

Mark Adams, CEO, invested $250,000 in the June 2019 Notes and converted his debt during the year ended December 31, 2020 into shares of common stock of 1,388,885, which have yet to be issued for a conversion value of $277,778. Mark Adams will also receive an additional 154,321 shares of common stock once the shares are issued. The Company’s former VP of sales also invested $100,000 in the June 2019 Notes and converted his debt during the year ended December 31, 2020 into shares of common stock of 555,556, which have yet to be issued for a conversion value of $111,111. The former VP of sales will also receive an additional 61,728 shares of common stock once the shares are issued.

Those shares were in subscriptions payable and presented on the balance sheet.

Mark Adams contributed $126,000 to purchase the Series A Preferred Stock during the year ended December 31, 2021, as discussed in Note 7.

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Daniel. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company paid off Daniel Davis as of December 31, 2022. In addition, the Company entered into a lock up agreement with Daniel Davis that restricts the number of shares Daniel Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Daniel Davis also agreed to a standstill agreement that provides that for a period of up to three years Daniel Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

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

The components of lease cost for operating leases for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$36,866	$-
Short-term lease cost	24,220	111,043
Variable lease cost	—	—
Sublease income	—	—
Total lease cost	$61,086	$111,043

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2022 and 2021:

Lease Position	December 31, 2022	December 31, 2021
Operating Leases
Operating lease right-of-use assets	$77,677	$-
Right of use liability operating lease current portion	$34,007	$-
Right of use liability operating lease long term	46,233	-
Total operating lease liabilities	$80,240	$-

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 2.42 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at December 31, 2022:

Operating
Leases
2023	$40,511
2024	42,123
2025	7,065
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	89,699
Less: Interest	(9,459)
Present value of lease liabilities	$80,240

Lawsuit

The Company has a pending lawsuit with one of its previous suppliers regarding defected cartridges. The Company is still evaluating the case and determining the impact of the case on the Company and as of the date of this report the amount or range of possible losses is not reasonably estimable.

Note 10: Accrued Liabilities – Other

Prior to the Merger, China Grand Resorts, Inc. recorded various liabilities that were incurred by former related parties. The current management team is not aware of any written agreements in place governing the terms of the loans nor have they been in contact with the debt holders however recognizes that China Grand Resorts, Inc. previously reported these amounts as liabilities of the Company. In accordance with ASC 405-20-40, the liabilities may only be removed from the Company’s financial statements if they are paid, formally settled or judicially released. Management believes the relevant statute of limitations has passed and that no enforceable legal claim exists in relation to these liabilities of $1,642,269 but does not believe that is sufficient to remove the liability from the financial statements. Management does not intend to remove these liabilities of $1,642,269 from the Company’s financial statements until such time that the liability is formally settled or judicially released in accordance with ASC 405-20-40. Due to the lack of written agreements and other factors noted above, management concluded to no longer accrue interest on these loans.

Note 11: Income Taxes

The components of the provision for income taxes for the years ended December 31, 2022 and 2021, respectively, consisted of the following:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
Current:
Federal	-	-
State	$800	$800
	800	800
Deferred:
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$800	$800

Deferred tax assets (liabilities) consist of the following:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating losses	$2,029,845	$1,694,212
Other	1,900	1,900
Total Deferred Tax Asset	2,031,745	1,696,112

Valuation Allowance	(2,031,537)	(1,695,904)

Deferred Tax Liabilities
Fixed Assets	(208)	(208)

Net Deferred Tax Assets/(Liabilities)	$0	$0

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31, 2022	December 31, 2021
Tax at Federal Statutory Rate	21.00%	21.00%
State Taxes	6.59%	-58.50%
Nondeductible Items	-5.81%	-240.7%
Valuation Allowance	-22.07%	278.2%
Other	0.29%	0.00%
Provision for Taxes	0.00%	0.00%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable for the period ending December 31, 2022. On the basis of this evaluation, as of December 31, 2022, a full allowance has been recorded on its net deferred tax assets.

As of December 31, 2022, the Company had $631,000 of federal and $7,120,000 of state net operating loss carryforwards available to reduce future taxable income expire through 2042. As of December 31, 2022, the Company has approximately $6,537,000 of federal net operating loss carryforwards available to reduce future taxable income which carryforward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company is in the process of determining if significant limitations would be placed on the utilization of its net operating loss carry-forwards due to prior ownership changes.

As of December 31, 2022, the Company does not have any unrecognized tax benefits. As of December 31, 2022, the Company has not recognized any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the U.S. and California. Tax Years 2016 to 2022 remain subject to examination for federal income tax purposes, and tax years 2014 through 2020 remain open to examination for California income tax purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and California income tax purposes.

Note 12: Subsequent Events

On March 1, 2023, Theodore Winston, Rob Hagan, and Stephen Ashekian notified the Company of their decisions to resign from the Board of Directors effective March 1, 2023.

On April 3, 2023, Steven Duo notified the Company of his decision to resign from the position of Chief Financial Officer, effective April 3, 2023.

Mark Adams, CEO of the Company, will serve as the interim Chief Financial Officer of the Company, effective April 3, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2022 based on the COSO framework criteria. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment
Mark Adams	54	President, Chief Executive Officer, Director	September 14, 2018
Steven Duo	40	Chief Financial Officer	October 1, 2021
Theodore Winston	56	Director	September 14, 2018
Rob Hagan	56	Director	April 3, 2019
Stephen Ashekian	61	Director	September 14, 2020

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

Steven Duo has served as our Chief Financial Officer since October 1, 2021. Prior to joining the Company in September 2019, Mr. Duo was a portfolio manager at a Southern California based Family Office, where he managed the investments for an ultra-high-net-worth family. Prior to that, he was a M&A consultant at Ernst & Young. Prior to Ernst & Young, he was an equity research associate at Susquehanna International Group, a global investment company on Wall Street. Mr. Duo holds an MBA degree from University of California, Irvine and a B.A. degree from Capital Normal University.

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

Our four non-employee directors, Theodore Winston, Rob Hagan, and Stephen Ashekian, are independent using the definition for “Independent Directors” set out in Nasdaq Listing Rule 5605(a)(2). Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has undertaken a review of its composition, the composition of its proposed committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined none of the Company’s Board of Directors has any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our Company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

21

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

Item 11. Executive Compensation

The following table sets forth the compensation for our fiscal years ended December 31, 2022 and 2021 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2022.

Summary Compensation Table (last two complete fiscal years)

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Mark Adams (CEO since 4/2019)	2022	$120,000	-		-	-	$120,000
	2021	$120,000	-	-	-	-	$120,000

Steven Duo (CFO since 10/2021)	2022	$100,000	-		-	-	$100,000
	2021	$100,000	-	-	-	-	$100,000

Michael Sakala (former CFO)	2022	-	-	-	-	-	-
	2021	-	-	-	-	-	-

Daniel Davis (founder, former CEO)	2022	$13,750	-		-	-	$13,750
	2021	$165,000	-	-	-	-	$165,000

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

On May 31, 2019, the Company entered into a consulting agreement with Daniel Davis related to his departure from employment with the Company. The agreement requires Mr. Davis to provide limited consulting services to the Company for a period of up to three years beginning May 1, 2019 in exchange for $165,000 per year. During the year ended December 31, 2020, the Company and Daniel Davis agreed to accelerate the payment of a portion of the consulting agreement, with the maturity period ending three months earlier than the original agreement. The Company  paid it off as of December 31, 2022. In addition, the Company entered into a lock up agreement with Mr. Davis that restricts the number of shares Mr. Davis can otherwise publicly sell for a period of up to three years to one third of the volume limits set forth under SEC Rule 144. Mr. Davis also agreed to a standstill agreement that provides that for a period of up to three years Mr. Davis will not seek to influence the governance of the Company, including by participation in any solicitation of other shareholders, promotion of any extraordinary transaction, nomination of any candidate to the Board or by seeking the removal of any existing directors.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2022.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2022. From inception and through the date of this report, we have not granted any stock options or stock awards to any of our executive officers.

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

The percentage of shares beneficially owned is computed as of December 31, 2022, on the basis of 81,088,719 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2022 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Names of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Beneficial Ownership
5% and Greater Stockholders
Daniel Davis, Founder	23,592,945	29.1%

Names of Executive Officers and Directors
Mark Adams, CEO and Director	7,656,636	9.4%
Theodore Winston, Director	250,000	0.3%
Stephen Ashekian, Director	277,777	0.3%
All current directors and executive officers as a group (4 persons)	8,184,413	10.0%

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

Mark Adams invested $250,000 in the June 2019 Notes and $126,000 in the 2021 Series A Preferred Stock.

Other than the foregoing, we have not engaged in any transaction within the past fiscal year and do not plan to engage in any transaction with a related person or a person with a direct or indirect material interest in an amount exceeding $120,000.

Item 14. Principal Accounting Fees and Services

Audit Fees.

For the fiscal year ended December 31, 2022, the firm of M&K CPAS, PLLC, which we refer to as M&K is our principal auditor. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by M&K in connection with regulatory filings. We paid M&K $35,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2022.

For the fiscal year ended December 31, 2021, the firm of L&L CPAs, PA, which we refer to as L&L was our previous auditor. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by L&L in connection with regulatory filings. We paid L&L $43,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2021.

Audit-Related Fees.

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either M&K, L&L or other parties during the last two fiscal years.

Accounting Fees.

None

All Other Fees.

None

PART IV

Item 15. Exhibits and Financial Statement Schedules

Number	Description
31.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302

32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2003

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSAM CORPORATION

Dated: April 17, 2023	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

