Form 10-Q
period 2023-03-31
Jacksam Corp
filed 2023-06-28
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 27, 2023, the registrant had 81,088,719 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
Assets

Current Assets:
Cash	$194,849	$482,908
Accounts receivable, net	673	-
Inventory, net	238,778	214,143
Prepaid expenses	37,191	41,751
Total Current Assets	471,491	738,802

Property and equipment, net	421	517
Right of-use asset - operating lease	69,564	77,677

Total Assets	$541,476	$816,996

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$579,810	$558,879
Accrued dividends	99,726	80,000
Deferred revenue	912,358	1,127,634
Convertible notes payable, current portion	444,444	444,444
Notes payable, current portion	120,162	158,672
Line of Credit	50,000	-
Right of use liability - operating lease, current portion	35,263	34,007
Derivative liability	368,612	491,913
Accrued liabilities - other	1,642,269	1,642,269
Subscription payable	499,999	499,999
Total Current Liabilities	4,752,643	5,037,817

Notes payable, net of current portion (net of discount $87,385 and $94,095 respectively)	563,304	580,105
Right of use liability - operating lease	36,985	46,233
Total Liabilities	5,352,932	5,664,155

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	275,129	272,022

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	100	100
Common stock - 200,000,000 authorized, $0.001 par value, 81,088,719 shares issued and outstanding as of March 31, 2023 and 2022, respectively	81,088	81,088
Additional paid-in capital	7,429,083	7,451,916
Accumulated deficit	(12,596,856)	(12,652,285)
Total Stockholders' Deficit	(5,086,585)	(5,119,181)

Total Liabilities and Stockholders' Deficit	$541,476	$816,996

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	March 31, 2023	March 31, 2022

Sales	$628,425	$1,777,075

Cost of sales	405,312	1,358,438

Gross profit	223,113	418,637

Operating expenses
Salaries and wages (including contractors)	112,887	267,644
Other selling, general and administrative expenses	130,736	149,613
Total operating expenses	243,623	417,257

Income (loss) from operations	(20,510)	1,380

Other income (expense)
Derivative gain (loss)	123,301	287,098
Interest expense	(47,362)	(259,094)
Loss on conversion of notes payable	-	-
Gain on settlement of notes payable	-	-
Total other income (expense)	75,939	28,004

Net income (loss)	55,429	29,384

Preferred stock dividends	(22,833)	(22,833)

Net income (loss) available to common shareholders	$32,596	$6,551

Net loss per share
Basic	$0.00	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic	81,088,719	72,126,152
Diluted	173,229,460	103,955,268

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2021	2,800,000	259,422	-	-	74,490,147	74,490	6,210,414	331,600	(11,130,807)	(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	2,000,000	2,000	(2,000)	-	-	-
Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	29,384	29,384

Balance, March 31, 2022	2,800,000	$262,529	1,000,000	$100	76,490,147	$76,490	$7,075,481	$331,600	$(11,101,423)	$(3,617,752)

Balance, December 31, 2022	2,800,000	$272,022	1,000,000	$100	81,088,719	$81,088	$7,451,916	$-	$(12,652,285)	$(5,119,181)

Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	55,429	55,429

Balance, March 31, 2023	2,800,000	$275,129	1,000,000	$100	81,088,719	$81,088	$7,429,083	$-	$(12,596,856)	$(5,086,585)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net income	$55,429	$29,384
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	96	364
Amortization of debt discount	7,711	49,980
Amortization of right-of-use assets	8,113	4,945
Interest expense from derivative issuance	-	141,020
Derivative (gain) loss	(123,301)	(287,098)
Inventory impairment	-	18,000
Net change in:
Accounts receivable	(673)	(299,827)
Inventory	(24,635)	(36,539)
Prepaid expenses	4,560	(2,020)
Right-of-use liabilities	(7,992)	(3,142)
Accounts payable and accrued expenses	20,931	244,926
Deferred revenue	(215,276)	2,115
Net cash used in operating activities	(275,037)	(137,892)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from line of credit	50,000	-
Payments on convertible notes payable	-	(300,000)
Payment of debt issuance costs	(1,000)	-
Proceeds from notes payable	-	81,671
Payments on notes payable	(62,022)	(71,576)
Proceeds from issuance of Series A preferred stock	-	890,000

Net cash provided by financing activities	(13,022)	600,095

Net Change in Cash	(288,059)	462,203

Cash, Beginning of Period	482,908	344,811

Cash, End of Period	$194,849	$807,014

Cash Paid For:
Income Taxes	$-	$-
Interest	$5,946	$3,049

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$-	$105,822
Preferred stock dividends	$22,833	$22,833

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

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2022 in the Form 10-K filed on April 17, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

During the three months ended March 31, 2023, three individual customers accounted for 29%, 18% and 18% of the Company’s revenue.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company has no amounts in excess of the FDIC limit as of March 31, 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of March 31, 2023 and December 31, 2022, the Company had recorded an allowance for doubtful accounts of $264,659, respectively.

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

The March 31, 2023 and December 31, 2022 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2023 and December 31, 2022, the Company’s inventory allowance was estimated at $18,800.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2023, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of March 31, 2023, $912,358 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Machine sales	$343,000	$1,033,123
Non-Machine sales	285,425	743,952
Total sales	$628,425	$1,777,075

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

The following table presents the effect of potential dilutive issuances for the years ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022

Net income attributable to common stockholders	$32,596	$6,551
Preferred stock dividends	22,833	22,833
Derivative gain	(123,301)	(287,098)
Interest expense associated with convertible debt	-	43,720
Net income (loss) for dilutive calculation	(67,872)	(214,444)

Weighted average shares outstanding	81,088,719	75,090,147
Dilutive effect of preferred stock	18,066,667	18,066,667
Dilutive effect of convertible debt	74,074,074	10,798,454
Dilutive effect of common stock warrants	-	-
Weighted average shares outstanding for diluted net income (loss) per share	173,229,460	103,955,268

During the three months ended March 31, 2023 and 2022, the impact of 15,189,056 warrants, respectively,  to purchase common stock, as their impact would be anti-dilutive since the warrants have no intrinsic value. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020. Additionally, 2,222,223 shares to be issued as part of the share payable equity balances as of March 31, 2022 are excluded from the calculation of weighted average shares outstanding for the three months ended March 31, 2022.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $220 and $6,500 for the three months ended March 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the three months ended March 31, 2023 and 2022.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”(“ASU 2016-13”). ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model). Under the CECL model entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. Further, ASU 2016-13 made certain targeted amendments to the existing impairment standards for available for sale (“AFS”) debt securities. An entity will apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company determined that the update applied to its trade accounts receivable and adopted the guidance on January 1, 2023 with no material impact to the Company’s financial statements or results of operations. The Company will estimate its expected credit losses based on the expected losses on its receivables based on a variety of data, including current economic conditions in the Company’s industry and the credit status of the Company’s customers.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,223)	(20,127)
Property and equipment, net	$421	$517

Depreciation expense amounted to $96 and $364 for the three months ended March 31, 2023 and 2022, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2023	December 31, 2022

Accounts payable	$232,707	$245,482
Accrued interest	202,550	168,844
Sales tax payable	144,553	144,553
Total Accounts payable and Accrued expenses	$579,810	$558,879

Note 5: Notes Payable and Line of Credit

A summary of Notes Payable are as follows:

	March 31, 2023	December 31, 2022

SBA loan May 2020	$143,901	$144,739
Note payable September 2021	626,950	635,658
Note Payable September 2022	-	52,475
Total notes payable	770,051	832,872
Less: discount and deferred finance costs	(87,385)	(94,095)
Less: current portion	(120,162)	(158,672)
Long-term portion of notes payable	$563,304	580,105

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of March 31, 2023 and December 31, 2022, the Company owed a principal amount of $143,901 and $144,739 under this loan.

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs. As of March 31, 2023 and December 31, 2022, the Company owed a principal amount of $635,658 and $730,783 under this loan, with remaining unamortized discount of $94,095 and $121,310, respectively.

In December 2022, the Company received cash proceeds of $52,475 under an unsecured short term financing agreement. The Company repaid the loan in full during the three months ended March 31, 2023.

On March 30th, 2023, the Company entered into a line of credit agreement with a principal amount of $50,000, which was drawn in full as of March 31, 2023. The line of credit is unsecure, bears interest at 10% and matures on June 30, 2023. The Company paid $1,000 in deferred finance costs associated with the loan.

The Company amortized $7,711 and $49,980 of debt discount and deferred finance costs to interest expense related to notes payable and the line of credit during the three months ended March 31, 2023 and 2022, respectively.

Accrued interest on notes payable was $202,550 and $168,855 as of March 31, 2023 and December 31, 2022, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
June 2019 Notes, due April 30, 2023	$444,444	$444,444
Total	444,444	444,444
Less: Debt discount and deferred finance costs on short-term convertible notes	-	-
Less: Current convertible notes payable, net of discount	(444,444)	(444,444)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by March 31, 2023 and 2,777,778 were part of the subscriptions payable liability balance of $499,999 as of March 31, 2023 and December 31, 2022. See Note 7.

The Company was in default of the convertible debt outstanding as of December 31, 2022, which resulted in the conversion price on the outstanding note adjusting to be 60% of the lowest trading price in the 25 days prior to a conversion notice. During the three months ended March 31, 2023, following the previous extensions, the holder of $444,444 of the notes agreed to extend the repayment period to April 30, 2023. There were no other changes to terms of the convertible notes payable, and the amendments were accounted for as a debt modification. The Company is currently in default of this convertible note payable.

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

	As of March 31, 2023
	Conversion Option	Warrants

Volatility	93.04%	84.71-105.11%
Dividend Yield	0%	0%
Risk-free rate	4.94%	3.81-4.94%
Expected term	0.5 year	0.5-3.9 years
Stock price	$0.010	$0.010
Exercise price	$0.006	$0.18-0.30
Derivative liability fair value	$359,962	$8,650

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the three months ended March 31, 2023:

Fair value as of December 31, 2022	$491,913
Fair value on the date of issuance related to warrants issued
Extinguishment due to repayment of debt	-
Extinguishment due to conversion of debt	-
Change in fair value of derivatives	(123,301)
Fair value as of March 31, 2023	$368,612

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes extinguishments due to repayments and the change in fair value of derivatives, with the Company recognizing a total gain of $123,301 and $287,098 during the three months ended March 31, 2023 and 2022, respectively.

Note 7: Equity

Common Stock

The Company’s Article of Incorporation authorize the Company to issue from 230,000,000 shares, consisting of two classes to be designated respectively, “Common Stock” and “Preferred Stock”, with all such shares having a par value of $0.001 per share, of which 200,000,000 shall be designated as Common stock and 30,000,000 designated as Preferred stock.

As of March 31, 2023 and December 31, 2022, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

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

The Company accrued $3,107 in dividends on the Series A Preferred Stock for the three months ended March 31, 2023 and 2022, respectively. Total accrued dividends at March 31, 2023 and December 31, 2022 were $23,129 and $20,022, respectively. The redemption value of the Series A Preferred Stock as of March 31, 2023 and December 31, 2022 was $275,129 and $272,022, reflected as temporary equity on the Company’s consolidated balance sheet.

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

During the three months ended March 31, 2022, the Company sold a total of 1,000,000 shares of Series B to two investors for net cash proceeds of $890,000 and issued warrants to purchase 4,000,000 shares of common stock at $0.20 per share for a period of five years. The Company also issued 2,000,000 shares of common stock with a fair value of $139,800 to the investors, which were recorded as a cost of capital with no expense recognized. The Company granted to the Investors the piggy-back registration rights.

The Company accrued $99,725 and $80,000 in dividends on the Series B Preferred Stock as of March 31, 2023 and  December 31, 2022, respectively.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price
Outstanding at December 31, 2022	14,279,965	$2,946,044	$0.21
Granted	-	-	-
Exercised	-	-	-
Expired, forfeited and cancelled	(1,075,000)	(322,500)	0.30
Outstanding at March 31, 2023	13,204,965	$2,623,544	$0.20

The weighted average remaining contractual life is approximately 1.91 years for stock warrants outstanding with no intrinsic value of as of March 31, 2023. All of the above warrants were fully vested.

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

Note 9: Leases, Commitments and Contingencies

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

The components of lease cost for operating leases for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$10,054	$6,703
Short-term lease cost	1,946	28,655
Variable lease cost	—	—
Sublease income	—	—
Total lease cost	$12,000	$35,358

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2023 and December 31, 2022:

Lease Position	March 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$69,564	$77,677
Right of use liability operating lease current portion	$35,263	$34,007
Right of use liability operating lease long term	36,985	46,233
Total operating lease liabilities	$72,248	$80,240

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 2.42 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at March 31, 2023:

Operating
Leases
2023 (9 months remaining)	$30,579
2024	42,123
2025	7,065
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	79,767
Less: Interest	(7,519)
Present value of lease liabilities	$72,248

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

Note 11: Subsequent Events

On April 3, 2023, Steven Duo notified the Company of his decision to resign from the position of Chief Financial Officer, effective April 3, 2023.

Mark Adams, CEO of the Company, has served as the interim Chief Financial Officer of the Company, effective April 3, 2023.

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

Results of Operations

Comparison for the three-month periods ended March 31, 2023 and 2022:

Revenue

Total revenue during the three months ended March 31, 2023 was $628,425 (comprised of machine sales of $343,000 and non-machine sales of $285,425), compared to the three months ended March 31, 2022 that generated sales of $1,770,075 (comprised of machine sales of $1,033,123 and non-machine sales of $743,952).

Cost of Revenue

Total cost of revenue decreased to $405,312 during the three months ended March 31, 2023, compared to the three months ended March 31, 2022 that had a cost of revenue of $1,358,438.

Operating Expenses

Operating expenses during the three months ended March 31, 2023 decreased to $243,623 (comprised of Salaries of $112,887 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $130,736), compared to the three months ended March 31, 2022 that produced $417,257 (comprised of Salaries of $267,644 and SG&A expenses of $149,613).

Income / (Loss) from Operations

Total loss from operations was $20,510 during the three months ended March 31, 2023, compared to a total income from operation of $1,380 for the three months ended March 31, 2022.

Derivative Gain

Derivative gain, a non-cash item, was $123,301 during the three months ended March 31, 2023, due to the fair value change of the debt and warrants driven by the stock price change between December 31, 2022 and March 31, 2023, compared to $287,098 during the three months ended March 31, 2022.

Interest Expense

Interest expense, a non-cash item, decreased to $47,362 during the three months ended March 31, 2023, compared to $259,094 during the three months ended March 31, 2022.

Net Income

Net income was $55,429 during the three months ended March 31, 2023, compared to $29,384 during the three months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of $194,849. During the three months ended March 31, 2023, we have financed our operations principally through receipts of customer payments and proceeds on the line of credit of $50,000.

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

During the three months ended March 31, 2023, net cash used in operating activities was $275,037, compared to $137,892 during the three months ended March 31, 2022.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the three months ended March 31, 2023, the Company received $50,000 in proceeds from the new line of credit, and made payments of $62,022 of convertible notes payable and $1,000 of debt issuance cost.

During the three months ended March 31, 2022, the Company received $890,000 in proceeds from issuance of Series B Preferred Stock and $81,671 in proceeds from short-term debt and made payments of $300,000 of convertible notes payable and $71,576 of short-term debt.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023 and the year ended December 31, 2022, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

31.1

Certification of the Company’s Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023

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

JACKSAM CORPORATION

Dated: June 28, 2023	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer and interim Chief Financial Officer

