Form 10-Q
period 2023-06-30
Jacksam Corp
filed 2023-09-28
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 27, 2023, the registrant had 81,088,719 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets

Current Assets:
Cash	$98,114	$482,908
Accounts receivable, net	4,521	-
Inventory, net	222,000	214,143
Prepaid expenses	37,191	41,751
Total Current Assets	361,826	738,802

Property and equipment, net	325	517
Right of-use asset - operating lease	61,246	77,677

Total Assets	$423,397	$816,996

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$669,882	$558,879
Accrued dividends	119,672	80,000
Deferred revenue	740,591	1,127,634
Convertible notes payable, current portion	444,444	444,444
Notes payable, current portion	629,027	158,672
Line of Credit	50,000	-
Right of use liability - operating lease, current portion	36,561	34,007
Derivative liability	1,900,759	491,913
Accrued liabilities - other	1,642,269	1,642,269
Subscription payable	499,999	499,999
Total Current Liabilities	6,733,204	5,037,817

Notes payable, net of current portion (net of discount $0 and $94,095 respectively)	139,709	580,105
Right of use liability - operating lease	27,231	46,233
Total Liabilities	6,900,144	5,664,155

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	278,270	272,022

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	100	100
Common stock - 200,000,000 authorized, $0.001 par value, 81,088,719 shares issued and outstanding as of June 30, 2023 and 2022, respectively	81,088	81,088
Additional paid-in capital	7,405,997	7,451,916
Accumulated deficit	(14,242,202)	(12,652,285)
Total Stockholders' Deficit	(6,755,017)	(5,119,181)

Total Liabilities and Stockholders' Deficit	$423,397	$816,996

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Sales	$402,610	$1,467,309	$1,031,035	$3,244,384

Cost of sales	247,589	1,042,379	652,901	2,400,817

Gross profit	155,021	424,930	378,134	843,567

Operating expenses
Salaries and wages (including contractors)	51,274	273,836	164,161	541,480
Other selling, general and administrative expenses	91,076	225,867	221,812	375,480
Total operating expenses	142,350	499,703	385,973	916,960

Income (loss) from operations	12,671	(74,773)	(7,839)	(73,393)

Other income (expense)
Derivative gain (loss)	(1,532,147)	77,899	(1,408,846)	364,997
Interest expense	(125,870)	(38,029)	(173,232)	(297,123)
Loss on conversion of notes payable	-	-	-	-
Gain on settlement of notes payable	-	-	-	-
Total other income (expense)	(1,658,017)	39,870	(1,582,078)	67,874

Net income (loss)	(1,645,346)	(34,903)	(1,589,917)	(5,519)

Preferred stock dividends	(23,086)	(23,087)	(45,919)	(45,920)

Net income (loss) available to common shareholders	$(1,668,432)	$(57,990)	$(1,635,836)	$(51,439)

Net loss per share
Basic	$(0.02)	$(0.00)	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	81,088,719	80,132,342	81,088,719	77,605,012
Diluted	81,088,719	80,132,342	81,088,719	77,605,012

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2021	2,800,000	259,422	-	-	74,490,147	74,490	6,210,414	331,600	(11,130,807)	(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	2,000,000	2,000	(2,000)	-	-	-
Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	29,384	29,384

Balance, March 31, 2022	2,800,000	262,529	1,000,000	100	76,490,147	76,490	7,075,481	331,600	(11,101,423)	(3,617,752)

Common stock issued for share payable	-	-	-	-	2,222,221	2,222	329,378	(331,600)	-	-
Common stock issued for services	-	-	-	-	1,389,175	1,389	67,588	-	-	68,977
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	670,034	670	(670)	-	-	-
Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(23,087)	-	-	(23,087)
Net income	-	-	-	-	-	-	-	-	(34,903)	(34,903)

Balance, June 30, 2022	2,800,000	$265,670	1,000,000	$100	80,771,577	$80,771	$7,448,690	$-	$(11,136,326)	$(3,606,765)

Balance, December 31, 2022	2,800,000	$272,022	1,000,000	$100	81,088,719	$81,088	$7,451,916	$-	$(12,652,285)	$(5,119,181)

Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	55,429	55,429

Balance, March 31, 2023	2,800,000	275,129	1,000,000	100	81,088,719	81,088	7,429,083	-	(12,596,856)	(5,086,585)

Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(23,086)	-	-	(23,086)
Net income	-	-	-	-	-	-	-	-	(1,645,346)	(1,645,346)

Balance, June 30, 2023	2,800,000	$278,270	1,000,000	$100	81,088,719	$81,088	$7,405,997	$-	$(14,242,202)	$(6,755,017)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flows from Operating Activities
Net income	$(1,589,917)	$(5,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	192	716
Stock based compensation	-	68,977
Amortization of debt discount	96,095	56,765
Amortization of right-of-use assets	16,431	12,493
Interest expense from derivative issuance	-	141,020
Derivative (gain) loss	1,408,846	(364,997)
Inventory impairment	-	18,800
Net change in:
Accounts receivable	(4,521)	(671,521)
Inventory	(7,857)	(47,539)
Prepaid expenses	4,560	(58,643)
Right-of-use liabilities	(16,448)	(10,437)
Accounts payable and accrued expenses	111,004	454,962
Deferred revenue	(387,043)	(67,468)

Net cash used in operating activities	(368,658)	(472,391)

Cash Flows from Investing Activities
Proceeds from sale of marketable securities	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from line of credit	50,000	-
Payments on convertible notes payable	-	(300,000)
Payment of debt issuance costs	(1,000)	-
Proceeds from notes payable	-	163,988
Payments on notes payable	(65,136)	(252,751)
Proceeds from issuance of Series A preferred stock	-	890,000

Net cash provided by financing activities	(16,136)	501,237

Net Change in Cash	(384,794)	28,846

Cash, Beginning of Period	482,908	344,811

Cash, End of Period	$98,114	$373,657

Cash Paid For:
Income Taxes	$-	$-
Interest	$5,946	$3,049

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$-	$105,822
Common stock issued for deferred finance costs	$-	$2,670
Common stock issued to settle share payable	$-	$331,600
Preferred stock dividends	$45,919	$45,920

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions, and (iv) the related volatility of prices pertaining to the cost of sales. During the three months ended June 30, 2023 three customers accounted for 38%, 26% and 12% of revenue. During the three months ended June 30, 2022, two customers each accounted for 25% of revenue. During the six months ended June 30, 2023, three customers accounted for 26%, 21% and 17% of revenue. During the six months ended June 30, 2022, five customers accounted for 13%, 11%, 11%, 11% and 10% of revenue.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company has no amounts in excess of the FDIC limit as of June 30, 2023.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of June 30, 2023 and December 31, 2022, the Company had recorded an allowance for doubtful accounts of $264,659, respectively.

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

The June 30, 2023 and December 31, 2022 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2023 and December 31, 2022, the Company’s inventory allowance was estimated at $18,800.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2023, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of June 30, 2023, $740,591 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months ended June 30, 2023	Three Months ended June 30, 2022	Six Months ended June 30, 2023	Six Months Ended June 30, 2022
Machine sales	$105,000	$1,157,961	$448,000	$2,191,084
Non-Machine sales	297,610	309,348	583,035	1,053,300
Total sales	$402,610	$1,467,309	$1,031,035	3,244,384

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

The following table presents the effect of potential dilutive issuances for three and six months June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net loss attributable to common stockholders	$(1,668,432)	$(57,990)	$(1,635,836)	$(51,439)
Preferred stock dividends	-	-	-	-
Derivative gain	-	-	-	-
Interest expense associated with convertible debt	-	-	-	-
Net income (loss) for dilutive calculation	$(1,668,432)	$(57,990)	(1,635,836)	(51,439)

Weighted average shares outstanding	81,088,719	80,132,342	81,088,719	77,605,012
Dilutive effect of preferred stock	-	-	-	-
Dilutive effect of convertible debt	-	-	-	-
Dilutive effect of common stock warrants	-	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	81,088,719	80,132,342	81,088,719	77,605,012

During the three and six months ended June 30, 2023, the impact of 15,189,056 warrants to purchase common stock, 132,275,132 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock  was excluded from the calculation, as their impact would be anti-dilutive.

During the three and six months ended June 30, 2022, the impact of 15,189,056 warrants to purchase common stock, 2,469,136 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive.

The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020. Additionally, 2,222,223 shares to be issued as part of the share payable equity balances as of June 30, 2022 are excluded from the calculation of weighted average shares outstanding for the three and six months ended June 30, 2022.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $0 and $19,000 for the three months ended June 30, 2023 and 2022, respectively, and was $220 and $25,500 for the six months ended June 30, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the three and six months ended June 30, 2023 and 2022.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,319)	(20,127)
Property and equipment, net	$325	$517

Depreciation expense amounted to $192 and $716 for the six months ended June 30, 2023 and 2022, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2023	December 31, 2022

Accounts payable	$285,207	$245,482
Accrued interest	240,122	168,844
Sales tax payable	144,553	144,553
Total Accounts payable and Accrued expenses	$669,882	$558,879

Note 5: Notes Payable and Line of Credit

A summary of Notes Payable are as follows:

	June 30, 2023	December 31, 2022

SBA loan May 2020	$143,352	$144,739
Note payable September 2021	625,384	635,658
Note Payable September 2022	-	52,475
Total notes payable	768,736	832,872
Less: discount and deferred finance costs	-	(94,095)
Less: current portion	(629,027)	(158,672)
Long-term portion of notes payable	$139,709	580,105

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of June 30, 2023 and December 31, 2022, the Company owed a principal amount of $143,352 and $144,739 under this loan.

On September 29, 2021, the Company entered into a Revenue Loan and Security Agreement (the “RSLA) with an investor for up to a total amount of $1,000,000. Upon drawing from the facility and continuing thereafter until maturity or earlier prepayment in full, the Company shall pay monthly to the lender an amount equal to the product of (i) all revenue of the Company for the immediately preceding month multiplied by (ii) an applicable revenue percentage. On September 29, 2021, the Company borrowed $750,000 under the agreement and received initial cash proceeds of $727,500. The Company also paid an additional $5,000 in fees to the investor to secure the loan for total deferred financing fees of $27,500. On November 12, 2021, the Company issued a total of 843,750 shares of common stock to a lender in connection with the note payable issued. These shares had a fair value of $100,744 and were recorded as deferred finance costs.

On March 13, 2023, the Company entered into an Amendment to the RSLA (the “Amended RSLA”) whereby, the lender agreed to a limited forbearance on the loan as a result of the existing defaults if the company were to meet certain criteria. As of June 30, 2023, the Company did not meet the criteria as outlined in the Amended RSLA, and therefore the Company is in default on the loan and the lender has the right to demand full repayment of the loan. As a result, the remaining deferred finance cost was amortized to interest expenses and the full amount of the loan is classified as a current liability.

As of June 30, 2023 and December 31, 2022, the Company owed a principal amount of $625,384 and $635,658 under this loan, with remaining unamortized discount of $0 and $94,095, respectively.

In December 2022, the Company received cash proceeds of $52,475 under an unsecured short term financing agreement. The Company repaid the loan in full during the six months ended June 30, 2023.

On March 30th, 2023, the Company entered into a line of credit agreement with a principal amount of $50,000, which was drawn in full as of June 30, 2023. The line of credit is unsecure, bears interest at 10% and matures on June 30, 2023. The Company paid $1,000 in financing costs associated with the loan. This loan has been extended and the Company is in discussion with the creditor to finalize a new maturity date.

The Company amortized $95,095 and $49,980 of debt discount and deferred finance costs to interest expense related to notes payable and the line of credit during the six months ended June 30, 2023 and 2022, respectively.

Accrued interest on notes payable was $240,122 and $169,855 as of June 30, 2023 and December 31, 2022, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
June 2019 Notes, due April 30, 2023	$444,444	$444,444
Total	444,444	444,444
Less: Debt discount and deferred finance costs on short-term convertible notes	-	-
Less: Current convertible notes payable, net of discount	(444,444)	(444,444)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by June 30, 2023 and 2,777,778 were part of the subscriptions payable liability balance of $499,999 as of June 30, 2023 and December 31, 2022. See Note 7.

The Company was in default of the convertible debt outstanding as of December 31, 2022, which resulted in the conversion price on the outstanding note adjusting to be 60% of the lowest trading price in the 25 days prior to a conversion notice. Following the previous extensions, the holder of $444,444 of the notes agreed to extend the repayment period to April 30, 2023. There were no other changes to the terms of the convertible notes payable, and the amendments were accounted for as a debt modification. The Company is currently in default of this agreement.

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

	As of June 30, 2023
	Conversion Option	Warrants

Volatility	98.18%	87.16-103.74%
Dividend Yield	0%	0%
Risk-free rate	5.47%	4.49-5.47%
Expected term	0.5 year	0.5-3.65 years
Stock price	$0.0175	$0.0175
Exercise price	$0.0034	$0.18-0.27
Derivative liability fair value	$1,882,197	$18,562

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the six months ended June 30, 2023:

Fair value as of December 31, 2022	$491,913
Fair value on the date of issuance related to warrants issued
Extinguishment due to repayment of debt	-
Extinguishment due to conversion of debt	-
Change in fair value of derivatives	1,408,846
Fair value as of June 30, 2023	$1,900,759

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total loss of $1,408,846 and a gain of $364,977 during the six months ended June 30, 2023 and 2022, respectively.

Note 7: Equity

Common Stock

The Company’s Article of Incorporation authorize the Company to issue from 230,000,000 shares, consisting of two classes to be designated respectively, “Common Stock” and “Preferred Stock”, with all such shares having a par value of $0.001 per share, of which 200,000,000 shall be designated as Common stock and 30,000,000 designated as Preferred stock.

As of June 30, 2023 and December 31, 2022, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

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

The Company accrued $6,248 in dividends on the Series A Preferred Stock for the six months ended June 30, 2023. Total accrued dividends at June 30, 2023 and December 31, 2022 were $26,270 and $20,022, respectively. The redemption value of the Series A Preferred Stock as of June 30, 2023 and December 31, 2022 was $278,270 and $272,022, reflected as temporary equity on the Company’s consolidated balance sheet.

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

The Series B holders do not have voting rights on matters other than those related to amending the certificate of incorporation of the Series B, altering voting or other powers of the Series B, or redemption or acquisition of outstanding Series B. For a period of one year following the closing of the Series B funding, the Company may not authorize or create any class of stock that is senior to the Series B with respect to dividends, redemption or distribution of assets upon Liquidation. In the event of liquidation of the Company, the Series B holders shall be paid 125% of the Stated value plus 125% of any unpaid dividends.

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

The Company accrued $119,671 and $80,000 in dividends on the Series B Preferred Stock as of June 30, 2023 and  December 31, 2022, respectively.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2022	14,279,965	$2,946,044	$0.21
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(1,701,389)	(493,500)	0.29
Outstanding at June 30, 2023	12,578,576	$2,452,544	$0.19

The weighted average remaining contractual life is approximately 1.75 years for stock warrants outstanding with no intrinsic value as of June 30, 2023. All of the above warrants were fully vested.

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

Mark Adams contributed $126,000 to purchase the Series A Preferred Stock during the year ended December 31, 2021, as discussed in Note 7.

Note 9: Leases, Commitments and Contingencies

Leases

The Company entered into a lease agreement for office space on February 2, 2022, for a term beginning February 15, 2022 through February 28, 2025. The lease requires payments of $3,267 per month through the lease term, increasing by 4% each year, with an option to renew. The Company recognized an initial right of use asset and lease liability of $105,822, based on the present value of the minimum lease payments. For the purpose of calculating operating lease liabilities, lease terms may be deemed to include options to extend the lease when it is reasonably certain that the Company will exercise those options. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial right-of-use (“ROU”) asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating leases for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating lease cost	$20,108	$16,757
Short-term lease cost	3,892	34,274
Variable lease cost	—	—
Sublease income	—	—
Total lease cost	$24,000	$51,031

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2023 and December 31, 2022:

Lease Position	June 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$61,246	$77,677
Right of use liability operating lease current portion	$36,561	$34,007
Right of use liability operating lease long term	27,231	46,233
Total operating lease liabilities	$63,792	$80,240

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 1.67 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at June 30, 2023:

Operating
Leases
2023 (6 months remaining)	$20,386
2024	42,123
2025	7,065
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	69,574
Less: Interest	(5,782)
Present value of lease liabilities	$63,792

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

N/A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations include several forward-looking statements that reflect management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate” and “continue”, or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of the management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in the pricing of our products, and competition.

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

Results of Operations– Three-month Periods

Comparison for the three-month periods ended June 30, 2023 and 2022:

Revenue

Total revenue during the three months ended June 30, 2023 was $402,610 (comprised of machine sales of $105,000 and non-machine sales of $297,610), compared to the three months ended June 30, 2022 that generated sales of $1,467,309 (comprised of machine sales of $1,157,961 and non-machine sales of $309,348).

Cost of Revenue

Total cost of revenue decreased to $247,589 during the three months ended June 30, 2023, compared to the three months ended June 30, 2022 that had a cost of revenue of $1,042,379.

Operating Expenses

Operating expenses during the three months ended June 30, 2023 were $142,350 (comprised of Salaries of $51,274 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $91,076), compared to the three months ended June 30, 2022 that produced $499,703 (comprised of Salaries of $273,836 and SG&A expenses of $225,867).

Income / (Loss) from Operations

Total income from operations was $12,671 during the three months ended June 30, 2023, compared to a total loss from operation of $74,773 for the three months ended June 30, 2022.

Derivative Gain / (Loss)

Derivative loss, a non-cash item, was $1,532,147 during the three months ended June 30, 2023, due to the fair value change of the debt and warrants driven by the stock price change between March 31, 2023 and June 30, 2023, compared to a derivative gain of $77,899 during the three months ended June 30, 2022.

Interest Expense

Interest expense, a non-cash item, was $125,870 during the three months ended June 30, 2023, compared to $38,029 during the three months ended June 30, 2022.

Net Loss

Net loss was $1,658,017 during the three months ended June 30, 2023, compared to $34,903 during the three months ended June 30, 2022.

Results of Operations – Six-month Periods

Comparison for the six-month periods ended June 30, 2023 and 2022:

Revenue

Total revenue during the six months ended June 30, 2023 was $1,031,035 (comprised of machine sales of $448,000 and non-machine sales of $583,035), compared to the six months ended June 30, 2022 that generated sales of $3,244,384 (comprised of machine sales of $2,191,084 and non-machine sales of $1,053,300).

Cost of Revenue

Total cost of revenue was $652,901 during the six months ended June 30, 2023, compared to the six months ended June 30, 2022 that had a cost of revenue of $2,400,817.

Operating Expenses

Operating expenses during the six months ended June 30, 2023 were $385,973 (comprised of Salaries of $164,161 and Other SG&A expenses of $221,812), compared to the six months ended June 30, 2022 that produced $916,960 (comprised of Salaries of $541,480 and Other SG&A expenses of $375,480).

Loss from Operations

Total loss from operations was $7,839 during the six months ended June 30, 2023, compared to $73,393 for the six months ended June 30, 2022.

Derivative Gain / (Loss)

Derivative loss, a non-cash item, was $1,408,846 during the six months ended June 30, 2023, due to the fair value change of the debt and warrants driven by the stock price change between December 31, 2022 and June 30, 2023, compared to a derivative gain of $364,997 during the six months ended June 30, 2022.

Interest Expense

Interest expense, a non-cash item, was $173,232 during the six months ended June 30, 2023, compared to $297,123 during the six months ended June 30, 2022.

Net Loss

Net loss was $1,589,917 during the six months ended June 30, 2023, compared to $5,519 during the six months ended June 30, 2022.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents of $98,114. During the six months ended June 30, 2023, we have financed our operations principally through receipts of customer payments and proceeds on the line of credit of $50,000.

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

During the six months ended June 30, 2023, net cash used in operating activities was $368,658, compared to $472,391 during the six months ended June 30, 2022.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the six months ended June 30, 2023, the Company received $50,000 in proceeds from the new line of credit, and made payments of $65,136 of convertible notes payable and $1,000 of debt issuance cost.

During the six months ended June 30, 2022, the Company received $890,000 in proceeds from issuance of Series B Preferred Stock and $163,988 in proceeds from short-term debt and made payments of $300,000 of convertible notes payable and $252,751 of non-convertible debt.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2023 and the year ended December 31, 2022, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, we have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

31.1

Certification of the Company’s Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

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

JACKSAM CORPORATION

Dated: September 28, 2023	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer and interim Chief Financial Officer

