Form 10-Q
period 2023-09-30
Jacksam Corp
filed 2023-12-21
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of December 20, 2023, the registrant had 81,088,719 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets

Current Assets:
Cash	$145,534	$482,908
Accounts receivable, net	25,605	-
Inventory, net	215,986	214,143
Prepaid expenses	83,805	41,751
Total Current Assets	470,930	738,802

Property and equipment, net	229	517
Right of-use asset - operating lease	52,715	77,677

Total Assets	$523,874	$816,996

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$698,221	$558,879
Accrued dividends	139,836	80,000
Deferred revenue	853,384	1,127,634
Convertible notes payable, current portion	444,444	444,444
Notes payable, current portion	625,283	158,672
Line of Credit	50,000	-
Right of use liability - operating lease, current portion	37,891	34,007
Derivative liability	822,719	491,913
Accrued liabilities - other	1,642,269	1,642,269
Subscription payable	499,999	499,999
Total Current Liabilities	5,814,046	5,037,817

Notes payable, net of current portion (net of discount $0 and $94,095 respectively)	138,852	580,105
Right of use liability - operating lease	17,230	46,233
Total Liabilities	5,970,128	5,664,155

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	281,446	272,022

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	100	100
Common stock - 200,000,000 authorized, $0.001 par value, 81,088,719 shares issued and outstanding as of September 30, 2023 and 2022, respectively	81,088	81,088
Additional paid-in capital	7,382,657	7,451,916
Accumulated deficit	(13,191,545)	(12,652,285)
Total Stockholders' Deficit	(5,727,700)	(5,119,181)

Total Liabilities and Stockholders' Deficit	$523,874	$816,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Sales	$190,747	$492,891	$1,221,782	$3,737,275

Cost of sales	92,610	431,454	745,511	2,832,271

Gross profit	98,137	61,437	476,271	905,004

Operating expenses
Salaries and wages (including contractors)	23,059	222,731	187,220	764,211
Other selling, general and administrative expenses	88,780	174,832	310,592	550,312
Total operating expenses	111,839	397,563	497,812	1,314,523

Income (loss) from operations	(13,702)	(336,126)	(21,541)	(409,519)

Other income (expense)
Derivative gain (loss)	1,078,040	70,733	(330,806)	435,730
Interest expense	(39,908)	(53,030)	(213,140)	(350,153)
Other income	26,227	-	26,227	-
Total other income (expense)	1,064,359	17,703	(517,719)	85,577

Net income (loss)	1,050,657	(318,423)	(539,260)	(323,942)

Preferred stock dividends	(23,340)	(23,340)	(69,259)	(69,260)

Net income (loss) available to common shareholders	$1,027,317	$(341,763)	$(608,519)	$(393,202)

Net loss per share
Basic	$0.01	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic	81,088,719	80,855,219	81,088,719	78,700,014
Diluted	214,896,127	80,855,219	81,088,719	78,700,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders' Deficit
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2021	2,800,000	259,422	-	-	74,490,147	74,490	6,210,414	331,600	(11,130,807)	(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	2,000,000	2,000	(2,000)	-	-	-
Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	29,384	29,384

Balance, March 31, 2022	2,800,000	262,529	1,000,000	100	76,490,147	76,490	7,075,481	331,600	(11,101,423)	(3,617,752)

Common stock issued for share payable	-	-	-	-	2,222,221	2,222	329,378	(331,600)	-	-
Common stock issued for services	-	-	-	-	1,389,175	1,389	67,588	-	-	68,977
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	670,034	670	(670)	-	-	-
Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(23,087)	-	-	(23,087)
Net income	-	-	-	-	-	-	-	-	(34,903)	(34,903)

Balance, June 30, 2022	2,800,000	265,670	1,000,000	100	80,771,577	80,771	7,448,690	-	(11,136,326)	(3,606,765)

Common stock issued for services	-	-	-	-	317,142	317	7,683	-	-	8,000
Dividends on Series A Preferred Stock	-	3,176	-	-	-	-	(23,340)	-	-	(23,340)
Net loss	-	-	-	-	-	-	-	-	(318,423)	(318,423)

Balance, September 30, 2022	2,800,000	$268,846	1,000,000	$100	81,088,719	$81,088	$7,433,033	$-	$(11,454,749)	$(3,940,528)

Balance, December 31, 2022	2,800,000	$272,022	1,000,000	$100	81,088,719	$81,088	$7,451,916	$-	$(12,652,285)	$(5,119,181)

Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	55,429	55,429

Balance, March 31, 2023	2,800,000	275,129	1,000,000	100	81,088,719	81,088	7,429,083	-	(12,596,856)	(5,086,585)

Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(23,086)	-	-	(23,086)
Net income	-	-	-	-	-	-	-	-	(1,645,346)	(1,645,346)

Balance, June 30, 2023	2,800,000	$278,270	1,000,000	$100	81,088,719	$81,088	$7,405,997	$-	$(14,242,202)	$(6,755,017)

Dividends on Series A and B Preferred Stock	-	3,176	-	-	-	-	(23,340)	-	-	(23,340)
Net income	-	-	-	-	-	-	-	-	1,050,657	1,050,657

Balance, September 30, 2023	2,800,000	$281,446	1,000,000	$100	81,088,719	$81,088	$7,382,657	$-	$(13,191,545)	$(5,727,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net income	$(539,260)	$(323,942)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	288	859
Stock based compensation	-	76,977
Amortization of debt discount	96,095	63,625
Amortization of right-of-use assets	24,962	20,225
Interest expense from derivative issuance	-	141,020
Derivative (gain) loss	330,806	(435,730)
Inventory impairment	-	18,800
Net change in:
Accounts receivable	(25,605)	(283,138)
Inventory	(1,843)	(30,545)
Prepaid expenses	(42,054)	(85,779)
Right-of-use liabilities	(25,119)	(17,916)
Accounts payable and accrued expenses	139,343	324,327
Deferred revenue	(274,250)	(23,999)

Net cash used in operating activities	(316,637)	(555,216)

Cash Flows from Financing Activities
Proceeds from line of credit	50,000	-
Payments on convertible notes payable	-	(300,000)
Payment of debt issuance costs	(1,000)	-
Proceeds from notes payable	-	231,194
Payments on notes payable	(69,737)	(312,009)
Proceeds from issuance of Series A preferred stock	-	890,000

Net cash provided by financing activities	(20,737)	509,185

Net Change in Cash	(337,374)	(46,031)

Cash, Beginning of Period	482,908	344,811

Cash, End of Period	$145,534	$298,780

Cash Paid For:
Income Taxes	$-	$-
Interest	$8,691	$13,709

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$-	$105,822
Common stock issued for deferred finance costs	$-	$2,670
Common stock issued to settle share payable	$-	$331,600
Preferred stock dividends	$69,259	$45,920

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. The Company has experienced, and in the future, expects to continue to experience, variability in its sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) competition inherent at large national retail chains where product is expected to be sold, (iii) general economic conditions, and (iv) the related volatility of prices pertaining to the cost of sales. During the three months ended September 30, 2023 four customers accounted for 44%, 16%, 11% and 10% of revenue. During the three months ended September 30, 2022, two customers accounted for 14% and 11% of revenue. During the nine months ended September 30, 2023, three customers accounted for 27%, 16% and 14% of revenue. During the nine months ended September 30, 2022, three customers accounted for 11%, 10% and 10% of revenue.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company has no amounts in excess of the FDIC limit as of September 30, 2023

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of September 30, 2023 and December 31, 2022, the Company had recorded an allowance for doubtful accounts of $264,659, respectively.

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

The September 30, 2023 and December 31, 2022 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of September 30, 2023 and December 31, 2022, the Company’s an inventory allowance was estimated at $18,800.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of September 30, 2023, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of September 30, 2023, $853,384 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months ended September 30, 2023	Three Months ended September 30, 2022	Nine Months ended September 30, 2023	Nine Months Ended September 30, 2022
Machine sales	$38,000	$225,335	$486,000	$2,416,419
Non-Machine sales	152,747	267,556	735,782	1,320,856
Total sales	$190,747	$492,891	$1,221,782	3,737,275

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

The following table presents the effect of potential dilutive issuances for three and nine months September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income (loss) attributable to common stockholders	$1,027,317	$(341,763)	$(608,519)	$(393,202)
Preferred stock dividends	23,340	23,340	69,259	69,260
Derivative gain	(1,064,687)	(70,733)	339,540	(435,730)
Interest expense associated with convertible debt	-	-	-	-
Net income (loss) for dilutive calculation	$(14,030)	$(389,156)	(199,720)	(759,672)

Weighted average shares outstanding	81,088,719	80,132,342	81,088,719	77,605,012
Dilutive effect of preferred stock	18,066,667	-	-	-
Dilutive effect of convertible debt	115,740,741	-	-	-
Dilutive effect of common stock warrants	-	-	-	-
Weighted average shares outstanding for diluted net income (loss) per share	214,896,127	80,132,342	81,088,719	77,605,012

During the three and nine months ended September 30, 2023, the impact of 15,189,056 warrants to purchase common stock, were excluded from the calculation, as their impact would be anti-dilutive. During the nine months ended 115,740,741 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock  were excluded from the calculation During the three and nine months ended September 30, 2022, the impact of 14,279,965 warrants to purchase common stock, 2,469,136 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020. Additionally, 2,222,223 shares to be issued as part of the share payable equity balances as of September 30, 2022 are excluded from the calculation of weighted average shares outstanding for the three and six months ended September 30, 2022.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotion expense was $0 and $1,000 for the three months ended September 30, 2023 and 2022, respectively, and was $220 and $26,500 for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the three and nine months ended September 30, 2023 and 2022.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,415)	(20,127)
Property and equipment, net	$229	$517

Depreciation expense amounted to $288 and $859 for the nine months ended September 30, 2023 and 2022, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2022	December 31, 2022

Accounts payable	$275,469	$245,482
Accrued interest	278,199	168,844
Sales tax payable	144,553	144,553
Total Accounts payable and Accrued expenses	$698,221	$558,879

Note 5: Notes Payable and Line of Credit

A summary of Notes Payable are as follows:

	September 30, 2023	December 31, 2022

SBA loan May 2020	$142,259	$144,739
Note payable September 2021	621,876	635,658
Note Payable September 2022	-	52,475
Total notes payable	764,135	832,872
Less: discount and deferred finance costs	-	(94,095)
Less: current portion	(625,283)	(158,672)
Long-term portion of notes payable	$138,852	580,105

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of September 30, 2023 and December 31, 2022, the Company owed a principal amount of $142,259 and $144,739 under this loan.

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

On March 13, 2023, the Company entered into an Amendment to the RSLA (the “Amended RSLA”) whereby, the lender agreed to a limited forbearance on the loan as a result of the existing defaults if the company were to meet certain criteria. As of September 30, 2023, the Company did not meet the criteria as outlined in the Amended RSLA, and therefore the Company is in default on the loan and the lender has the right to demand full repayment of the loan. As a result, the remaining deferred finance cost was amortized to interest expenses and the full amount of the loan is classified as a current liability.

As of September 30, 2023 and December 31, 2022, the Company owed a principal amount of $621,875 and $635,658 under this loan, with remaining unamortized discount of $0 and $94,095, respectively.

In December 2022, the Company received cash proceeds of $52,475 under an unsecured short term financing agreement. The Company repaid the loan in full during the nine months ended September 30, 2023.

On March 30th, 2023, the Company entered into a line of credit agreement with a principal amount of $50,000, which was drawn in full as of September 30, 2023. The line of credit is unsecure, bears interest at 10% and matured on June 30, 2023. The Company paid $1,000 in financing costs associated with the loan. The Company is currently in default of this agreement.

The Company amortized $96,095 and $63,625 of debt discount and deferred finance costs to interest expense related to notes payable and the line of credit during the nine months ended September 30, 2023 and 2022, respectively.

Accrued interest on notes payable was $278,199 and $168,844 as of September 30, 2023 and December 31, 2022, respectively.

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

June 2019 Notes, due April 30, 2023	$444,444	$444,444
Total	444,444	444,444
Less: Debt discount and deferred finance costs on short-term convertible notes	-	-
Less: Current convertible notes payable, net of discount	(444,444)	(444,444)

Total long-term convertible notes payable, net	$-	$-

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

	As of September 30, 2023
	Conversion Option	Warrants

Volatility	100.79%	95.85-100.79%
Dividend Yield	0%	0%
Risk-free rate	5.53%	4.80-5.53%
Expected term	0.5 year	0.5-3.40 years
Stock price	$0.0108	$0.0108
Exercise price	$0.0038	$ 0.18-0.27
Derivative liability fair value	$817,512	$5,209

All fair value measurements related to the derivative liabilities are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the nine months ended September 30, 2023:

Fair value as of December 31, 2022	$491,913
Fair value on the date of issuance related to warrants issued
Extinguishment due to repayment of debt	-
Extinguishment due to conversion of debt	-
Change in fair value of derivatives	330,806
Fair value as of September 30, 2023	$822,719

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total loss of $330,806 and a total gain of $435,730 during the nine months ended September 30, 2023 and 2022, respectively.

Note 7: Equity

Common Stock

The Company’s Article of Incorporation authorize the Company to issue from 230,000,000 shares, consisting of two classes to be designated respectively, “Common Stock” and “Preferred Stock”, with all such shares having a par value of $0.001 per share, of which 200,000,000 shall be designated as Common stock and 30,000,000 designated as Preferred stock.

As of September 30, 2023 and December 31, 2022, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

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

The Company accrued $9,424 in dividends on the Series A Preferred Stock for the nine months ended September 30, 2023. Total accrued dividends at September 30, 2023 and December 31, 2022 were $29,446 and $20,022, respectively. The redemption value of the Series A Preferred Stock as of September 30, 2023 and December 31, 2022 was $281,446 and $272,022, reflected as temporary equity on the Company’s consolidated balance sheet.

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

The Company accrued $139,836 and $80,000 in dividends on the Series B Preferred Stock as of September 30, 2023 and December 31, 2022, respectively.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2022	14,279,965	$2,946,044	$0.21
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(2,211,389)	(631,200)	0.29
Outstanding at September 30, 2023	12,068,576	$2,314,844	$0.19

The weighted average remaining contractual life is approximately 1.57 years for stock warrants outstanding with no intrinsic value of as of September 30, 2023. All of the above warrants were fully vested.

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

Those shares were included in subscriptions payable on the Company’s consolidated balance sheet.

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

The components of lease cost for operating leases for the six months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating lease cost	$30,163	$26,811
Short-term lease cost	5,837	24,220
Variable lease cost	—	—
Sublease income	—	—
Total lease cost	$36,000	$51,031

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at September 30, 2023 and December 31, 2022:

Lease Position	September 30, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$52,715	$77,677
Right of use liability operating lease current portion	$37,891	$34,007
Right of use liability operating lease long term	17,230	46,233
Total operating lease liabilities	$55,121	$80,240

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 1.67 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at September 30, 2023:

Operating
Leases
2023 (3 months remaining)	$10,193
2024	42,123
2025	7,065
2026	-
2027 and thereafter	-
Total future undiscounted lease payments	59,381
Less: Interest	(4,260)
Present value of lease liabilities	$55,121

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

Note 11: Subsequent Events

On October 31, 2023, the Company entered into amendment agreements with certain existing debt holders. Following this event, the Company is no longer in default on the loans.

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

Results of Operations– Three-month Periods

Comparison for the three-month periods ended September 30, 2023 and 2022:

Revenue

Total revenue during the three months ended September 30, 2023 was $ $190,747 (comprised of machine sales of $38,000 and non-machine sales of $152,747), compared to the three months ended September 30, 2022 that generated sales of $492,891 (comprised of machine sales of $225,335 and non-machine sales of $267,556).

Cost of Revenue

Total cost of revenue decreased to $92,610 during the three months ended September 30, 2023, compared to the three months ended September 30, 2022 that had a cost of revenue of $431,454.

Operating Expenses

Operating expenses during the three months ended September 30, 2023 were $ 111,839 (comprised of Salaries of $ 23,059 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $ 88,780), compared to the three months ended September 30, 2022 that produced $397,563 (comprised of Salaries of $222,731 and SG&A expenses of $174,832).

Loss from Operations

Total loss from operations was $13,702 during the three months ended September 30, 2023, compared to $336,126 for the three months ended September 30, 2022.

Derivative Gain

Derivative gain, a non-cash item, was $1,078,040 during the three months ended September 30, 2023, due to the fair value change of the debt and warrants driven by the stock price change between June 30, 2023 and September 30, 2023, compared to $70,733 during the three months ended September 30, 2022.

Interest Expense

Interest expense, a non-cash item, was $39,908 during the three months ended September 30, 2023, compared to $53,030 during the three months ended September 30, 2022.

Other Income

Other income was $26,227 during the three months ended September 30, 2023, compared to $0 during the three months ended September 30, 2022.

Net Income / (Loss)

Net income was $1,050,657 during the three months ended September 30, 2023, compared to a net loss of $318,423 during the three months ended September 30, 2022.

Results of Operations – Nine-month Periods

Comparison for the nine-month periods ended September 30, 2023 and 2022:

Revenue

Total revenue during the nine months ended September 30, 2023 was $ $1,221,782 (comprised of machine sales of $486,000 and non-machine sales of $735,782), compared to the nine months ended September 30, 2022 that generated sales of $3,737,275 (comprised of machine sales of $2,416,419 and non-machine sales of $1,320,856).

Cost of Revenue

Total cost of revenue was $745,511 during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 that had a cost of revenue of $2,832,271.

Operating Expenses

Operating expenses during the nine months ended September 30, 2023 were $497,812 (comprised of Salaries of $187,220 and Other SG&A expenses of $310,592), compared to the nine months ended September 30, 2022 that produced $1,314,523 (comprised of Salaries of $764,211 and Other SG&A expenses of $550,312).

Loss from Operations

Total loss from operations was $21,541 during the nine months ended September 30, 2023, compared to $409,519 for the nine months ended September 30, 2022.

Derivative Gain / (Loss)

Derivative loss, a non-cash item, was $330,806 during the nine months ended September 30, 2023, due to the fair value change of the debt and warrants driven by the stock price change between December 31, 2022 and September 30, 2023, compared to a derivative gain of $435,730 during the nine months ended September 30, 2022.

Interest Expense

Interest expense, a non-cash item, was $213,140 during the nine months ended September 30, 2023, compared to $350,153 during the nine months ended September 30, 2022.

Other Income

Other income was $26,227 during the nine months ended September 30, 2023, compared to $0 during the nine months ended September 30, 2022.

Net Loss

Net loss was $539,260 during the nine months ended September 30, 2023, compared to $323,942 during the nine months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of $ $145,534. During the nine months ended September 30, 2023, we have financed our operations principally through receipts of customer payments and proceeds on the line of credit of $50,000.

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

During the nine months ended September 30, 2023, net cash used in operating activities was $316,637, compared to $555,216 during the nine months ended September 30, 2022.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the nine months ended September 30, 2023, the Company received $50,000 in proceeds from the new line of credit, and made payments of $69,737 of convertible notes payable and $1,000 of debt issuance cost.

During the nine months ended September 30, 2022, the Company received $890,000 in proceeds from issuance of Series B Preferred Stock and $163,988 in proceeds from short-term debt and made payments of $300,000 of convertible notes payable and $252,751 of non-convertible debt.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023 and the year ended December 31, 2022, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, we have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

31.1

Certification of the Company’s Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023

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

JACKSAM CORPORATION

Dated: December 21, 2023	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer and interim Chief Financial Officer

