Form 10-K
period 2023-12-31
Jacksam Corp
filed 2024-04-16
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the Registrant computed by reference to the closing price of $0.03 per common share on June 30, 2023 was approximately $2.42 million.

As of April 15, 2024, there were 94,663,320 shares of company’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Jacksam Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy. We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. These systems are managed, hosted, provided or used by third parties, to assist in conducting our business and which have their own cyber security measures in place. We implement generally applicable industry standards and best practices processes for the assessment, identification, and management of material risks from cybersecurity threats to our information technology systems. Our management team oversees our information security policies and procedures. Our maintains a cyber incident reporting and response process and provides management notifications based on the seriousness of any incident. Our information security policies and procedures are required to be reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations."

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risk.

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

	2023		2022
	High	Low	High	Low
First Quarter ended March 31	$0.01	$0.01	$0.08	$0.02
Second Quarter ended June 30	$0.01	$0.02	$0.05	$0.02
Third Quarter ended September 30	$0.01	$0.01	$0.04	$0.02
Fourth Quarter ended December 31	$0.01	$0.03	$0.02	$0.01

Holders

As of December 31, 2023, we had 186 stockholders of record of our common stock.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2023 and 2022, the Company had recorded an allowance for doubtful accounts of $264,659. The Company recognized bad debt expense of $0 and $190,659 during the years ended December 31, 2023 and 2022. The net accounts receivable at December 31, 2023 and 2022 were $9,515 and $0, respectively.

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

The December 31, 2023 and 2022 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2023 and 2022, the Company’s inventory allowance was estimated at $244,658 and $18,800, respectively. the Company recognized $274,052 and $0 in inventory write downs during the year ended December 31, 2023 and 2022, respectively, which are included as part of cost of sales in the accompanying statement of operations.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2023 and 2022, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of December 31, 2023, $902,485 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $619 and $58,739 for the years ended December 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the years ended December 31, 2023 and 2022.

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

Results of Operations – Twelve Month Periods

The following set forth our results of operations for the Fiscal Years ended December 31, 2023 and 2022:

Revenue

Total revenue during the twelve months ended December 31, 2023 were $1,455,880 (comprised of $606,000 of machine sales and $849,880 of non-machine sales). Compared to the year-ended December 31, 2022 which had 4,128,456 (comprised of $2,668,102 of machine sales and $1,460,354 of non-machine sales).

Cost of Goods Sold

Total cost of goods sold was $1,216,845 during the twelve months ended December 31, 2023 compared to $3,297,955 during the twelve months ended December 31, 2022.

Gross margin decreased from 20% during the twelve months ended December 31, 2022 to 16% during the twelve months ended December 31, 2023.

Operating Expenses

Operating expenses during the during the twelve months ended December 31, 2023 decreased to $557,774 (comprised of $201,731 in salaries and $356,043 of other SG&A expenses), compared to $1,931,336 (comprised of $949,561 in salaries, bad debt expense of $190,659 and $779,608 of other SG&A expenses) during the twelve months ended December 31, 2022.

Loss from Operations

Total loss from operations was $318,739 during the twelve months ended December 31, 2023, compared to $1,100,835 during the twelve months ended December 31, 2022.

Interest Expense

Interest expense during the twelve months ended December 31, 2023 was $255,278, compared to $422,158 during the twelve months ended December 31, 2022. The decrease was mainly due to decreased debt amortization of $95,095 and $70,485, respectively, which is a non-cash expense.

Derivative Gain / (Loss)

Derivative loss, a non-cash item, during the twelve months ended December 31, 2023 was $711,401, compared to a derivative gain of $1,515 during the twelve months ended December 31, 2022. The change was mainly due to the stock price change between December 31, 2022 and December 31, 2023.

Net Loss

Net loss was $1,259,191 during the twelve months ended December 31, 2023, compared to $1,521,478 during the twelve months ended December 31, 2022.

Liquidity and Capital Resources

Since Jacksam’s inception in 2013 as a Delaware corporation, we have incurred net losses and negative cash flows from operations. We had net losses of $1,521,478 during the twelve months ended December 31, 2022 and net losses of $1,259,191 during the twelve months ended December 31, 2023. At December 31, 2023, we had an accumulated deficit of $13,911,476.

On December 31, 2023, we had cash and cash equivalents of $145,521. As of the date of this report, we have financed our operations principally through borrowing on credit facilities, debt of $3,445,824, issuance of equity of $2,857,800, issuances of Convertible Debt of $14,058,212, issuance of Preferred Stocks of $1,252,000, and receipts of customer deposits for new orders and payments from customers for our products.

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

During the twelve months ended December 31, 2023 and 2022, cash used in operating activities was $311,419 and $370,654, respectively.

Cash Flow from Investing Activities

During the twelve months ended December 31, 2023 and 2022, cash used in investing activities were both zero.

Cash Flow from Financing Activities

During the twelve months ended December 31, 2023, cash used for financing activities was $25,968 primarily from $50,000 of proceeds from line of credit. The Company also made payments of $74,968 on Series A preferred stock and $1,000 debt issuance cost.

During the twelve months ended December 31, 2022, cash provided by financing activities was $508,751 primarily from $327,385 of proceeds from stock issuance and $890,000 of proceeds issuance of Series B Preferred Stock. The Company also made payments of $408,634 on notes payable and $300,000 on convertible notes.

Off-Balance Sheet Arrangements

During the year ended December 31, 2023, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jacksam Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Jacksam Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023and the related notes to the consolidated financial statements.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss, negative cash flows from operations for the year, and working capital deficiency, the Company evaluated the need for a going concern listed in note 2.

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

The Woodlands, TX

April 16, 2024

Jacksam Corporation
Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets

Current Assets:
Cash	$145,521	$482,908
Accounts receivable, net	9,515	-
Inventory, net	-	214,143
Prepaid expenses	77,625	41,751
Total Current Assets	232,661	738,802

Property and equipment, net	128	517
Right of-use asset - operating lease	43,965	77,677

Total Assets	$276,754	$816,996

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$756,456	$558,879
Accrued dividends	160,000	80,000
Deferred revenue	902,485	1,127,634
Convertible notes payable, current portion	444,444	444,444
Notes payable, current portion	619,932	158,672
Line of Credit	50,000	-
Right of use liability - operating lease, current portion	39,255	34,007
Derivative liability	-	491,913
Accrued liabilities - other	1,642,269	1,642,269
Subscription payable	499,999	499,999
Total Current Liabilities	5,114,840	5,037,817

Notes payable, net of current portion (net of discount $0 and $94,095 respectively)	137,972	580,105
Right of use liability - operating lease	6,978	46,233
Total Liabilities	5,259,790	5,664,155

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively;	284,622	272,022

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 shares issued and outstanding as of December 31, 2023 and 2022	100	100
Common stock - 200,000,000 authorized, $0.001 par value, 81,088,719 shares issued and outstanding as of December 31, 2023 and 2022, respectively	81,088	81,088
Additional paid-in capital	8,562,630	7,451,916
Accumulated deficit	(13,911,476)	(12,652,285)
Total Stockholders' Deficit	(5,267,658)	(5,119,181)

Total Liabilities and Stockholders' Deficit	$276,754	$816,996

The accompanying notes are an integral part of these consolidated financial statements

Jacksam Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2023 and 2022

	Year Ended
	2023	2022

Sales	$1,455,880	$4,128,456

Cost of sales	1,216,845	3,297,955

Gross profit	239,035	830,501

Operating expenses
Salaries and wages (including contractors)	201,731	961,069
Other selling, general and administrative expenses	356,043	970,267
Total operating expenses	557,774	1,931,336

Income (loss) from operations	(318,739)	(1,100,835)

Other income (expense)
Derivative gain (loss)	(711,401)	1,515
Interest expense	(255,278)	(422,158)
Other income	26,227	-
Total other income (expense)	(940,452)	(420,643)

Net income (loss)	(1,259,191)	(1,521,478)

Preferred stock dividends	(92,600)	(92,600)

Net income (loss) available to common shareholders	$(1,351,791)	$(1,614,078)

Net loss per share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	81,088,719	79,302,098
Diluted	81,088,719	79,302,098

The accompanying notes are an integral part of these consolidated financial statements

Jacksam Corporation
Consolidated Statements of Stockholders' Deficit
For the Years Ended December 31, 2023 and 2022

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2021	2,800,000	259,422	-	-	74,490,147	74,490	6,210,414	331,600	(11,130,807)	(4,514,303)

Issuance of Series B Preferred Stock, net of fees	-	-	1,000,000	100	-	-	889,900	-	-	890,000
Common stock issued for share payable	-	-	-	-	2,222,221	2,222	329,378	(331,600)	-	-
Common Stock and Warrants issued in connection with preferred stock	-	-	-	-	2,670,034	2,670	(2,670)	-	-	-
Common stock issued for services					1,706,317	1,706	117,494	-	-	119,200
Dividends on Series A and B Preferred Stock	-	12,600	-	-	-	-	(92,600)	-	-	(92,600)
Net income	-	-	-	-	-	-	-	-	(1,521,478)	(1,521,478)

Balance, December 31, 2022	2,800,000	272,022	1,000,000	100	81,088,719	81,088	7,451,916	-	(12,652,285)	(5,119,181)

Reclassification of derivative liability to equity	-	-	-	-	-	-	1,203,314			1,203,314
Dividends on Series A and B Preferred Stock	-	12,600	-	-	-	-	(92,600)	-	-	(92,600)
Net income	-	-	-	-	-	-	-	-	(1,259,191)	(1,259,191)
Balance, December 31, 2023	2,800,000	$284,622	1,000,000	$100	81,088,719	$81,088	$8,562,630	$-	$(13,911,476)	$(5,267,658)

The accompanying notes are an integral part of these consolidated financial statements

Jacksam Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash Flows from Operating Activities
Net income	$(1,259,191)	$(1,521,478)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	389	955
Stock based compensation	-	76,978
Bad debt expense		190,659
Amortization of debt discount	95,095	70,485
Amortization of right-of-use assets	33,712	28,145
Interest expense from derivative issuance	-	167,620
Derivative (gain) loss	711,401	(1,515)
Gain on debt extinguishment	-
Inventory impairment	-	-
Net change in:
Accounts receivable	(9,515)	400,510
Inventory	214,143	(17,431)
Prepaid expenses	(35,874)	(33,151)
Right-of-use liabilities	(34,007)	(25,582)
Accounts payable and accrued expenses	197,577	(40,591)
Deferred revenue	(225,149)	333,742

Net cash used in operating activities	(311,419)	(370,654)

Cash Flows from Financing Activities
Proceeds from line of credit	50,000	-
Payments on convertible notes payable	-	(300,000)
Payment of debt issuance costs	(1,000)	-
Proceeds from notes payable	-	327,385
Payments on notes payable	(74,968)	(408,634)
Proceeds from issuance of Series A preferred stock	-	890,000

Net cash provided by financing activities	(25,968)	508,751

Net Change in Cash	(337,387)	138,097

Cash, Beginning of Period	482,908	344,811

Cash, End of Period	$145,521	$482,908

Cash Paid For:
Income Taxes	$-	$-
Interest	$8,691	$19,699

Non-cash transactions:
Right of use asset and liability recognized, operating leases	$-	$105,822
Common stock issued for deferred finance costs	$-	$2,670
Common stock issued to settle share payable	$-	$331,600
Loss on additional shares issued in connection with common stock units	$-	$42,222
Preferred stock dividends	$92,600	$92,600
Settlement of derivative liabilities	$1,203,314	$-

The accompanying notes are an integral part of these consolidated financial statements

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company has no amounts in excess of the FDIC limit as of December 31, 2023

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of December 31, 2023 and 2022, the Company had recorded an allowance for doubtful accounts of $264,659 and $264,659, respectively. The Company recognized bad debt expense of $0 and $190,659 during the years ended December 31, 2023 and 2022, respectively. The net accounts receivable at December 31, 2023 and 2022 were $9,515 and $0, respectively.

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

The December 31, 2023 and 2022 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of December 31, 2023 and 2022, the Company’s inventory allowance was estimated at $244,658 and $18,800, respectively. the Company recognized $274,052 and $0 in inventory write downs during the year ended December 31, 2023 and 2022, respectively, which are included as part of cost of sales in the accompanying statement of operations.

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

Pure Plan, Native Nation, and ARK are the only 10%+ customers in 2023. When these customers are aggregated, they equal 57% of the 2023 sales.

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of December 31, 2023 and 2022, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of December 31, 2023, $902,485 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Machine sales	$606,000	$2,668,102
Non-Machine sales	849,880	1,460,354
Total sales	$1,455,880	$4,128,456

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

The following table presents the effect of potential dilutive issuances for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022

Net income (loss) attributable to common stockholders	$(1,351,791)	$(1,614,078)
Preferred stock dividends	92,600	92,600
Derivative gain	711,401	(1,515)
Interest expense associated with convertible debt	-	98,265
Net income (loss) for dilutive calculation	(547,790)	(1,424,728)

Weighted average shares outstanding	81,088,719	79,302,098
Dilutive effect of preferred stock	-	-
Dilutive effect of convertible debt	-	-
Dilutive effect of common stock warrants	-	-
Weighted average shares outstanding for diluted net income (loss) per share	81,088,719	79,302,098

During the year ended December 31, 2023, the impact of 12,068,576 warrants to purchase common stock, 44,444,444 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. During the year ended December 31, 2022, the impact of 14,279,965 warrants to purchase common stock, 75,585,790 shares issuable under convertible debt and 18,066,667 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $619 and $58,739 for the years ended December 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the years ended December 31, 2023 and 2022.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,516)	(20,127)
Property and equipment, net	$128	$517

Depreciation expense amounted to $389 and $955 for the year ended December 31, 2023 and 2022, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2023	December 31, 2022

Accounts payable	$292,912	$245,482
Accrued interest	318,991	168,844
Sales tax payable	144,553	144,553
Total Accounts payable and Accrued expenses	$756,456	$558,879

Note 5: Notes Payable and Line of Credit

A summary of Notes Payable are as follows:

	December 31, 2023	December 31, 2022

SBA loan May 2020	141,412	144,739
Note payable September 2021	616,492	635,658
Note Payable September 2022	-	52,475
Total notes payable	757,904	832,872
Less: discount and deferred finance costs	-	(94,095)
Less: current portion	(619,932)	(158,672)
Long-term portion of notes payable	$137,972	580,105

On December 31, 2019, the Company entered into an inventory financing arrangement with a single lender, whereby $150,000 was paid by the lender directly to a vendor to secure inventory for the sales to customers in January 2020. The Company will repay $164,835 of principal and interest by February 29, 2020. The interest and fees of $14,835 were recorded as debt discount and were amortized through the maturity date. The Company also paid a deferred finance cost of $5,000 which was amortized through the maturity date. The Company entered into a second agreement on February 6, 2020 with the same lander for an additional $43,000 of funding. The Company will repay $47,253 at maturity on April 6, 2020. On April 22, 2020, these two notes payable were refinanced with the lender into a single agreement whereby the Company will make an initial repayment of $74,231 and 24 monthly payments of $7,467, for total payments of $253,439. This amendment was accounted for as a modification of the debt. As of December 31, 2022 the company had repaid the balance of the note in full.

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of December 31, 2023 and 2022, the Company owed a principal amount of $141,412 and $144,739 under this loan.

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

On March 13, 2023, the Company entered into an Amendment to the RSLA (the “Amended RSLA”) whereby, the lender agreed to a limited forbearance on the loan as a result of the existing defaults if the company were to meet certain criteria. As of September 30, 2023, the Company did not meet the criteria as outlined in the Amended RSLA, and therefore the Company was in default on the loan and the lender has the right to demand full repayment of the loan. As a result, the remaining deferred finance cost was amortized to interest expenses and the full amount of the loan is classified as a current liability. In addition, the Lendor will assess a penalty of $450,000 which will be added on the maturity date, but is not currently outstanding. The Company re-negotiated the transaction with the lender and is no longer in default as of December 31, 2023 and as of the date of this Report.

As of December 31, 2023 and 2022, the Company owed a principal amount of $616,932 and $635,658 under this loan, with remaining unamortized discount of $0 and $94,095, respectively.

In March 2022, the Company received cash proceeds of $82,081 under an unsecured short term financing agreement. The Company repaid $5,694 per week until paid in full. This note was paid in full as of December 31, 2022. The Company entered into a second unsecured short term finance arrangement and received cash proceeds of $81,907. This agreement was repaid in full as of December 31, 2022.  The Company entered into five additional unsecured short term finance arrangements and received total cash proceeds of $245,304 during the year ended December 31, 2022. As of December 31, 2023 and 2022, the Company owed a principal amount of $0 and $52,475 under this loan.

The Company amortized $95,095 and $27,215 of debt discount and deferred finance costs to interest expense related to notes payable during the years ended December 31, 2023 and 2022, respectively.

Line of Credit

On March 30, 2023, the Company entered into a line of credit agreement with a principal amount of $50,000, which was drawn in full as of December 31, 2023. The line of credit is unsecure, bears interest at 10% and matured on June 30, 2023. The Company paid $1,000 in financing costs associated with the loan. The Company is currently in default of this agreement.

The following is an analysis of the annual principal payments require on a fiscal year basis as of December 31, 2023:

For the year ended December 31,	Amount
2024	$619,932
2025	3,440
2026	3,588
2027	3,727
2028	4,193
Thereafter	173,024
Total remaining intangibles amortization	807,904

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

June 2019 Notes, due September 30, 2024	$444,444	$444,444
Total	444,444	444,444
Less: Current convertible notes payable, net of discount	(444,444)	(444,444)

Total long-term convertible notes payable, net	$-	$-

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

During the year ended December 31, 2020, $1,500,000 of the principal on the June 2019 Notes was converted into the right to receive 7,883,599 shares of common stock, of which 5,105,821 were issued by December 31, 2021 and 2,777,778 were part of the subscriptions payable liability balance of $499,999 as of December 31, 2023 and 2022. See Note 7.

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

On October 20, 2023 the Company entered into an additional amendment, which resulted in the maturity date of the note being extended to September 30, 2024. As consideration for the note extension, the Company agreed to reset the exercise price of the 1,333,333 warrants held by the note holder to $0.01 per share and reset the conversion price to be the lesser of $0.01 per share or the price per share on a merger closing date. The Company also agreed to issue 685,713 shares of common stock to the note holder, which were in March 2024. As a result of the price resets, the debt amendment was accounted for as a debt modification In addition, as a result of the new conversion terms, which are within the control of the Company, the conversion option no longer must be accounted for as a derivative under ASC 815. On the modification date, the conversion option was revalued under the original terms and the resulting fair value was reclassified into equity.

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

The Company amortized $0 and $43,270 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the years ended December 31, 2023 and 2022, respectively.

Accrued interest on notes payable and convertible notes payable was $318,991 and $169,874 as of December 31, 2023 and 2022, respectively.

Derivative Liabilities

The fair values of the conversion option of outstanding convertible notes payable and common stock warrants were determined to be derivative liabilities under ASC 815 due to the default on convertible notes payable disclosed above, which resulted in a variable conversion price on the outstanding convertible note payable. On October 20, 2023, the conversion price on the outstanding convertible note payable was modified to remove the variable conversion price. As a result, as of the modification date, the outstanding convertible note payable and common stock warrants were reclassified into equity at their fair value as of that date. The fair value of the derivative liabilities was estimated using a binomial model with the following assumptions as of December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
	Conversion Option	Warrants	Conversion Option	Warrants

Volatility	-%	-%	75.43%	75.43-107.09%
Dividend Yield	-%	-%	0%	0%
Risk-free rate	-%	-%	4.76%	4.22-4.76%
Expected term	-	-	0.5 year	0.5 – 4.5 years
Stock price	$-	$-	$0.012	$0.012
Exercise price	$-	$-	$0.018	$0.006-0.30
Derivative liability fair value	$-	$-	$477,971	$13,942

The following assumptions were used for the determination and value in the debt modification as discussed above immediately before and immediately after the amendment;

	Immediately before amendment		Immediately after amendment
	Conversion Option	Warrants	Conversion Option	Warrants

Volatility	98%	98%	93%	93%
Dividend Yield	0%	0%	0%	0%
Risk-free rate	5.54%	5.54%	5.41%	5.41%
Expected term	0.5 year	0.75 year	0.75 year	0.75 years
Stock price	$0.01	$0.01	$0.01	$0.01
Exercise price	$0.0042	$0.18	$0.01	$0.01
Derivative liability fair value	$1,203,314	$-	$152,936	$3,312

All fair value measurements related to the derivative liabilities described above and the modification of the conversion price on a convertible note, and are considered significant unobservable inputs (Level 3) under the fair value hierarchy of ASC 820.

The table below presents the change in the fair value of the derivative liability during the years ended December 31, 2023 and 2022:

Fair value as of December 31, 2021	325,808
Fair value on the date of issuance of new derivatives	167,620
Extinguishment due to repayment of debt	(7,655)
Gain on change in fair value of derivatives	6,140
Fair value as of December 31, 2022	$491,913
Reclassification of derivative liabilities to equity upon removal of variable conversion option	(1,203,317)
Loss on change in fair value of derivatives	711,401
Fair value as of December 31, 2023	$-

The total impact of derivative liabilities recognized in the Company’s consolidated statements of operations includes the change in fair value of derivatives, with the Company recognizing a total gain (loss) of $(711,401) and $1,515 during the years ended December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2021 and 2020, the Company sold common stock units at $0.18 per unit. Each $0.18 unit consists of a share of common stock and a warrant to purchase half a share of common stock at an exercise price of $0.27, for a period of three years from issuance. During the year ended December 31, 2022 the remaining 2,222,223 shares to be issued related to common stock units were issued.

As of December 31, 2023 and 2022, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

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

The Company accrued $12,600 in dividends on the Series A Preferred Stock for the year ended December 31, 2023 and 2022. Total accrued dividends at December 31, 2023 were $32,622. The redemption value of the Series A Preferred Stock as of December 31, 2023 and 2022 was $284,622 and $272,022, reflected as temporary equity on the Company’s consolidated balance sheet.

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

The Company accrued $80,000 in dividends on the Series B Preferred Stock for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022 there were $160,000 and $80,000, respectively, of outstanding accrued dividends.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2021	11,189,056	$2,646,044	$0.24
Granted	4,000,000	800,000	0.20
Exercised	(909,091)	500,000	0.45
Forfeited and cancelled	-	-	-
Outstanding at December 31, 2022	14,279,965	$2,946,044	$0.21
Granted	-	-	-
Exercised	-	-	-
Forfeited and cancelled	(2,211,389)	631,200	0.29
Outstanding at December 31, 2023	12,068,576	$2,088,177	$0.17

The weighted average remaining contractual life is approximately 1.32 years for stock warrants outstanding with $18,667 of intrinsic value of as of December 31, 2023. All of the above warrants were fully vested.

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

Those shares were in subscriptions payable as of December 31, 2023 and 2022, and presented on the balance sheet.

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

The components of lease cost for operating leases for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$40,217	$36,866
Short-term lease cost	7,783	24,220
Total lease cost	$48,000	$61,086

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at December 31, 2023 and 2022:

Lease Position	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets	$43,965	$77,677
Right of use liability operating lease current portion	$39,255	$34,007
Right of use liability operating lease long term	6,978	46,233
Total operating lease liabilities	$46,233	$80,240

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 1.17 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at December 31, 2023:

Operating
Leases
2024	$42,123
2025	7,065
2026	-
2027	-
2028 and thereafter	-
Total future undiscounted lease payments	49,188
Less: Interest	(2,955)
Present value of lease liabilities	$46,233

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

Note 11: Income Taxes

The components of the provision for income taxes for the years ended December 31, 2023 and 2022, respectively, consisted of the following:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Current:
Federal	-	-
State	$-	$800
	-	800
Deferred:
Federal	-	-
State	-	-

Total provision for (benefit from) income taxes	$-	$800

Deferred tax assets (liabilities) consist of the following:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating losses	$2,118,207	$2,029,845
Other	-	1,900
Total Deferred Tax Asset	2,118,207	2,031,745

Valuation Allowance	(2,118,207)	(2,031,537)

Deferred Tax Liabilities
Fixed Assets	(208)	(208)

Net Deferred Tax Assets/(Liabilities)	$0	$0

Reconciliation of the statutory federal income tax to the Company’s effective tax:

	December 31, 2023	December 31, 2022
Tax at Federal Statutory Rate	21.00%	21.00%
State Taxes	2.10%	6.59%
Nondeductible Items	-16.13%	-5.81%
Valuation Allowance	-6.87%	-22.07%
Other	-0.11%	0.29%
Provision for Taxes	0.00%	0.00%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the available objective evidence, management believes it is not more likely than not that the net deferred tax assets will be fully realizable for the period ending December 31, 2023. On the basis of this evaluation, as of December 31, 2023, a full allowance has been recorded on its net deferred tax assets.

As of December 31, 2023, the Company had $631,000 of federal and $7,190,000 of state net operating loss carryforwards available to reduce future taxable income expire through 2042. As of December 31, 2023, the Company has approximately $6,828,000 of federal net operating loss carryforwards available to reduce future taxable income which carryforward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss carry-forwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company is in the process of determining if significant limitations would be placed on the utilization of its net operating loss carry-forwards due to prior ownership changes.

As of December 31, 2023, the Company does not have any unrecognized tax benefits. As of December 31, 2023, the Company has not recognized any interest or penalties for unrecognized tax benefits.

The Company files income tax returns in the U.S. and California. Tax Years 2016 to 2023 remain subject to examination for federal income tax purposes, and tax years 2014 through 2020 remain open to examination for California income tax purposes. All net operating losses generated to date are subject to adjustment for U.S. federal and California income tax purposes.

Note 12: Subsequent Events

On January 5, 2024, the Company entered into consulting agreements with four consultants to build a new distribution business, Catalyst Distribution. Under the terms of the agreements, the consultants can each earn up to 7,416,667 restricted shares of the Company’s common stock that will be granted over a 12 month period based on attainment of revenue goals. The initial grants are:

•	David Shin was granted 2,472,222 shares on January 9, 2024.
•	Sungchul Sin was granted 2,472,222 shares on January 9, 2024.
•	Richard Yoo was granted 2,472,222 shares on January 9, 2024.
•	Baron Huber was granted 2,472,222 shares on January 9, 2024.

On January 5, 2024, the Company and Think Capital Partners, LLC (formerly known as Tysadco Partners, LLC) entered into a Security Purchase Agreement. Think Capital Partners purchased $100,000 for 3,000,000 restricted common shares and 2,000,000 Warrants exercisable into common shares to be delivered to via book entry within 7 calendar days following the closing date. Think Capital Partners maintains ownership in certain $500,000 Redeemable Restricted Series B Preferred Shares plus 8% accrued annual interest and 2,000,000 warrants exercisable into common shares dated February 10, 2024.

On March 18, 2024, the Company issued 685,713 shares of common stock to the holder of a convertible promissory note related to the October 2023 modification of the note payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2023.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2023 based on the COSO framework criteria. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries as well as a lack of a formal policy for the approval, identification and authorization of related party transactions.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of the date of this report:

Name	Age	Position(s)	Date of Appointment
Mark Adams	55	Chief Executive Officer, Interim Chief Financial Officer, Board of Director	September 14, 2018

Mark Adams has served as our Chief Executive Officer and Board Member since September 14, 2018 and in those same roles with Jacksam Corporation, pre-Merger, since December 2017. He also started to serve as the interim Chief Financial Officer since April 3, 2023. From 2013 to 2017, he served as Vice President of Business Development for eSentire, a software security firm in Boston, Massachusetts. From 2010 to 2013, he was a Partner at Torrey Hills Capital in San Diego, California. From 2007-2009, he served as a portfolio manager at BAM, a hedge fund in NYC. From 2005 to 2008, he served as a portfolio manager at PT 72 in Boston, Massachusetts. From 2000-2004, he served as an analyst at Essex Investment Management in Boston, Massachusetts. From 1996 to 2000, he served as Vice President of Business Development at Dell-EMC. His career started as an analyst at JP Morgan Chase from 1990 to 1994. He holds a Bachelor of Science degree from Providence College awarded in 1990 and an M.B.A. from Harvard Business School awarded in 1996.

Board Composition

Corporate Governance and Director Independence

Our business and affairs are managed under the direction of our Board of Director, Mark Adams.

Family Relationships

N/A.

Board Committees

There are currently no committees of the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or may be combined.

Our Board of Director is primarily responsible for overseeing our risk management processes on behalf of our company. The Board of Director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Director focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

Our board of director intends to adopt a code of ethics that our officer, director and any person who may perform similar functions will be subject to.

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

Item 11. Executive Compensation

The following table sets forth the compensation for our fiscal years ended December 31, 2023 and 2022 earned by or awarded to, as applicable, our principal executive officer, principal financial officer and our other most highly compensated executive officers as of December 31, 2023.

Summary Compensation Table (last two complete fiscal years)

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Mark Adams (CEO since 4/2019)	2023	$0	-		-	-	$0
	2022	$120,000	-	-	-	-	$120,000

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

Mark Adams was promoted to our Chief Executive Officer on April 10, 2018, by our board, following the decision by the founder Daniel Davis to step down from that office.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2023.

Other than as set forth herein, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and stock awards held by our named executive officers as of December 31, 2023. From inception and through the date of this report, we have not granted any stock options or stock awards to any of our executive officers.

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

The percentage of shares beneficially owned is computed as of December 31, 2023, on the basis of 81,088,719 shares of common stock outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2023 (the “Determination Date”), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Merger, to our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

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

Item 14. Principal Accounting Fees and Services

Audit Fees.

For the fiscal year ended December 31, 2023, the firm of M&K CPAS, PLLC, which we refer to as M&K is our principal auditor. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by M&K in connection with regulatory filings. We paid M&K $35,000 in connection with our audited and reviewed financials for the fiscal years ended December 31, 2023.

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

JACKSAM CORPORATION

Dated: April 16, 2024	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

