Form 10-Q
period 2024-03-31
Jacksam Corp
filed 2024-05-17
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 94,663,320 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets

Current Assets:
Cash	$104,425	$145,521
Accounts receivable, net	18,115	9,515
Inventory, net	-	-
Prepaid expenses	-	77,625
Total Current Assets	122,540	232,661

Property and equipment, net	32	128
Right of-use asset - operating lease	34,991	43,965

Total Assets	$157,563	$276,754

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$717,359	$756,456
Accrued dividends	89,972	160,000
Deferred revenue	826,321	902,485
Convertible notes payable, current portion	1,148,278	444,444
Notes payable, current portion	613,551	619,932
Line of Credit	50,000	50,000
Right of use liability - operating lease, current portion	41,524	39,255
Derivative liability	-	-
Accrued liabilities - other	1,642,269	1,642,269
Subscription payable	499,999	499,999
Total Current Liabilities	5,629,273	5,114,840

Notes payable, net of current portion (net of discount $87,385 and $94,095 respectively)	137,100	137,972
Right of use liability - operating lease	-	6,978
Total Liabilities	5,766,373	5,259,790

Commitment

Mezzanine equity

Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	287,763	284,622

Stockholders' Deficit:

Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 1,000,000 and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	50	100
Common stock - 200,000,000 authorized, $0.001 par value, 94,663,320 and 81,088,719 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	94,662	81,088
Additional paid-in capital	8,467,090	8,562,630
Accumulated deficit	(14,458,375)	(13,911,476)
Total Stockholders' Deficit	(5,896,573)	(5,267,658)

Total Liabilities and Stockholders' Deficit	$157,563	$276,754

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	March 31, 2024	March 31, 2023

Sales	$295,333	$628,425

Cost of sales	196,189	405,312

Gross profit	99,144	223,113

Operating expenses
Salaries and wages (including contractors)	46,968	112,887
Other selling, general and administrative expenses	516,964	130,736
Total operating expenses	563,932	243,623

Income (loss) from operations	(464,788)	(20,510)

Other income (expense)
Derivative gain (loss)	-	123,301
Interest expense	(82,111)	(47,362)
Loss on conversion of notes payable	-	-
Gain on settlement of notes payable	-	-
Total other income (expense)	(82,111)	75,939

Net income (loss)	(546,899)	55,429

Deemed dividend on preferred exchange	(83,836)	-
Preferred stock dividends	(13,114)	(22,833)

Net income (loss) available to common shareholders	$(643,849)	$32,596

Net loss per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic	93,465,344	81,088,719
Diluted	93,465,344	173,229,460

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2022	2,800,000	272,022	1,000,000	100	81,088,719	81,088	7,451,916	-	(12,652,285)	(5,119,181)

Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	55,429	55,429

Balance, March 31, 2023	2,800,000	$275,129	1,000,000	$100	81,088,719	$81,088	$7,429,083	$-	$(12,596,856)	$(5,086,585)

Balance, December 31, 2023	2,800,000	$284,622	1,000,000	$100	81,088,719	$81,088	$8,562,630	$-	$(13,911,476)	$(5,267,658)

Shares issued for compensation					9,888,888	9,888	421,020			430,908
Shares issued for exercise of warrants					685,713	686	6,171			6,857
Common shares issued and conversion of Preferred B shares in connection with Note payable			(500,000)	$(50)	3,000,000	3,000	(425,781)			(422,831)
Deemed dividend on extinguishment of Preferred B							(83,836)			(83,836)
Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(13,114)	-	-	(13,114)
Net loss	-	-	-	-	-	-	-	-	(546,899)	(546,899)

Balance, March 31, 2024	2,800,000	$287,763	500,000	$50	94,663,320	$94,662	$8,467,090	$-	$(14,458,375)	$(5,896,573)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income (loss)	$(546,899)	$55,429
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	96	96
Amortization of debt discount	17,167	7,711
Amortization of right-of-use assets	8,974	8,113
Derivative (gain) loss	-	(123,301)
Net change in:
Accounts receivable	(8,600)	(673)
Inventory	-	(24,635)
Prepaid expenses	77,625	4,560
Right-of-use liabilities	(4,709)	(7,992)
Accounts payable and accrued expenses	(39,098)	20,931
Deferred revenue	(76,164)	(215,276)

Net cash used in operating activities	(133,843)	(275,037)

Cash Flows from Financing Activities
Proceeds from line of credit	-	50,000
Proceeds from convertible notes payable	100,000	-
Payment of debt issuance costs	-	(1,000)
Payments on notes payable	(7,253)	(62,022)

Net cash provided by (used in) financing activities	92,747	(13,022)

Net Change in Cash	(41,096)	(288,059)

Cash, Beginning of Period	145,521	482,908

Cash, End of Period	$104,425	$194,849

Cash Paid For:
Income Taxes	$-	$-
Interest	$912	$5,946

Non-cash transactions:
Conversion of Preferred B and accrued dividends into convertible note payable	$580,000	$-
Deemed dividend on extinguishment of Preferred B	$83,836	$-
Preferred stock dividends	$13,114	$22,833
Exercise of warrants	$686	$-

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

Note 2: Significant Accounting Policies

Basis of Preparation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) under the accrual basis of accounting. These financial statements are presented in U.S. dollars and are prepared on a historical cost basis, except for certain financial instruments which are carried at fair value. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited consolidated financial statements and notes thereto for the years ended December 31, 2023 in the Form 10-K filed on April 16, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Form 10-K have been omitted.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of March 31, 2024 and December 31, 2023 and 2022, the Company had recorded an allowance for doubtful accounts of $264,659, respectively. The net accounts receivable at March 31, 2024 and December 31, 2023 were $18,815 and $9,515, respectively.

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

The March 31, 2024 and December 31, 2023 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of March 31, 2024 and December 31, 2023, the Company’s inventory allowance was estimated at $244,658 and $244,658, respectively.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of March 31, 2024 and December 31, 2023, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of March 31, 2024, $826,321 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Machine sales	$70,000	$343,000
Non-Machine sales	225,333	285,425
Total sales	$295,333	$628,425

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

The following table presents the effect of potential dilutive issuances for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024	March 31, 2023

Net income (loss) attributable to common stockholders	$(643,849)	$32,596
Preferred stock dividends	13,144	22,833
Derivative gain	-	(123,301)
Deemed dividend on preferred exchange	83,836	-
Interest expense associated with convertible debt	80,773	-
Net income (loss) for dilutive calculation	(466,126)	(67,872)

Weighted average shares outstanding	93,465,344	8,108,819
Dilutive effect of preferred stock	9,733,333	18,066,667
Dilutive effect of convertible debt	119,977,814	74,074,074
Dilutive effect of common stock warrants	250,945	-
Weighted average shares outstanding for diluted net income (loss) per share	223,427,436	173,229,460

During the three months ended March 31, 2024, the impact of the 12,480,954 outstanding warrants to purchase common stock, 119,977,814 shares issuable under convertible debt and 9,733,333 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $0 and $220 for the three months ended March 31, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the three months ended March 31, 2024 and 2023.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,612)	(20,516)
Property and equipment, net	$32	$128

Depreciation expense amounted to $96 for the three months ended March 31, 2024 and 2023, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2024	December 31, 2023

Accounts payable	$189,783	$292,912
Accrued interest	383,023	318,991
Sales tax payable	144,553	144,553
Total Accounts payable and Accrued expenses	$717,359	$756,456

Note 5: Notes Payable and Line of Credit

A summary of Notes Payable are as follows:

	March 31, 2024	December 31, 2023

SBA loan May 2020	140,863	141,412
Note payable September 2021	609,788	616,492

Total notes payable	750,651	757,904
Less: discount and deferred finance costs	-	-
Less: current portion	(613,551)	(619,932)
Long-term portion of notes payable	$137,100	137,972

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of March 31, 2024 and December 31, 2023, the Company owed a principal amount of $140,863 and $141,412 under this loan.

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

On March 13, 2023, the Company entered into an Amendment to the RSLA (the “Amended RSLA”) whereby, the lender agreed to a limited forbearance on the loan as a result of the existing defaults if the company were to meet certain criteria. As of September 30, 2023, the Company did not meet the criteria as outlined in the Amended RSLA, and therefore the Company was in default on the loan and the lender has the right to demand full repayment of the loan. As a result, the remaining deferred finance cost was amortized to interest expenses and the full amount of the loan is classified as a current liability. In addition, the Lendor will assess a penalty of $450,000 which will be added on the maturity date, but is not currently outstanding. The Company re-negotiated the transaction with the lender and was no longer in default as of December 31, 2023 and as of the date of this Report.

As of March 31, 2024 and December 31, 2023, the Company owed a principal amount of $609,788 and $616,932 under this loan, with no remaining unamortized discount, respectively.

The Company amortized $17,167 and $7,711 of debt discount and deferred finance costs to interest expense related to notes payable during the three months ended March 31, 2024 and 2023, respectively.

Line of Credit

On March 30, 2023, the Company entered into a line of credit agreement with a principal amount of $50,000, which was drawn in full as of March 31, 2024. The line of credit is unsecure, bears interest at 10% and matured on June 30, 2023. The Company paid $1,000 in financing costs associated with the loan. The Company is currently in default of this agreement.

The following is an analysis of the annual principal payments require on a fiscal year basis as of March 31, 2024:

For the twelve months ended March 31:	Amount
2024	$663,551
2025	3,440
2026	3,558
2027	3,727
2028	4,193
Thereafter	121,762
Total principal	800,651

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

January 2024 Note, due January 2025	$755,334	-
June 2019 Notes, due September 30, 2024	444,444	$444,444
Total principal	1,199,778	444,444
Less: Discounts	(51,500)	-
Total net of discounts	1,148,278	444,444

Less: Current convertible notes payable, net of discount	(1,148,278)	(444,444)

Total long-term convertible notes payable, net	$-	$-

On October 20, 2023 the Company entered into an additional amendment with the remaining outstanding note holder of the June 2019 Notes, which resulted in the maturity date of the note being extended to September 30, 2024. As consideration for the note extension, the Company agreed to reset the exercise price of the 1,333,333 warrants held by the note holder to $0.01 per share and reset the conversion price to be the lesser of $0.01 per share or the price per share on a merger closing date. As a result of the price resets, the debt amendment was accounted for as a debt modification. In connection with the agreement, the holder also agreed to exercise 685,713 of the warrants into shares of common stock, which were issued in March 2024. The Company received no cash for the exercise and recognized expense of $6,857. In addition, as a result of the new conversion terms, which are within the control of the Company, the conversion option no longer must be accounted for as a derivative under ASC 815. On the modification date, the conversion option was revalued under the original terms and the resulting fair value was reclassified into equity.

On January 5, 2024, the Company and Think Capital Partners, LLC (formerly known as Tysadco Partners, LLC) entered into a Security Purchase Agreement. Think Capital Partners provided the Company with $100,000 in cash and agreed to exchange their 500,000 shares of Series B Convertible Preferred Stock with an original value of $500,000, outstanding dividends of $80,000 and fees of $6,667 into a convertible promissory note with a principal value of $755,333 (the “Exchange”). The convertible promissory note Matures January 3, 2025, bears interest at 12% per year, and had an original issue discount of $68,667. The promissory note and carried interest is convertible into shares of common stock at $0.01 per share. In the event of default on the convertible note, the interest rate increases to 15%. As a result of the Exchange, 500,000 shares of Series B Convertible Preferred Stock. Think Capital Partners also received 3,000,000 shares of common stock with a fair value of $49,500 based on the closing price of the Company’s common stock on January 3, 2024 and 2,000,000 common stock warrants with an exercise price of $0.01 per share and an exercise term of five years. The warrants had an estimate fair value of $27,669 based on a binomial valuation using a term of five years, volatility of 105.63%, a risk free rate of 3.9% and a dividend rate of 0%. The Company determined that the Exchange should be accounted for as an extinguishment of  with the preferred stock holder, with the difference between the carrying value of the Series B Convertible Preferred Stock and the new convertible note being recognized as a dividend of $83,836.

The Company amortized $17,167 and $0 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the three months ended March 31, 2024 and 2023, respectively.

Accrued interest on notes payable and convertible notes payable was $383,023 and $318,991 as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

On January 3, 2024, the Company issued 3,000,000 shares of common stock to Think Capital Partners as part of the Exchange as discussed in Note 6.

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

These shares had a fair value of $430,908 based on the closing price of the Company’s common stock at January 5, 2024, which was recognized as stock-based compensation expense.

On March 18, 2024, the Company issued 685,713 shares of common stock to the holder of a convertible promissory note related to the October 2023 modification of the note payable and the exercise of those warrants. The Company recognized expense of $6,857 related to this issuance related to the cash not received from the exercise.

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

The Company accrued $3,141 in dividends on the Series A Preferred Stock for the three-months ended March 31, 2024. Total accrued dividends at March 31, 2024 and December 31, 2023 were $35,763 and $32,622, respectively. The redemption value of the Series A Preferred Stock as of March 31, 2024 and December 31, 2023 was $287,763 and $284,622, reflected as temporary equity on the Company’s consolidated balance sheet.

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

In January 2024, the Company entered into the Exchange agreement as discussed in Note 6. As a result, 500,000 shares of Series B Convertible Preferred Stock and $80,000 of accrued dividends were cancelled and exchanged into a convertible promissory note.

The Company accrued $9,973 in dividends on the Series B Preferred Stock for the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023 there were $89,972 and $160,000, respectively, of outstanding accrued dividends.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2023	12,068,576	$2,088,177	$0.17
Granted	2,000,000	20,000	0.01
Exercised	(685,713)	(6,857)	0.01
Forfeited and cancelled	(901,909)	(224,844)	0.25
Outstanding at March 31, 2024	12,480,954	$1,876,476	$0.16
Exercisable at March 31, 2024	12,480,954	$1,876,476	$0.16

The weighted average remaining contractual life is approximately 1.80 years for stock warrants outstanding with $5,825 of intrinsic value of as of March 31, 2024. All of the above warrants were fully vested.

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

Those shares were in subscriptions payable as of March 31, 2024 and December 31, 2023, and presented on the balance sheet.

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

The components of lease cost for operating leases for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$10,054	$10,054
Short-term lease cost	1,946	1,946
Total lease cost	$12,000	$12,000

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at March 31, 2024 and December 31, 2023:

Lease Position	March 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$34,991	$43,965
Right of use liability operating lease current portion	$41,524	$39,255
Right of use liability operating lease long term	-	6,978
Total operating lease liabilities	$41,524	$46,233

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 0.9 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at March 31, 2024:

Operating
Leases
2025	$42,393
2026	-
2027	-
2028	-
2029 and thereafter	-
Total future undiscounted lease payments	42,393
Less: Interest	(869)
Present value of lease liabilities	$41,524

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

Note 11: Subsequent Events

Management has evaluated events through May 16, 2024, the date these financial statements were available for issuance, and noted no events requiring disclosures.

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

Results of Operations

Comparison for the three-month periods ended March 31, 2024 and 2023:

Revenue

Total revenue during the three months ended March 31, 2024 was $295,333 (comprised of machine sales of $70,000 and non-machine sales of $225,333), compared to the three months ended March 31, 2023 that generated sales of $628,425 (comprised of machine sales of $343,000 and non-machine sales of $285,425).

Cost of Revenue

Total cost of revenue decreased to $196,189 during the three months ended March 31, 2024, compared to the three months ended March 31, 2023 that had a cost of revenue of $405,312.

Operating Expenses

Operating expenses during the three months ended March 31, 2024 increased to $563,932 (comprised of Salaries of $46,968 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $510,107 that included a one-time non-cash $437,765 equity compensation), compared to the three months ended March 31, 2023 that produced $243,623 (comprised of Salaries of $112,887 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $130,736).

Loss from Operations

Total loss from operations was $464,788 during the three months ended March 31, 2024, compared to $20,510 for the three months ended March 31, 2023.

Derivative Gain

Derivative gain, a non-cash item, was $0 during the three months ended March 31, 2024, due to there was no fair value change of the debt and warrants driven by the stock price change between December 31, 2023 and March 31, 2024, compared to $123,301 during the three months ended March 31, 2023.

Interest Expense

Interest expense, a non-cash item, decreased to $82,111 during the three months ended March 31, 2024, compared to $47,362 during the three months ended March 31, 2023.

Net (Loss) / Income

Net loss was $546,899 during the three months ended March 31, 2024, compared to a net income of $55,429 during the three months ended March 31, 2023.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of $104,425. During the three months ended March 31, 2024, we have financed our operations principally through receipts of customer payments and proceeds on the convertible note payable of $100,000.

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

During the three months ended March 31, 2024, net cash used in operating activities was $133,843, compared to $275,037 during the three months ended March 31, 2023.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the three months ended March 31, 2024, the Company received $100,000 in proceeds from the new convertible note payable, and made payments of $7,253 of convertible notes payable.

During the three months ended March 31, 2023, the Company received $50,000 in proceeds from the new line of credit, and made payments of $62,022 of convertible notes payable and $1,000 of debt issuance cost.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024 and the year ended December 31, 2023, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

31.1

Certification of the Company’s Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024

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

JACKSAM CORPORATION

Dated: May 17, 2024	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer and interim Chief Financial Officer

