Form 10-Q
period 2024-06-30
Jacksam Corp
filed 2024-08-19
CIK 860543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 89,718,876 shares of common stock, $0.001 par value per share, outstanding.

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

Jacksam Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets

Current Assets:
Cash	$67,624	$145,521
Accounts receivable, net	18,124	9,515
Inventory, net	131	-
Prepaid expenses	35,340	77,625
Total Current Assets	121,219	232,661

Property and equipment, net	-	128
Right of-use asset - operating lease	25,780	43,965

Total Assets	$146,999	$276,754

Liabilities and Stockholders Deficit

Current Liabilities:
Accounts payable and accrued expenses	$848,661	$756,456
Accrued dividends	99,945	160,000
Deferred revenue	831,064	902,485
Convertible notes payable, current portion	1,165,445	444,444
Notes payable, current portion	607,473	619,932
Line of Credit	50,000	50,000
Right of use liability - operating lease, current portion	27,231	39,255
Derivative liability	-	-
Accrued liabilities - other	1,642,269	1,642,269
Subscription payable	499,999	499,999
Total Current Liabilities	5,772,087	5,114,840

Notes payable, net of current portion (net of discount $87,385 and $0, respectively)	135,895	137,972
Right of use liability - operating lease	-	6,978
Total Liabilities	5,907,982	5,259,790

Commitment

Mezzanine equity
Series A Preferred stock - 2,800,000 authorized, $0.001 par value, 2,800,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	290,904	284,622

Stockholders' Deficit:
Preferred stock - 30,000,000 authorized, $0.001 par value, 0 shares issued and outstanding	-	-
Series B Preferred Stock - 1,000,000 authorized, $0.001 par value, $1 stated value, 500,000 and 1,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	100	100
Common stock - 200,000,000 authorized, $0.001 par value, 89,718,876 and 81,088,719 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	89,718	81,088
Additional paid-in capital	8,261,339	8,562,630
Accumulated deficit	(14,403,044)	(13,911,476)
Total Stockholders' Deficit	(6,051,887)	(5,267,658)

Total Liabilities and Stockholders' Deficit	$146,999	$276,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Sales	$136,312	$402,610	$431,645	$1,031,035

Cost of sales	84,271	247,589	280,460	652,901

Gross profit	52,041	155,021	151,185	378,134

Operating expenses
Salaries and wages (including contractors)	23,985	51,274	70,953	164,161
Other selling, general and administrative expenses	(111,278)	91,076	405,686	221,812
Total operating expenses	(87,293)	142,350	476,639	385,973

Income (loss) from operations	139,334	12,671	(325,454)	(7,839)

Other income (expense)
Derivative gain (loss)	-	(1,532,147)	-	(1,408,846)
Interest expense	(84,003)	(125,870)	(166,114)	(173,232)
Loss on conversion of notes payable	-	-	-	-
Gain on settlement of notes payable	-	-	-	-
Total other income (expense)	(84,003)	(1,658,017)	(166,114)	(1,582,078)

Net income (loss)	55,331	(1,645,346)	(491,568)	(1,589,917)

Deemed dividend on preferred exchange	-	-	(83,836)	-
Preferred stock dividends	(13,114)	(23,086)	(26,228)	(45,919)

Net income (loss) available to common shareholders	$42,217	$(1,668,432)	$(601,632)	$(1,635,836)

Net loss per share
Basic	$0.00	$(0.02)	$(0.01)	$(0.02)
Diluted	$0.00	$(0.02)	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic	93,630,964	81,088,719	93,548,154	81,088,719
Diluted	93,630,964	81,088,719	93,548,154	81,088,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Stockholders' Deficit
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Series A Preferred Stock,		Series B Preferred Stock,		Common Stock, $0.001 Par Value		Paid-In	Share	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2022	2,800,000	272,022	1,000,000	100	81,088,719	81,088	7,451,916	-	(12,652,285)	(5,119,181)

Dividends on Series A and B Preferred Stock	-	3,107	-	-	-	-	(22,833)	-	-	(22,833)
Net income	-	-	-	-	-	-	-	-	55,429	55,429

Balance, March 31, 2023	2,800,000	275,129	1,000,000	100	81,088,719	81,088	7,429,083	-	(12,596,856)	(5,086,585)

Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(23,086)	-	-	(23,086)
Net income	-	-	-	-	-	-	-	-	(1,645,346)	(1,645,346)

Balance, June 30, 2023	2,800,000	$278,270	1,000,000	$100	81,088,719	$81,088	$7,405,997	$-	$(14,242,202)	$(6,755,017)

Balance, December 31, 2023	2,800,000	$284,622	1,000,000	$100	81,088,719	$81,088	$8,562,630	$-	$(13,911,476)	$(5,267,658)

Shares issued for compensation	-	-	-	-	9,888,888	9,888	421,020	-	-	430,908
Shares issued for exercise of warrants	-	-	-	-	685,713	686	6,171	-	-	6,857
Common shares issued and conversion of Preferred B shares in connection with Note payable	-	-	-	$-	3,000,000	3,000	(425,831)	-	-	(422,831)
Deemed dividend on extinuishment of Preferred B	-	-	-	-	-	-	(83,836)	-	-	(83,836)
Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(13,114)	-	-	(13,114)
Net loss	-	-	-	-	-	-	-	-	(546,899)	(546,899)

Balance, March 31, 2024	2,800,000	287,763	1,000,000	100	94,663,320	94,662	8,467,040	-	(14,458,375)	(5,896,573)

Shares forfeited for previously issued compensation expense	-	-	-	-	(4,944,444)	(4,944)	(192,587)	-	-	(197,531)
Dividends on Series A and B Preferred Stock	-	3,141	-	-	-	-	(13,114)	-	-	(13,114)
Net loss	-	-	-	-	-	-	-	-	55,331	55,331

Balance, June 30, 2024	2,800,000	$290,904	1,000,000	$100	89,718,876	$89,718	$8,261,339	$-	$(14,403,044)	$(6,051,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Jacksam Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net income (loss)	$(491,568)	$(1,589,917)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	128	192
Stock based compensation	240,234	-
Amortization of debt discount	34,334	96,095
Amortization of right-of-use assets	18,185	16,431
Derivative (gain) loss	-	1,408,846
Net change in:
Accounts receivable	(8,609)	(4,521)
Inventory	(131)	(7,857)
Prepaid expenses	42,285	4,560
Right-of-use liabilities	(19,002)	(16,448)
Accounts payable and accrued expenses	92,204	111,004
Deferred revenue	(71,421)	(387,043)

Net cash used in operating activities	(163,361)	(368,658)

Cash Flows from Financing Activities
Proceeds from line of credit	-	50,000
Proceeds from convertible notes payable	100,000	-
Payment of debt issuance costs	-	(1,000)
Payments on notes payable	(14,536)	(65,136)

Net cash provided by (used in) financing activities	85,464	(16,136)

Net Change in Cash	(77,897)	(384,794)

Cash, Beginning of Period	145,521	482,908

Cash, End of Period	$67,624	$98,114

Cash Paid For:
Income Taxes	$-	$-
Interest	$1,792	$5,946

Non-cash transactions:
Conversion of Preferred B and accrued dividends into convertible note payable	$580,000	$-
Deemded dividend on extinguishment of Preferred B	$83,836	$-
Preferred stock dividends	$26,228	$45,919
Issuance of common stock and warrants in connection with conversion of Preferred B stock and accrued dividends	$77,169	$-

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and consist of cash on hand and demand deposits placed with banks or other financial institutions, and all highly liquid investments with an original maturity of three months or less. Federal Deposit Insurance Corporation (“FDIC”) deposit insurance covers $250,000 per depositor, per FDIC-insured bank, per ownership category. The Company has no amounts in excess of the FDIC limit as of June 30, 2024

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future bad debts, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. As of June 30, 2024 and December 31, 2023 the Company had recorded an allowance for doubtful accounts of $264,659, respectively. The net accounts receivable at June 30, 2024 and December 31, 2023 were $18,124 and $9,515, respectively.

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

The June 30, 2024 and December 31, 2023 inventory consisted entirely of finished goods. The Company will maintain an allowance based on specific inventory items that have shown no activity over a 60-month period. The Company tracks inventory as it is disposed, scrapped or sold at below cost to determine whether additional items on hand should be reduced in value through an allowance method. As of June 30, 2024 and December 31, 2023, the Company’s inventory allowance was estimated at $244,658, respectively.

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

Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. Payment terms between invoicing and when payment is due is less than one year. As of June 30, 2024 and December 31, 2023, none of the Company’s contracts contained a significant financing component.

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

Transaction Price Allocated to the Remaining Performance Obligations

At a given point in time, the Company may have collected payment for future sales of product to begin production. These transactions are deferred until the product transfers to the customer and the performance obligation is considered complete. As of June 30, 2024, $831,064 in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. The Company expects to recognize all of our unsatisfied (or partially unsatisfied) performance obligations as revenue in the next twelve months.

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

Disaggregation of Revenue

All machine sales and most non-machine sales are completed in North America.

	Three Months ended June 30, 2024	Three Months ended June 30, 2023	Six Months ended June 30, 2024	Six Months Ended June 30, 2023
Machine sales	$29,150	$105,000	$99,150	$448,000
Non-Machine sales	107,122	297,610	332,495	583,035
Total sales	$136,312	$402,610	$431,645	1,031,035

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

The following table presents the effect of potential dilutive issuances for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss attributable to common stockholders	$42,217	$(1,668,432)	$(601,632)	$(1,635,836)
Preferred stock dividends	13,114	23,086	26,228	45,919
Derivative (gain) loss	-	1,532,147	-	1,408,846
Deemed dividend on preferred exchange	-	-	83,836	-
Interest expense associated with convertible debt	80,159	125,870	160,932	173,232
Net income (loss) for dilutive calculation	$135,490	$12,671	(330,636)	(7,839)

Weighted average shares outstanding	93,630,964	80,132,342	93,548,154	77,605,012
Dilutive effect of preferred stock	9,733,333	18,066,667	9,733,333	16,066,667
Dilutive effect of convertible debt	119,977,814	74,074,074	119,977,814	74,074,074
Dilutive effect of common stock warrants	204,872	-	539,286	-
Weighted average shares outstanding for diluted net income (loss) per share	223,546,983	172,273,083	223,798,587	167,745,753

During the three and months ended June 30, 2024, the impact of the 6,000,000 outstanding warrants to purchase common stock, 119,977,814 shares issuable under convertible debt and 9,733,333 shares issuable under convertible preferred stock were excluded from the calculation above as their impact would be anti-dilutive. The calculation for each period presented also excludes 2,777,778 shares not yet issued related to conversions of debt that occurred in 2020.

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

Advertising and Marketing Expenses

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $0 and $220 for the six months ended June 30, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. The Company incurred no research and development costs during the six months ended June 30, 2024 and 2023.

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

Note 3: Property and Equipment

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023

Furniture and fixtures	$10,425	$10,425
Equipment	7,579	7,579
Trade show display	2,640	2,640
Total	20,644	20,644
Less: Accumulated depreciation	(20,644)	(20,516)
Property and equipment, net	$-	$128

Depreciation expense amounted to $128 and $192 for the six months ended June 30, 2024 and 2023, respectively.

Note 4: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2024	December 31, 2023

Accounts payable	$255,129	$292,912
Accrued interest	448,979	318,991
Sales tax payable	144,553	144,553
Total Accounts payable and Accrued expenses	$848,661	$756,456

Note 5: Notes Payable and Line of Credit

A summary of Notes Payable are as follows:

	June 30, 2024	December 31, 2023

SBA loan May 2020	140,280	141,412
Note payable September 2021	603,088	616,492

Total notes payable	743,368	757,904
Less: discount and deferred finance costs	-	-
Less: current portion	(607,473)	(619,932)
Long-term portion of notes payable	$135,895	137,972

On June 2, 2020, the Company received $150,000 under the Small Business Administration’s Economic Injury Disaster Loan. The loan bears interest at a fixed rate of 3.75%, and matures on May 26, 2050, payable monthly with payments of $731 beginning twelve months after issuance. The loan gives the Small Business Administration a security interest in all assets of the Company. As of June 30, 2024 and December 31, 2023, the Company owed a principal amount of $140,280 and $141,412 under this loan.

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

As of June 30, 2024 and December 31, 2023, the Company owed a principal amount of $603,088 and $616,932 under this loan, with no remaining unamortized discount, respectively.

The Company amortized $0 and $95,095 of debt discount and deferred finance costs to interest expense related to notes payable during the six months ended June 30, 2024 and 2023, respectively.

Line of Credit

On March 30, 2023, the Company entered into a line of credit agreement with a principal amount of $50,000, which was drawn in full as of June 30, 2024. The line of credit is unsecure, bears interest at 10% and matured on June 30, 2023. The Company paid $1,000 in financing costs associated with the loan.

The following is an analysis of the annual principal payments require on a fiscal year basis as of June 30, 2024:

For the twelve months ended June 30:	Amount
2024 (6 months remaining	$657,473
2025	3,588
2026	3,727
2027	4,193
2028	4,008
Thereafter	120,379
Total principal	793,368

Note 6: Convertible Notes Payable and Derivative Liabilities

Convertible Notes Payable

The following table summarizes outstanding convertible notes as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

January 2024 Note, due January 2025	$755,334	-
June 2019 Notes, due September 30, 2024	444,444	$444,444
Total principal	1,199,778	444,444
Less: Discounts	(34,333)	-
Total net of discounts	1,165,445	444,444

Less: Current convertible notes payable, net of discount	(1,165,445)	(444,444)

Total long-term convertible notes payable, net	$-	$-

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

The Company amortized $34,333 and $0 of debt discount and deferred finance costs to interest expense related to convertible notes payable during the six months ended June 30, 2024 and 2023, respectively.

Accrued interest on notes payable and convertible notes payable was $448,979 and $318,991 as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, there are 2,777,778 shares remaining to be issued related to 2020 debt conversions of $499,999, which is included in Subscription payable on the consolidated balance sheets.

On January 3, 2024, the Company issued 3,000,000 shares of common stock to Think Capital Partners as part of the Exchange as discussed in Note 6.

On January 5, 2024, the Company entered into consulting agreements with four consultants to build a new distribution business, Catalyst Distribution. Under the terms of the agreements, the consultants can each earn up to 7,416,667 restricted shares of the Company’s common stock that will be granted over a 12-month period based on attainment of revenue goals. The initial grants are:

•	David Shin was granted 2,472,222 shares on January 9, 2024.
•	Sungchul Sin was granted 2,472,222 shares on January 9, 2024.
•	Richard Yoo was granted 2,472,222 shares on January 9, 2024.
•	Baron Huber was granted 2,472,222 shares on January 9, 2024.

The remaining grants 4,944,445 shares to each consultant are to be earned in two separate tranches, with the first being 2,472,222 shares on July 1, 2024 based on attainment of revenue goals, and the second tranche of 2,472,223 shares on January 1, 2025 based on attainment of revenue goals.

These shares had a fair value of $430,908 based on the closing price of the Company’s common stock at January 5, 2024, which was recognized in. On June 11, 2024 the total of 4,944,444 shares issued to Sungchul Sin and Richard Yoo were forfeited and returned to the Company and the Company reversed $197,531 of expense in the current period.

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

The Company accrued $6,282 in dividends on the Series A Preferred Stock for the six months ended June 30, 2024. Total accrued dividends at June 30, 2024 and December 31, 2023 were $38,905 and $32,622, respectively. The redemption value of the Series A Preferred Stock as of June 30, 2024 and December 31, 2023 was $290,904 and $284,622, reflected as temporary equity on the Company’s consolidated balance sheet.

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

In January 2024, the Company entered into the Exchange agreement as discussed in Note 6. As a result, 500,000 shares of Series B Convertible Preferred Stock and $80,000 of accrued dividends were cancelled and exchanged into a convertible promissory note. As of June 30, 2024 the Series B Preferred Stock had not yet been cancelled by the Company.

The Company accrued $19,945 in dividends on the Series B Preferred Stock for the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023 there were $99,945 and $160,000, respectively, of outstanding accrued dividends.

Stock Warrants

A summary of stock warrant information is as follows:

	Aggregate Number	Aggregate Exercise Price	Weighted Average Exercise Price

Outstanding at December 31, 2023	12,068,576	$2,088,177	$0.17
Granted	2,000,000	20,000	0.01
Exercised	(685,713)	(6,857)	0.01
Forfeited and cancelled	(7,382,863)	(1,281,320)	0.17
Outstanding at June 30, 2024	6,000,000	$820,000	$0.14
Exercisable at June 30, 2024	6,000,000	$820,000	$0.14

The weighted average remaining contractual life is approximately 3.23 years for stock warrants outstanding with $1,800 of intrinsic value of as of June 30, 2024. All of the above warrants were fully vested.

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

Those shares were in subscriptions payable as of June 30, 2024 and December 31, 2023, and presented on the balance sheet.

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

The components of lease cost for operating leases for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Operating lease cost	$20,108	$20,108
Short-term lease cost	3,892	3,892
Total lease cost	$24,000	$24,000

The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at June 30, 2024 and December 31, 2023:

Lease Position	June 30, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$25,780	$43,965
Right of use liability operating lease current portion	$27,231	$39,255
Right of use liability operating lease long term	-	6,978
Total operating lease liabilities	$27,231	$46,233

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company estimated its incremental borrowing rate to be 10%. The lease has a remaining term of 0.9 years and a weighted average rate of 10%.

The following table provides the maturities of lease liabilities at June 30, 2024:

Operating
Leases
2024 (6 months remaining)	$28,262
2025	-
2026	-
2027	-
2028 and thereafter	-
Total future undiscounted lease payments	28,262
Less: Interest	(1,031)
Present value of lease liabilities	$27,231

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

Note 11: Subsequent Events

Management has evaluated events through August 14, 2024, the date these financial statements were available for issuance, and noted no events requiring disclosures.

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

Results of Operations – Three Month Periods

Comparison for the three-month periods ended June 30, 2024 and 2023:

Revenue

Total revenue during the three months ended June 30, 2024 was $136,312 (comprised of machine sales of $29,150 and non-machine sales of $107,162), compared to the three months ended June 30, 2023 that generated sales of $402,610 (comprised of machine sales of $105,000 and non-machine sales of $297,610).

Cost of Revenue

Total cost of revenue decreased to $84,271 during the three months ended June 30, 2024, compared to the three months ended June 30, 2023 that had a cost of revenue of $247,589.

Operating Expenses

Operating expenses during the three months ended June 30, 2024 decreased to $110,238, before the effect of reversing $197,531 of stock based compensation upon the return of shares issued, which when combined results in negative expense of $87,293 (comprised of Salaries of $23,985 and Other Sales, Marketing and General and Administrative (“SG&A”) expenses of $(111,278), compared to the three months ended June 30, 2023 that produced $142,350 (comprised of Salaries of $51,274 and SG&A expenses of $91,076).

Income (loss) from Operations

Total income from operations was $139,334 during the three months ended June 30, 2024, compared to $12,671 for the three months ended June 30, 2023.

Change in Fair value of derivative

Change in Fair value of derivatives, a non-cash item, was $0 during the three months ended June 30, 2024, due to the debt and warrants no longer be accounted for as derivative liabilities during the three months ended June 30, 2024, compared to a derivative loss of $1,532,147 during the three months ended June 30, 2023.

Interest Expense

Interest expense decreased to $84,003 during the three months ended June 30, 2024, compared to $125,870 during the three months ended June 30, 2023.

Net (Loss) / Income

Net income was $55,331 during the three months ended June 30, 2024, compared to a net loss of $1,645,346 during the three months ended June 30, 2023, primarily due to the reversal of forfeited stock-based compensation of $197,531 during the current period.

Results of Operations – Six Month Periods

Comparison for the six-month periods ended June 30, 2024 and 2023:

Revenue

Total revenue during the six months ended June 30, 2024 was $431,645 (comprised of machine sales of $99,150 and non-machine sales of $332,495), compared to the six months ended June 30, 2023 that generated sales of $1,031,035 (comprised of machine sales of $448,000 and non-machine sales of $583,035).

Cost of Revenue

Total cost of revenue decreased to $280,460 during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 that had a cost of revenue of $652,901.

Operating Expenses

Operating expenses during the six months ended June 30, 2024 increased to $476,639 (comprised of Salaries of $70,953 and Other SG&A expenses of $405,686 that includes a non-cash equity compensation $437,765), compared to the six months ended June 30, 2023 that produced $385,973 (comprised of Salaries of $164,161 and Other SG&A expenses of $221,812).

Income (loss) from Operations

Total loss from operations was $325,454 during the six months ended June 30, 2024, compared to $7,839 for the six months ended June 30, 2023.

Change in Fair value of derivative

Change in Fair value of derivatives, a non-cash item, was $0 during the six months ended June 30, 2024, due to the debt and warrants no longer be accounted for as derivative liabilities during the six months ended June 30, 2024, compared to a derivative loss of $1,408,846 during the six months ended June 30, 2023.

Interest Expense

Interest expense decreased to $166,114 during the six months ended June 30, 2024, compared to $173,232 during the six months ended June 30, 2023.

Net (Loss) / Income

Net loss was $491,568 during the six months ended June 30, 2024, compared to a net loss of $1,589,917 during the six months ended June 30, 2023.

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents of $67,624. During the six months ended June 30, 2024, we have financed our operations principally through receipts of customer payments and proceeds on the convertible note payable of $100,000.

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

During the six months ended June 30, 2024, net cash used in operating activities was $163,361, compared to $368,658 during the six months ended June 30, 2023.

Investing Activities

The Company had no investing activities in either period.

Financing Activities

During the six months ended June 30, 2024, the Company received $100,000 in proceeds from the new convertible note payable, and made payments of $14,536 on notes payable.

During the six months ended June 30, 2023, the Company received $50,000 in proceeds from the new line of credit, and made payments of $65,136 on notes payable and $1,000 of debt issuance cost.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2024 and the year ended December 31, 2023, we did not have any off-balance sheet arrangements as defined by applicable SEC regulations.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, we have concluded that, based on such evaluation, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management concluded there was a material weakness in our internal control over financial reporting as of June 30, 2024. This conclusion is due to identified control deficiencies around the identification of errors during year end resulting in material adjusting journal entries as well as a lack of a formal policy for the approval, identification and authorization of related party transactions.

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

31.1

Certification of the Company’s Principal Executive Officer and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024

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

JACKSAM CORPORATION

Dated: August 19, 2024	By:	/s/ Mark Adams
Mark Adams
Chief Executive Officer and interim Chief Financial Officer

